Form 10-Q
period 1995-06-30
OI CORP
filed 1995-07-26
CIK 73773

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                  ----------------------------
                            FORM 10-Q


[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ____________

                  ----------------------------
                 COMMISSION FILE NUMBER: 0-6511
                  ----------------------------

                        O. I. CORPORATION
     (Exact name of registrant as specified in its charter)

                            OKLAHOMA
                    (State of Incorporation)

                          P.O. BOX 9010
                         151 GRAHAM ROAD
                     COLLEGE STATION, TEXAS
            (Address of Principal Executive Offices)

                           73-0728053
              (IRS Employer Identification Number)

                           77842-9010
                           (Zip Code)

                         (409) 690-1711
      (Registrant's telephone number, including area code)

                         NOT APPLICABLE
             (Former Name, Former Address and Former
           Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

          Yes    X                     No

Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995: 4,116,129 shares

                        O.I. CORPORATION
              Condensed Consolidated Balance Sheet
                         (In thousands)
                           (unaudited)

                                             JUNE 30,  DEC 31,
                                              1995      1994
                                             _______   _______
                    ASSETS

Current assets:
 Cash and cash equivalents . . . . . . .    $  7,690  $  2,848
 Short term investments. . . . . . . . .         265     5,139
 Accounts receivable . . . . . . . . . .       2,492     3,292
 Inventories . . . . . . . . . . . . . .       2,643     2,160
 Current deferred tax asset. . . . . . .         482       243
 Other current assets. . . . . . . . . .         591       318
                                            ________  ________
   Total current assets. . . . . . . . .      14,163    14,000

Property, plant and equipment, net . . .       1,781     1,504
Other assets . . . . . . . . . . . . . .         725       475
                                            ________  ________
   Total assets. . . . . . . . . . . . .    $ 16,669  $ 15,979
                                            ========  ========


   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable. . . . . . . . . . . .    $   841   $    993
 Accrued compensation. . . . . . . . . .        465        545
 Accrued expenses. . . . . . . . . . . .      1,445      1,307
                                            _______   ________
   Total current liabilities . . . . . .      2,751      2,845

Deferred income taxes. . . . . . . . . .        305        252
                                            _______   ________
   Total liabilities . . . . . . . . . .      3,056      3,097

Shareholders' equity:
 Common stock ($.10 par value) . . . . .        412        404
 Additional paid in capital. . . . . . .      4,731      4,432
 Retained earnings . . . . . . . . . . .      8,470      8,046
                                            _______   ________
   Total shareholders' equity. . . . . .     13,613     12,882

   Total liabilities &
    shareholders' equity . . . . . . . .    $16,669   $ 15,979
                                            =======   ========





                        O.I. CORPORATION
          Condensed Consolidated Statement of Earnings
              (In thousands, except per share data)
                           (unaudited)

                                Three               Six
                            Months Ended        Months Ended
                               June 30            June 30
                          ________________    ________________
                            1995     1994      1995      1994
                          _______   ______    ______    ______

Net sales. . . . . . . .  $ 4,425   $4,632    $9,127    $9,461
Cost of goods sold . . .    2,312    2,551     4,830     5,271
                           ______   ______    ______    ______
Gross profit . . . . . .    2,113    2,081     4,297     4,190

Res. & Dev. expense. . .      466      471       972       854
Selling, general &
 administrative expenses    1,445    1,173     2,924     2,358
                           ______   ______    ______    ______
Operating income . . . .      202      437       401       978

Int. income/other inc. .      136       96       256       172
Interest expense . . . .        0        0         5         0
                           ______   ______    ______    ______
Income before inc. taxes      338      533       652     1,150

Provision for taxes on
 earnings. . . . . . . .      117      143       228       369
                           ______   ______    ______    ______
Net income . . . . . . .  $   221   $  390    $  424    $  781
                          =======   ======    ======    ======

Weighted average number
 of shares outstanding .  4,224,628 4,174,742 4,227,452 4,154,843

Earnings per share . . .  $  0.05   $ 0.09    $ 0.10    $ 0.19

Dividends per share. . .    -0-       -0-       -0-       -0-



                        O.I. CORPORATION
         Condensed Consolidated Statement of Cash Flows
                         (In thousands)
                           (unaudited)

                                             Six Months Ended
                                            ___________________
                                            June 30     June 30
                                             1995        1994
                                            _______     _______

CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                              $    424     $    781
   Depreciation & amortization                  235          150
   Deferred income taxes                        (27)         (55)
   Change in working capital, net
      of effect from purchase of
      Laboratory Automation, Inc.               764         (433)
                                           ________     ________
   Net cash flows provided by
    operating activities                      1,396          443

CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payments on capital
    lease obligation                             (0)          (6)
                                           ________     ________
      Net cash flows provided (used)
       by financing activities                   (0)          (6)

CASH FLOW USED IN INVESTING ACTIVITIES:
   Proceeds from sale of property,
    plant & equipment                             0           13
   Purchase of property, plant
    & equipment                                (235)        (246)
   Purchase of LAI                           (1,174)           0
   Purchase of investments                        0       (3,266)
   Maturity of investments                    4,852            0
   Investment in patents                        (16)        (220)
   Investment in other assets                    (0)         (59)
   Change in deposits                            19            6
                                           ________     ________
      Net cash flows used in
       investing activities                   3,446       (3,772)

Increase (decrease) in cash and
   cash equivalents                        $  4,842     $ (3,335)
                                           ========     ========

Cash and cash equivalents at
   beginning of year                       $  2,848     $  8,442
Cash and cash equivalents at
   end of quarter                             7,690        5,107



                        O.I. CORPORATION
           Notes to Consolidated Financial Statements
                           (Unaudited)

1. Summary of Significant Accounting Policies.
   The accompanying unaudited consolidated financial statements have been prepared by O.I. Corporation and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended June 30, 1995 and 1994, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant intercompany balances and transfers have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1994.

   The Company is an environmental instrument company that specializes in the design, manufacture, sale and service of instruments for the sampling, analysis, detection and reporting of compounds that contaminate water, air and soil. Sales of the Company's products are recorded based on shipments of products and no substantial right of return exists.

2. Inventories.
                         June 30, 1995  Dec. 31, 1994
                         _____________  _____________

       Raw Materials     $  1,473,000   $   1,262,000
       Work in Process        450,000         370,000
       Finished Goods    $    720,000   $     528,000
                         ____________   _____________
                         $  2,643,000   $   2,160,000
                         ============   =============

3. Earnings per Common and Common Equivalent Shares.
   Earnings per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of dilutive stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.

4. Acquisition of Laboratory Automation, Inc. (LAI)
   The Company acquired LAI on February 9, 1995, in a stock and cash transaction accounted for as a purchase. The unaudited pro forma combined results of operations of the Company and LAI for the three and six months ended June 30, 1994 are as follows:



                            Three Months     Six Months
                            Ended June 30  Ended June 30
                            _____________  _____________
       Net Revenue          $   5,548      $   11,311
       Net Income                 386             820
       Earnings per share         .09             .19

   Pro forma combined results for the six months ended June 30, 1995, are not materially different from the actual results due to the timing of the acquisition of LAI.

5. Reclassification.
   Certain amounts in the prior periods have been reclassified to conform with the current period presentation.


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS


General

Demand for the Company's instrumentation may be substantially affected by the enactment, timing, extent and severity of state, federal and foreign laws governing detection and analysis of contaminants in air, water and soil. The Company has experienced fluctuations in sales of its products as a result of actual or perceived changes in regulatory requirements. Legislation or regulations resulting in stricter enforcement of, or more stringent specifications for detection and analysis of contamination has resulted in periodic increases in sales. Conversely, decreases in sales have resulted, and may result in the future, from actual or perceived delays in or weakening of enforcement standards. The Company expects such fluctuations to continue in the future.

Net sales for the second quarter of 1995 decreased 4% to $4,425,000, compared to $4,632,000 for 1994. The environmental market, the primary market served by the Company, is affected by business cycles, government regulations and general economic conditions. These factors create a cyclical market and fluctuations in the demand for the Company's products. The U.S. Environmental Protection Agency, state and local government regulations have been less stringently enforced in recent years and have contributed to the decline in the Company's sales. Consolidation of domestic environmental labs has also continued to hamper sales. Sales of the Company's sample introduction products continued to be adversely impacted by the manufacture and sale of a product the Company believes infringes on at least one of its patents. In March, the Company filed a patent infringement suit against the company manufacturing and selling such product and plans to vigorously enforce its patent rights. The decline in sales of sample introduction products, gas chromatograph systems and continuous emissions monitoring systems were offset in part by new revenue generated from the Company's analytical microwave products, distribution products, and product sales from the acquisition of Laboratory Automation, Inc. (LAI). Although domestic sales have been declining, sales to the international market for the second quarter of 1995 increased over the same period of 1994.

Gross profit increased to $2,113,000, or 48% of sales, for the second quarter of 1995, compared to $2,081,000, or 45% of sales, for the same quarter of 1994. Year-to-date gross profit increased to $4,297,000 through June 30, 1995 compared to $4,190,000 for the same period of 1994. Year-to-date gross profit, as a percent of sales, was 47% for 1995 and 44% for 1994. The increase in gross profit was due to product mix, a decrease in warranty expense and improved manufacturing efficiency.

Income before tax for the second quarter 1995 amounted to $338,000, a decrease of 37% from 1994 second quarter results of $533,000.
The lower profit for 1995 was due to decreased sales volume and increased operating expenses, offset in part by increased interest income. Much of the increased operating expenses was due to higher than anticipated costs relating to LAI's operations, sales and marketing processes. The effective tax rates for the second quarter were 35% in 1995 and 27% in 1994. The increase in the effective tax rate for 1995 is due to the receipt in 1994 of a federal income tax refund relating to an amendment of the Company's 1992 tax return. Net income after tax for the second quarter 1995 decreased 43% to $221,000, or $0.05 per share, compared to $390,000, or $0.09 per share in the same period of 1994.

During June, the Company implemented cost reduction actions, including personnel reduction and a number of expense containment policies, the benefit of which will not be fully realized until the third quarter.

Year-to-date sales through June 30, 1995 decreased 4% to $9,127,000, compared to $9,461,000 for 1994. Year-to-date sales were impacted by the same factors that affected second quarter 1995 results. Year-to-date income before tax decreased 43% to $652,000 through June 30, 1995, compared to $1,150,000 for the same period of 1994. Year-to-date net income after tax decreased 46% to $424,000, or $0.10 per share through June 30, 1995, from $781,000, or $.19 per share for the same period of 1994.

Research and development (R&D) expenses for the second quarter of 1995 were $466,000, or 11% of sales, compared to $471,000, or 10%
of sales for the same period of 1994. Year-to-date R&D expenses through June 30, 1995 increased 14% to $972,000, or 11% of sales, compared to $854,000, or 9% of sales, for the same period of 1994. The decreased amount of R&D expense for the second quarter of 1995, compared to the prior period, was due to a decrease in the purchase of supplies used in the development of new products, offset in part by the addition of personnel. The increase in year-to-date R&D expense was due to the addition of personnel and an increase in the purchase of supplies in the first quarter of 1995.

Selling, general, and administrative (SG&A) expenses for the second quarter of 1995 increased 23% to $1,445,000, or 33% of sales, compared to $1,173,000, or 25% of sales, for 1994. SG&A expenses for the second quarter of 1995 were higher than 1994 due to an increase in legal fees, travel, distributor discounts and the addition of four direct sales people. These amounts were offset in part by decreased advertising costs, royalty expense and supplies. Other expenses, such as salaries, rent, utilities and telephone, increased due to the acquisition of LAI. The Company has and will continue to incur significant legal expenses related to the patent infringement complaint it filed against a competitor on March 3, 1995. Management believes that it is in the best interest of the stockholders to pursue this litigation and to protect the Company's intellectual property. Year-to-date SG&A expenses through June 30, 1995, increased 24% to $2,929,000, or 32% of sales, compared to $2,358,000, or 25% of sales, for the same period of 1994. Year-to-date SG&A expenses increased due to the factors discussed above.

Liquidity

Cash and cash equivalents totaled $7,690,000 as of June 30, 1995, compared to $2,848,000 as of December 31, 1994. Working capital, as of June 30, 1995, was $11,412,000, an increase of 2%, compared to $11,155,000 as of December 31, 1994. Working capital, as a percentage of total assets, was 68% as of June 30, 1995, compared to 70% as of December 31, 1994. The current ratio was 5.15 to 1 at June 30, 1995, as compared to 4.92 to 1 at December 31, 1994.
Total liabilities-to-equity was 22% as of June 30, 1995, compared to 24% at December 31, 1994.

Net cash flow provided from operating activities for the six months ended June 30, 1995, was $1,396,000, compared to $443,000 for the same period of 1994. The increase in cash flow provided by operating activities for the first six months in 1995 was primarily due to a decrease in accounts receivable and inventory, offset in part by a decrease in net income and a decrease in accounts payable. All changes in working capital accounts are net of the effect of the purchase of LAI. The decrease in inventory and accounts payable was the result of continued inventory management practices that began in the fourth quarter of 1994. Days sales in accounts receivable decreased from 65 at the end of 1994 to 50 as of June 30, 1995. Net cash flow provided by (used in) investing activities for the six months ended June 30, 1995 was $3,446,000, compared to ($3,772,000) for the same period of 1994. The increase in cash flow provided by investing activities resulted from the maturity of investments, offset in part by the acquisition of LAI. Capital expenditures for the remainder of the year are anticipated to be consistent with the past year, which includes personal computers, automobiles for field service and sales personnel and other miscellaneous purchases. The Company will continue to seek acquisitions but cannot predict whether any acquisitions will be successfully consummated. The Company has financed its growth from funds generated from operations and expects to continue to do so in the foreseeable future.

                   Part II:  Other Information

Item 1. Legal Proceedings: On March 3, 1995, the Company filed a patent infringement complaint against the Tekmar Company in the Galveston Division of the U.S. District Court. The Company alleges that the Tekmar Model 3000 Purge and Trap Sample Concentrator infringes on U.S. Patent No. 5,358,557 issued to the Company on October 25, 1994. The suit seeks to enjoin the manufacture and sale of the Model 3000 and like products sold under different name designations and seeks unspecified damages. Trial date has been set for July 22, 1996.
Item 2. Changes in Securities:  None
Item 3. Defaults upon Senior Securities:  None
Item 4. Submission of Matters to a Vote of Security Holders: At the Company's Annual Meeting of Shareholders on May 2, 1995, the following members were elected to the Board of
        Directors:

                                   Votes For         Withheld
                                   _________         ________
        Jack S. Anderson           3,405,666         20,444
        William W. Botts           3,411,589         14,521
        J. Lester Heath            3,405,666         20,444
        Edwin B. King              3,410,916         15,194

The following proposals were also approved at the Company's Annual
Meeting:

1.    Ratification of Price Waterhouse as the Company's auditors

                        Votes For  Against Abstain
                        _________  _______ _______
                        3,417,355  7,192   1,563

Item 5. Other Information:  None
Item 6. Exhibits and Reports on Form 8-K:  None


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 O.I. CORPORATION
                                   (Registrant)



Date:   7/25/95         BY:   /s/ Julie Wright
      _____________         _________________________________
                                   Julie Wright
                                   Controller



Date:  7/25/95         BY:   /s/ William W. Botts
      _____________         _________________________________
                                  William W. Botts
                                  President/CEO