Form 10-Q/A
period 1995-06-30
OI CORP
filed 1995-08-17
CIK 73773

[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               JUN-30-1995
[CASH]                                            7690
[SECURITIES]                                       265
[RECEIVABLES]                                     2765
[ALLOWANCES]                                       273
[INVENTORY]                                       2643
[CURRENT-ASSETS]                                 14163
[PP&E]                                            3731
[DEPRECIATION]                                    1950
[TOTAL-ASSETS]                                   16669
[CURRENT-LIABILITIES]                             2751
[BONDS]                                              0
[COMMON]                                           412
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                       13201
[TOTAL-LIABILITY-AND-EQUITY]                     16669
[SALES]                                           9127
[TOTAL-REVENUES]                                  9127
[CGS]                                             4830
[TOTAL-COSTS]                                     2096
[OTHER-EXPENSES]                                  1800
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   5
[INCOME-PRETAX]                                    652
[INCOME-TAX]                                       228
[INCOME-CONTINUING]                                424
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       424
[EPS-PRIMARY]                                     0.10
[EPS-DILUTED]                                     0.10