Form 10-Q/A
period 1995-06-30
OI CORP
filed 1995-09-26
CIK 73773

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                  ----------------------------
                       FORM 10-Q AMENDMENT


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


Item 6.   Exhibits and Reports on Form 8-K:  Exhibit 27


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  O.I. CORPORATION
                                   (Registrant)



Date:   9/26/95               BY:   /s/ Julie Wright
     _____________             _________________________________
                                   Julie Wright
                                   Controller



Date:  9/26/95                BY:   /s/ William W. Botts
     _____________             _________________________________
                                   William W. Botts
                                   President/CEO