Form 10-Q
period 1995-09-30
OI CORP
filed 1995-11-13
CIK 73773

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 1995

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

                            OKLAHOMA
                    (State of Incorporation)

                           73-0728053
              (IRS Employer Identification Number)

                          P.O. BOX 9010
                         151 GRAHAM ROAD
                     COLLEGE STATION, TEXAS
            (Address of Principal Executive Offices)

                           77842-9010
                           (Zip Code)

                         (409) 690-1711
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X         No

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995:

                        4,116,129 shares

                        O.I. CORPORATION
              Condensed Consolidated Balance Sheet
                         (In thousands)
                           (unaudited)

                                             Sept 30,   Dec 31,
                                              1995       1994
                    Assets                   -------   ---------

Current assets:
   Cash and cash equivalents . . . . . .    $  7,657   $  2,848
   Short term investments. . . . . . . .           0      5,139
   Accounts receivable . . . . . . . . .       3,303      3,292
   Inventories . . . . . . . . . . . . .       2,456      2,160
   Current deferred tax asset. . . . . .         478        243
   Other current assets. . . . . . . . .         295        318
                                            --------   ---------
   Total current assets. . . . . . . . .      14,189     14,000

Property, plant and equipment, net . . .       1,656      1,504
Other assets . . . . . . . . . . . . . .         975        475
                                            --------   ---------
   Total assets. . . . . . . . . . . . .    $ 16,820   $ 15,979
                                            ========   =========

   Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable. . . . . . . . . . .    $    731   $    993
   Accrued compensation. . . . . . . . .         382        545
   Accrued expenses. . . . . . . . . . .       1,500      1,307
                                            --------   ---------
   Total current liabilities . . . . . .       2,613      2,845

Deferred income taxes. . . . . . . . . .         294        252
                                            --------   ---------
   Total liabilities . . . . . . . . . .       2,907      3,097

Shareholders' equity:
   Common stock ($.10 par value) . . . .         412        404
   Additional paid in capital. . . . . .       4,731      4,432
   Retained earnings . . . . . . . . . .       8,770      8,046
                                            --------   ---------
   Total shareholders' equity. . . . . .      13,913     12,882
                                            --------   ---------
   Total liabilities & shareholders' equity $ 16,820   $ 15,979
                                             =======    ========

                        O.I. CORPORATION
          Condensed Consolidated Statement of Earnings
              (In thousands, except per share data)
                           (unaudited)

                                 Three               Nine
                             Months Ended        Months Ended
                                Sept 30             Sept 30
                           ----------------    -----------------
                            1995     1994       1995      1994
                           ------    ------    ------    -------

Net sales. . . . . . . .  $ 4,450   $ 4,437   $13,577   $13,898
Cost of goods sold . . .    2,292     2,421     7,122     7,692
                           ------    ------    ------    ------
Gross profit . . . . . .    2,158     2,016     6,455     6,206

Res. & Dev. expenses . .      401       485     1,373     1,337
Selling, general &
  administrative expenses   1,424     1,121     4,349     3,479
                           ------     -----     -----     -----
Operating income . . . .      333       410       733     1,390

Int. inc./other income .      148       109       405       281
Interest expense . . . .        0         0         5         2
                            -----    ------     -----     -----
Income before inc. taxes      481       519     1,133     1,669

Provision for taxes on
  earnings . . . . . . .      181       199       409       567
                            -----   -------   -------   -------
Net income . . . . . . .  $   300   $   320   $   724   $ 1,102
                           ======    ======    ======    ======

Weighted average number
 of shares outstanding .  4,226,729 4,170,322 4,230,913 4,157,214

Earnings per share . . .  $  0.07   $  0.08   $ 0.17    $ 0.27

Dividends per share. . .    -0-        -0-      -0-       -0-

                        O.I. CORPORATION
         Condensed Consolidated Statement of Cash Flows
                         (In thousands)
                           (unaudited)

                                            Nine Months Ended
                                          --------------------
                                          Sept 30,   Sept 30,
                                            1995       1994
                                          --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                             $   724    $  1,102
   Depreciation & amortization                345         232
   Deferred income taxes                      (39)       (101)
   Change in working capital, net
     of effect from purchase of
     Laboratory Automation, Inc. (LAI)
     in 1995.                                  44      (1,480)
   (Gain) loss on disposition of
     equipment                                (16)          0
                                          --------     -------
   Net cash flows provided (used)
      by operating activities               1,058        (247)

CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payments on capital
     lease obligation                           0          (7)
                                          -------      -------
   Net cash flows provided (used) by
     financing activities                       0          (7)

CASH FLOW USED IN INVESTING ACTIVITIES:
   Proceeds from disposition of equipment      36          13
   Purchase of property, plant & equipment   (224)       (330)
   Purchase of LAI                         (1,174)          0
   Purchase of investments                      0      (4,885)
   Maturity of investments                  5,117           0
   Investment in patents                      (22)       (221)
   Investment in other assets                   0         (59)
   Change in deposits                          18          (8)
                                           ------       -----
   Net cash flows used in investing
     activities                             3,751      (5,490)

Increase (decrease) in cash               $ 4,809    $ (5,744)
                                          =======    ========
Cash and cash equivalents at
   beginning of year                      $ 2,848    $  8,442
Cash and cash equivalents at
   end of quarter                         $ 7,657    $  2,698

                        O.I. CORPORATION
                  Notes to Financial Statements
                           (Unaudited)

1. Summary of Significant Accounting Policies.
   The accompanying unaudited financial statements have been prepared by O.I. Corporation and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 1995 and 1994, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1994.

   The Company is an environmental instrument company that specializes in the design, manufacture, sale and service of instruments for the sampling, analysis, detection and reporting of compounds that contaminate water, air and soil. Sales of the Company's products are recorded based on shipments of products and no substantial right of return exists.

2. Inventories.
                       Sept. 30, 1995   Dec. 31, 1994
                       --------------   -------------
   Raw Materials        $  1,137,000     $  1,262,000
   Work in Process           516,000          370,000
   Finished Goods            803,000          528,000
                        ------------    -------------
                        $  2,456,000     $  2,160,000
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

4. Acquisition of Laboratory Automation, Inc. (LAI).
   The Company acquired LAI on February 9, 1995, for 76,479 shares of the Company's common stock and $1,117,000, in a stock and cash transaction accounted for as a purchase. The unaudited pro forma combined results of operations of the Company and LAI for the three and nine months ended September 30, 1994 are as follows:

                             Three Months       Nine Months
                             Ended Sept 30     Ended Sept 30
                             --------------    -------------
         Net Revenue           $   5,283         $  16,594
         Net Income                  269             1,090
         Earnings per share        .06               .26

   Proforma combined results for the nine months ended September
   30, 1995 are not materially different from the actual results due to the timing of the acquisition of LAI.

5. Reclassification
   Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       __________________________________________________


Sales for the third quarter of 1995 were $4,450,000, compared to $4,437,000 for the third quarter of 1994. Sales of sample preparation products from the 1995 acquisition of LAI, which were not included in the prior year, and an increase in sales of microwave and TOC products offset a decline in sales of gas chromatography (GC) components and systems. The U.S. environmental market remains in a state of consolidation, with environmental testing labs continuing to merge and to close, creating excess equipment. The excess equipment is then sold on the used equipment market at substantial discounts and mitigates the demand for new equipment. In the third quarter of 1995, the Company began shipping new products shown at the Pittsburgh Conference Exhibition in March 1995. Management believes the new products introduced in 1995 have applications in non-environmental markets. In particular, the TOC product has applications in the semiconductor and pharmaceutical markets, and a new halogen selective detector has a number of potential applications outside the environmental market. However, the Company's sales to date in these sectors have not been material. Sales for the nine months ended September 30, 1995 decreased 2% to $13,577,000, compared to $13,898,000 for 1994. International sales, which constituted 15% of sales for the nine months ended September 30, 1995, increased by 117% over the same period of 1994.

Gross profit increased to $2,158,000, or 49% of sales for the third quarter of 1995, compared to $2,016,000, or 45% of sales for the same quarter of 1994. Year-to-date gross profit increased to $6,455,000, or 48% of sales, through the third quarter of 1995 compared to $6,206,000, or 45% of sales for the same period of 1994. The increase in gross profit was due to the mix of products sold, a decrease in the manufacturing costs and lower product warranty costs.

Income before taxes for the third quarter 1995 amounted to $481,000, a decrease of 7% from 1994 third quarter results of $519,000. Net income for the third quarter 1995 was down 6% to $300,000, or $.07 per share, compared to $320,000, or $.08 per share in the same period of 1994.

Year-to-date income before taxes decreased to 32% to $1,133,000 through the third quarter of 1995, compared to $1,669,000 for the same period of 1994. The effective tax rates were 36% in 1995 and 34% in 1994. The lower effective tax rate for 1994 is due to the receipt of a federal income tax refund in 1994 relating to an amendment of the Company's 1992 return. Year-to-date net income decreased 34% to $724,000, or $.17 per share through the third quarter of 1995, from $1,102,000, or $.27 per share for the same period of 1994. The decrease in year-to-date net income was the result of decreased sales and increased SG&A expense, offset in part by higher interest income.

Research and development (R&D) expenses for the third quarter of 1995 were $401,000, or 9.0% of sales, compared to 1994 third quarter expenses of $485,000, or 10.9% of sales. Year-to-date R&D expenses through September 30, 1995 were $1,373,000, or 10.1% of sales, compared to $1,337,000, or 9.6% of sales, for the same period of 1994. The decreased amount of R&D expenses for the third quarter 1995 was the result of a reduction in personnel, a decrease in the purchase of supplies and the termination of the consulting agreement the Company had with a former officer. Several product development projects that were in progress during 1994 were concluded and product shipments began during the third quarter of 1995.

Selling, general, and administrative (SG&A) expenses for the third quarter of 1995 increased 27% to $1,424,000, or 32% of sales, compared to $1,121,000, or 25% of sales for 1994. Year-to-date SG&A expenses through September 30, 1995, increased 25% to $4,349,000, or 32% of sales, compared to $3,479,000, or 25% of sales, for the same period of 1994. Third quarter and year-to-date SG&A expenses increased due to higher legal fees, the addition of four direct sales people, increased travel costs and costs associated with producing and distributing the 1995 sales catalog. Other expenses such as salaries, rent, utilities and telephone increased due to the acquisition of LAI. The Company has and will continue to incur significant legal expenses related to the patent infringement complaint it filed against a competitor on March 3, 1995. Management believes it is in the best interest of the stockholders to pursue this litigation and protect the Company's intellectual property.


Liquidity
Cash and cash equivalents totaled $7,657,000 as of September 30, 1995, compared to $2,848,000 as of December 31, 1994. Working capital, as of September 30, 1995, was $11,576,000, an increase of 4%, compared to $11,155,000 as of December 31, 1994. Working capital, as a percentage of total assets, was 69% as of September 30, 1995, compared to 70% as of December 31, 1994. The current ratio was 5.43 to 1 at September 30, 1995, as compared to 4.92 to 1 at December 31, 1994. Total liabilities as a percentage of equity was 21% as of September 30, 1995, compared to 24% as of December 31, 1994.

Net cash flow provided (used) by operating activities for the nine months ended September 30, 1995, was $1,058,000, compared to ($247,000) for the same period of 1994. The increase in cash flow from operating activities for the first nine months of 1995 was primarily due to decreases in inventory and accounts receivable, partially offset by a decrease in accounts payable. All changes in working capital accounts are net of the effect of the purchase of LAI. Net cash flow provided (used) by investing activities for the nine months ended September 30, 1995 was $3,751,000, compared to ($5,490,000) for the same period of 1994. The increase in cash flow from investing activities was the result of the maturity of investments purchased in 1994, partially offset by the purchase of LAI. Capital expenditures for the remainder of the year are anticipated to be consistent with the past year, which includes personal computers, automobiles for field service and sales personnel and other miscellaneous purchases. The Company will continue to seek acquisitions but cannot predict whether any acquisitions will be made. The Company has financed its growth from funds generated from operations and expects to continue to do so in the foreseeable future.

                   Part II:  Other Information

Item 1. Legal Proceedings: On March 3, 1995, the Company filed a patent infringement complaint against the Tekmar Company in the Galveston Division of the U.S. District Court. The Company alleges that the Tekmar Model 3000 Purge and Trap Sample Concentrator infringes on U.S. Patent No. 5,358,557 issued to the Company on October 25, 1994. The suit seeks to enjoin the manufacture and sale of the Model 3000 and like products sold under different name designations and seeks unspecified damages. A trial date has been set for July 22, 1996.
Item 2.        Changes in Securities:  None
Item 3.        Defaults upon Senior Securities:  None
Item 4.        Submission of Matters to a Vote of Security
               Holders:  None
Item 5.        Other Information:  None
Item 6.        Exhibits and Reports on Form 8-K:  Exhibit 27



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     O.I. CORPORATION

                                     (Registrant)



Date: November 8, 1995           BY:      /s/ Julie Wright
                                             Julie Wright
                                             Controller



Date: November 8, 1995           BY:      /s/ W. W. Botts
                                             William W. Botts
                                             President & CEO