Form 10-K405
period 1995-12-31
OI CORP
filed 1996-03-13
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-K


  [X] Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1995

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-6511.

                               O. I. CORPORATION
             (Exact name of registrant as specified in its charter)

              OKLAHOMA                                    73-0728053
      (State of Incorporation)                 (IRS Employer Identification No.)

     151 GRAHAM ROAD, BOX 9010
         COLLEGE STATION, TEXAS                           77842-9010
 (Address of principal executive offices)                 (Zip Code)


Registrant's Telephone Number, including area code: (409) 690-1711

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                                  Common Stock
                                ----------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. X
               ---

The aggregate market value of the voting stock (based upon the March 1, 1996 average of the high and low trade prices of these shares from the National Association of Securities Dealers) of O.I. Corporation held by non-affiliates was approximately $12,225,168.

Number of shares outstanding of each of the issuer's classes of common stock, as of March 1, 1996: 3,942,750 shares.

Item 9 and Part III information are incorporated by reference to the proxy statement for the annual meeting of shareholders to be held May 7, 1996.

                                     PART I


ITEM 1.  BUSINESS

O. I. Corporation (the Company) was organized as a corporation in 1963, in accordance with the Business Corporation Act of the State of Oklahoma, as Clinical Development Corporation, a builder of medical and research laboratories. In 1969, the Company headquarters were moved from Oklahoma City, Oklahoma to College Station, Texas, where the Company became involved in commercializing technology developed in the School of Oceanography at Texas A&M University. In July 1969, the Company's name was changed to Oceanography International Corporation. In July 1980, the Company's name was changed to O.I. Corporation, and in January 1989, to better align the company name with the products offered and markets served, the Company began doing business as O.I. Analytical. On January 4, 1994, the Company acquired all the stock of CMS Research Corporation (CMS) of Birmingham, Alabama and accounted for the transaction as a pooling of interests. As a result of this accounting treatment, the Company's financial statements have been restated for 1992 and 1993. See Note 2 to the Consolidated Financial Statements contained herein.
On June 24, 1994, the Company purchased substantially all of the assets and assumed certain liabilities of Floyd Associates, Incorporated (Floyd) of Lake Wylie, South Carolina and accounted for the transaction as an asset purchase. On February 9, 1995, the Company acquired all the stock of Laboratory Automation, Inc. (LAI) of Columbia, Missouri, and accounted for the transaction as a purchase.

The Company develops, manufactures, markets and services analytical, monitoring, and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds. The Company's analytical instruments and systems are used primarily in testing and research laboratories that are involved in the regulation, testing, and disposal of environmental contaminants in air, water, and soil. CMS, founded in 1986, develops, manufactures, and markets instruments used as continuous emissions monitoring systems (CEM) or continuous monitoring systems (CMS), thus the origin of the company name. The systems are used for monitoring for volatile organic compounds (VOCs) and chemical warfare agents. LAI, formed from the divestment of ABC Laboratories, of Columbia, Missouri, develops, manufactures, and markets gel permeation chromatography (GPC) systems, Soxhlet extraction, liquid/liquid extraction, and solvent purification systems. The Company also manufactures expendables and accessories required to support its products.

The Company entered an agreement on June 1, 1994 to distribute a Thermal Extraction (ThermEx(TM)) device and cryogenic cooling device, both inlet systems for gas chromatography. The Company and supplier mutually agreed to terminate the Agreement effective December 6, 1995. The supplier purchased from the Company all supplier products in the Company's inventory, and agreed to provide warranty and service relating to products sold under the contract by the Company. Sales under the agreement were not material to the Company's operating results for the period December 31, 1995 nor for the period ending December 31, 1994.

Gas Chromatography Instruments   The Company designs, manufactures, markets,
and services components for gas chromatography, including detectors and sample introduction instruments. Gas chromatography, developed in 1952, is an analytical technique that separates organic compounds based on their unique physical and chemical properties. The use of gas chromatography in a number of diverse applications has lead to the continuous development of a broad range of sample introduction and detector devices. Advances in the field are based on technology improvements which provide sample introduction, faster analysis, lower level detection, and ease of use. Set forth below are descriptions of certain gas chromatograph instruments (GCs) currently manufactured by the Company.

- The Electrolytic Conductivity Detector (ELCD) selectively detects trace quantities of organic halogen, sulfur, and nitrogen. It is primarily used for analyzing volatile organic compounds, pesticides, and poly-chlorinated biphenyls (PCBs) in drinking water, wastewater, soil, and air as required in U.S. Environmental Protection Agency (EPA) Methods 502.2 and 601.

- The Photoionization Detector (PID) selectively detects trace quantities of aromatic and olefinic compounds, which are ionized by an ultra-violet light source. It is primarily used in VOC analysis, as required in U.S. EPA Methods 502.2 and 601, underground storage tank monitoring, and pharmaceutical applications.

- The Flame Ionization Detector (FID) selectively detects materials that ionize in an air/hydrogen flame.

- The Tandem PID/ELCD Detector combines the PID and ELCD for detection of VOCs in soil, water, and air. The unique tandem design requires only one GC detector port, increasing GC capability.

- The Tandem PID/FID Detector combines the PID and FID to detect aromatic hydrocarbons. It is primarily used to analyze water, soil, or waste samples for aromatics associated with fuels and underground storage tank monitoring.

- The Purge-and-Trap Sample Concentrator (P&T) concentrates trace amounts of a liquid, solid, or gaseous sample for introduction into a GC. Autosamplers sequentially transfer samples to the P&T for automated sampling and increased laboratory productivity.

- The Headspace Sampler concentrates trace amounts from a gaseous sample for introduction into a GC.

GC Analyzer Systems   The Company integrates its gas chromatography components
with a GC and a GC column to form GC analyzer systems. The Company's VOC Analyzer System, BTEX Analyzer System (Benzene, Toluene, Ethylbenzene, and Xylenes), Pesticide Analyzer System, and HF (Hydrogen Fluoride) Analyzer System are available in different configurations to meet market needs.

Organic Carbon Analyzer Systems   The Company designs, manufactures, markets,
and services Total Organic Carbon (TOC) Analyzers that are primarily used to measure organic and inorganic carbon levels in ultrapure water, drinking water, groundwater, wastewater, soils, and solids. The Company's TOC Analyzer is used in testing required by the U.S. EPA. The TOC Analyzer is also used in testing associated with U.S. pharmaceutical methods, the manufacture of semiconductors, power generation, and oceanographic research.

Continuous Emissions Monitoring (CEM) Systems   The Company designs,
manufactures, markets, and services a continuous air monitoring analyzer for monitoring VOCs. The U.S. Government has been the largest buyer of the Company's CEM analyzer with the primary application being monitoring of chemical warfare agents. The Company is involved in an ongoing attempt to position CEM products to serve the commercial market. The Company believes the commercial market segments of potential applications include VOC monitoring of incineration of hazardous waste, landfill gases, Clean Air Act compliance and industrial hygiene. The CEM analyzer design is based on gas chromatography technology and includes a variety of configurations including a GC mainframe, sample inlets, separation, detectors, and data handling:

- Sample Inlets include injectors, sample loops, concentrators, and autosamplers.

- Separation is accomplished using a gas chromatographic column. The Company's modular design includes detector(s), electronics, sampling system, and gas supplies. The quick disconnect design provides for rapid column and detector replacement.

- Detection includes flame-ionization, photoionization, flame photometric, and electrolytic conductivity.

- Data Handling and Reporting is accomplished with proprietary software that provides for sequencing multiple sample inlet lines, integration of detector signals, alarm parameters, data calculation, and report conditions.

Sample Preparation Products and Systems The Company designs, manufactures, markets, and services sample preparation instrumentation used to prepare sample matrices for analysis. The most time-consuming part of chemical analysis is sample preparation. Procedures, techniques, and instruments that can reduce total sample preparation time are highly desirable in analyzing chemical compounds. Several methods for use of microwave techniques in the preparation of samples for metals analysis are pending approval by the EPA. Microwave digestion serves multiple markets, including environmental, biological, metallurgical, geological, and industrial. Applications include acid digestion of aqueous inorganic samples in accordance with proposed EPA and other defined methods. The Company's microwave product features a modular design, including mainframe oven, both integrated and separate temperature and pressure control systems, and an external exhaust system. Through the use of specially designed digestion vessels, the Company's microwave system can process up to twelve samples simultaneously. The Company's patented digestion vessels' safety features include a disk for pressure relief and double-wall construction. By acquiring LAI, the Company broadened its sample preparation product line to include the following:

- Automated Gel Permeation Chromatography (GPC) systems are used for preparation of tissue, food, industrial and environmental samples prior to analysis. Systems process up to 23 samples with unattended operation. The GPC system is widely recognized in regulatory methods for sample cleanup, including FDA, USDA and EPA.

- ExCell Liquid/Liquid Extractors provide electronically assisted extractions for up to six, one-liter aqueous samples in less than two hours. Programmable microprocessor controls automate all steps of sample handling, extraction and system rinsing. These ExCell extractors provide for the fastest possible sample preparation with minimal labor and enhanced recoveries.

-   Soxtherm Soxhlet Extractors automate all traditional soxhlet methods for
    preparing solid samples.   They extract up to six samples simultaneously
    five times faster than manual techniques. All extraction functions are automated, including solvent evaporation and recovery. The Soxtherm extractor conforms to current EPA methods.

The Company is a value-added reseller (VAR) for analytical instruments manufactured by Hewlett-Packard Company (HP). Under the terms of the Company's VAR agreement with HP, the Company purchases HP analytical instruments, including GCs, and integrates them with Company-manufactured components and markets these analytical systems for environmental analysis to comply with EPA 500, 600, and 8000 Series Methods, and for other non-environmental chemical analysis. The VAR agreement provides that HP will forward to the Company sales leads for systems comprising the Company's products. The Company also conducts its own marketing to generate sales leads. The Company obtains orders, configures systems, ships, installs, and provides support to products sold pursuant to the VAR agreement. The VAR agreement is renewable annually; however, there are no assurances that the agreement will be renewed.
Management believes that there are alternative means of distributing the Company's products and obtaining similar GC products as those now purchased from HP. The Company and HP annually evaluate the benefits of continuing the agreement. In 1994, HP began offering a product that competes with one component sold by the Company; accordingly, the Company continues to measure the value of the arrangement. Should the Company choose to pursue alternative sales strategies, GCs typically can be purchased at a more favorable discount in an original equipment manufacturers' (OEM) arrangement with HP, as well as other GC suppliers.

All of the Company's assets are located in the United States and all sales are conducted in U.S. dollars. There have been no sales or transfers between industry segments or geographic areas during the last five fiscal years. Estimated net revenue attributable to the United States, export revenue as a group, and the number of countries in which export revenue was made are as follows:

($ in thousands)                        1995          1994          1993          1992        1991(1)
-----------------------------------------------------------------------------------------------------
Net Revenue:
  United States                      $   15,110    $   16,794    $   16,860    $  19,239    $  16,633
  Export                                  2,832         1,562         1,552        1,540        1,309
                                     ----------    ----------    ----------    ---------    ---------
         Total                       $   17,942    $   18,356    $   18,412    $  20,779    $  17,942
                                     ==========    ==========    ==========    =========    =========

% of Revenue:
  United States                             84%           91%           92%          93%          93%
  Export                                    16%            9%            8%           7%           7%
                                     ----------    ----------    ----------    ---------    ---------
         Total                             100%          100%          100%         100%         100%
                                     ==========    ==========    ==========    =========    =========

Number of countries - export                31             26            28           28           23

(1)  The 1991 amounts do not include the operations of CMS.

MANUFACTURING   The Company manufactures products at three locations.  The
Company's manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems and calibration of configured systems. The Company believes that its manufacturing processes are documented as it understands the requirements to meet applicable domestic and international regulations and standards.

The Company's policy has been to have its products certified to safety standards by one or more of the following agencies: Underwriters Laboratories
(UL), Canadian Standards Association (CSA) and/or the European Committee for Electrotechnical Standardization (CE). These agencies and others also certify that instruments meet certain performance standards and that advertised specifications are accurate.

As of January 1, 1996, instruments imported in Europe are required to have a CE mark. During 1995, the Company incurred expenses relating to product modification and certification testing to ensure that certain of its products typically sold in Europe comply with CE requirements.

MARKETING The Company markets and sells analytical components and systems that it produces and purchases for resale, provides on-site support services, and distributes expendables and accessories required to support the operation of products sold. The Company markets its analytical instruments through a direct sales staff and through domestic and international independent manufacturers' representatives and distributors. The Company's marketing program includes advertising, direct mail, seminars, trade shows, and telemarketing. The Company also benefits in the selling process from marketing assistance received from HP in connection with the VAR agreement.

TECHNICAL SUPPORT The Company's technical support staff provides support after the sale to ensure customer satisfaction. The Company offers training courses and publishes technical information for its customers. Products sold by the Company generally include a 90-day to one-year warranty. Customers may also purchase service contracts that provide coverage after the expiration of the initial warranty. Service work not performed under warranty or service contract is charged on a time, travel, and material basis. The Company installs and services its products through its field service personnel in the United States and Canada and through distributors and manufacturers' representatives internationally.

RESEARCH AND DEVELOPMENT The analytical instrumentation industry is subject to rapid changes in technology. The Company's success is heavily dependent on its ability to continually improve its existing products and to introduce new products. Research and development costs, relating to both present and future products, are expensed as incurred. Research and development expenses were $1,937,000 in 1995, $1,809,000 in 1994, and $1,051,000 in

1993. The Company actively pursues development of potential new products, including custom configured GC systems and components, instrument control and data reporting software systems, dedicated analyzers, microwave systems, and other sample preparation products.

PATENTS The Company holds both United States and international patents and has United States and international patent applications pending. The Company currently holds 14 patents, 1 of which expires before the year 2000, and 13 of which expire between the years 2001 and 2011. As a matter of policy, the Company vigorously pursues and protects its proprietary technology positions and seeks patent coverage on all technology developments that it regards as material and patentable. The Company's general policy has been to seek patent protection when possible for those inventions and improvements likely to be incorporated into its products. While the Company believes that all of its patents and applications have value, no single patent or application is in itself essential to the Company's existence.

COMPETITION The Company encounters aggressive competition in all aspects of its business activity. The Company competes with many firms in the design, manufacture, and sale of analytical instruments, principally on the basis of product technology and performance, quality and reliability, sales and marketing ability, product support, delivery, and price. Most of the Company's competitors have significantly greater financial resources, broader market coverage and global distribution, greater breadth of product line and other resources than the Company.

EMPLOYEES As of December 31, 1995, the Company had a total of 134 full-time employees. The Company employs scientists and engineers who perform research and development on potential new products. To protect the Company's proprietary information, the Company has employment and confidentiality agreements with its employees who come in contact with such information. None of the Company's employees are covered by a collective bargaining agreement. Management believes that relations between the Company and its employees are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT The executive officers of the Company, their ages, positions, and offices, as of March 1, 1996, are as follows:

      Name                  Age                      Position                     Date Elected to Position
      ----                  ---                      --------                     ------------------------
William W. Botts            53       President, Chief Executive Officer and                1985
                                     Chairman of the Board                                 1986

William R. Hart             59       Vice President/Director of Marketing                  1991

Dr. Gary D. Sides           48       Vice President                                        1994

Jane A. Smith               47       Vice President/Corporate Secretary                    1990

Dennis D. Schupp            51       Vice President                                        1995


Prior to joining the Company, William W. Botts was Executive Vice President and Chief Operating Officer of The Brandt Company, a privately owned oil field service company headquartered in Houston, Texas, which was sold to TRW, Inc. in August 1982. He was named Vice President and General Manager of the Brandt Division of TRW Inc, a position he held until he joined the Company as President and Chief Operating Officer on February 1, 1985. Mr. Botts was named Chief Executive Officer of the Company on July 19, 1985, and Chairman of the Board of Directors of the Company on May 26, 1986.

Prior to joining the Company, William R. Hart was Division Sales Manager for the Hewlett-Packard Company's Avondale Division from 1976 to 1980. In 1980, he was named Product Marketing Manager for the Gas

Chromatography Product Line at the Avondale Division. In 1982, he moved to Houston, Texas as Hewlett-Packard's Analytical Product's Group Sales Manager for the Southwest District. Mr. Hart joined the Company in October of 1991 as Vice President/Director of Marketing.

Gary D. Sides, Ph.D., was employed with Southern Research Institute, a not-for-profit group in Birmingham, Alabama from 1977 to 1986. He founded CMS in June 1986, and served as the President and Chairman of the Board from 1986 to 1994. On January 4, 1994, he was named Vice President of the Company and continues his role as President of CMS.

Jane A. Smith has been employed with the Company since 1973. She was named Assistant Corporate Secretary in 1976 and Corporate Secretary in 1986. On May 22, 1990, Mrs. Smith was named Vice President/Corporate Secretary.

Dennis D. Schupp was employed with Amtrak from 1972 to 1976. From 1976 to 1982 he held various positions with Marnon Industries of Grain Valley, Missouri. In 1982 he was employed by Solna, Inc. of Joplin and Kansas City, Missouri, where he served as Vice President-Manufacturing from 1982-1983, Executive Vice President (1983-1984) and President (1984-1989). In May 1989 he joined Sunglo Products of Kansas City, Missouri as General Manager. In February, 1990, Mr. Schupp joined ABC Laboratories as Chief Operating Officer. On September 15, 1993, LAI was organized as an independent company at which time he became president of LAI. On May 2, 1995, he was named Vice President of the Company and continues his role as President of LAI.

ENVIRONMENTAL REGULATIONS The Company believes it is in compliance with federal, state, and local laws and regulations involving the protection of the environment. The Company routinely handles small amounts of materials that may be deemed hazardous. Hazardous materials are primarily introduced into the Company's products by end users rather than by the Company. The Company believes there will be no material effect upon its capital expenditures, earnings, and competitive position caused by its compliance with federal, state, or local provisions regulating the discharge of materials into the environment or relating to the protection of the environment.

SOURCES OF RAW MATERIALS The Company produces its products from raw materials, component parts, and other supplies that are generally available from a number of different sources. The Company has few long-term contracts with suppliers. For certain of its purchased materials, the Company has developed preferred sources on the basis of quality and service. There are several purchased components that are supplied by single source suppliers. There can be no assurance that these preferred or single sources will continue to make materials available in sufficient quantities, at prices, and on other terms and conditions that are adequate for the Company's needs. However, there is no indication that any of these preferred or single sources will cease to do business with the Company. The Company believes that in the event of any such cessation, adequate alternate sources will be available, although perhaps at increased costs to the Company. In addition, substitute components may require reconfiguration of certain products and may cause delays in filling customer orders. Although the Company occasionally uses subcontractors, such arrangements are not material to its business.

BACKLOG - OPEN ORDERS The Company's backlog of orders on December 31, 1995 was approximately $1,458,000, compared to $1,693,000 as of December 31, 1994, and $2,249,000 as of December 31, 1993. The Company's policy is to include in its backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors. The Company anticipates that substantially all of its present backlog of orders will be shipped or completed during 1996.

MAJOR CUSTOMERS No single customer accounted for more than 10% of revenue in 1995, 1994 or 1993. Federal, state and municipal governments accounted for 26% of revenue in 1995, 33% in 1994 and 24% in 1993. Export sales accounted for 16% of revenue in 1995, an increase from 9% in 1994 and 8% in 1993.

-------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

The Company's headquarters, research, and manufacturing operations occupy approximately 28,650 square feet of space located on 11.29 acres of land in College Station, Texas. The Company rents and uses for storage a 4,500 square foot facility on a separate tract of land within one quarter mile from the Company's headquarters. CMS' headquarters, including research and development, customer service, and manufacturing operations, occupy approximately 9,490 square feet, located in Hoover, a subdivision of Birmingham, Alabama. This space is leased until October 1998. LAI's headquarters, research and development, customer service and manufacturing operations occupy 11,700 square feet located in Columbia, Missouri. This space is leased until July 1997. Facilities are well suited and adequate to meet the Company's present operational requirements.

-------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

On March 3, 1995, the Company filed a patent infringement complaint against a competitor in the Galveston Division of the U.S. District Court. The Company alleges that a product manufactured and sold by the competitor infringes on U.S. Patent No. 5,358,557 and 5,470,380 issued to the Company. The suit seeks to enjoin the manufacture and sale of the alleged infringing product and like products sold under different name designations and seeks unspecified damages. Trial date has been set for July 22, 1996.

On February 13, 1996, the Company settled its lawsuit against a vendor and received approximately $290,000 in consideration thereof.

-------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 1995.

-------------------------------------------------------------------------------

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK MARKET INFORMATION The Company's common stock trades on the Nasdaq Stock Market under the symbol: OICO. Information below is contained in a statistical report provided to the Company by the National Association of Securities Dealers, Inc. (NASD). The range of high and low trade prices for the Company's common stock for 1995 and 1994 was as follows:

                                  1995                  1994
                             -------------------------------------
                             High     Low          High      Low
                             ----     ---          ----      ---
         First Quarter       4 5/8    3 3/4        5 5/8     4 3/8
         Second Quarter      4 1/2    3 1/4        5 1/4     4 1/4
         Third Quarter       4        2 3/4        5         4
         Fourth Quarter      3 3/4    2 1/2        5         3 3/4

NOTE: The above quotations represent prices between dealers and do not include retail markup, markdown, or commission and may not necessarily represent actual transactions.

DIVIDENDS The Company has never paid dividends. Management does not anticipate paying any dividends in the near future.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK As of March 1, 1996, there were approximately 1,230 holders of record of the Company's common stock.

-------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA


($ in thousands except per share amounts)         1995          1994         1993        1992        1991(1)
------------------------------------------------------------------------------------------------------------
Income statement data:
----------------------
Net revenue                                    $  17,942    $  18,356    $  18,412    $  20,779    $ 17,942
Income before income taxes                         1,507        2,131        2,257        3,003       2,753
Net income                                         1,023        1,545        1,405        1,950       1,825

Earnings per share                             $    0.24    $    0.37    $    0.34    $    0.47    $   0.52


Balance sheet data:
-------------------
Total assets                                   $  17,700    $  15,979    $  14,706    $  12,470    $  9,550
Working capital                                   11,855       11,156        9,876        7,784       4,927
Shareholders' equity                              14,212       12,882       11,150        9,485       6,806

Common size income statement data:
----------------------------------
Net revenue                                        100.0%        100.0%      100.0%       100.0%       100.0%
Cost of revenue                                     51.5          55.2        54.4         53.7         50.5
                                               ---------    ----------   ---------    ---------    ---------
   Gross profit                                     48.5          44.8        45.6         46.3         49.5

Selling, general and administrative                 32.3          25.5        29.1         25.7         27.8
Research and development                            10.8           9.9         5.7          7.3          7.1
                                               ---------    ----------   ---------    ---------    ---------
   Operating income                                  5.4           9.4        10.8         13.3         14.6
Other income (expense), net                          3.0           2.2         1.5          1.1          0.7
                                               ---------    ----------   ---------    ---------    ---------
   Income before income taxes                        8.4          11.6        12.3         14.4         15.3
Provision for income taxes                           2.7           3.2         4.7          5.0          5.1
                                               ---------    ----------   ---------    ---------    ---------
   Net income                                        5.7%          8.4%        7.6%         9.4%        10.2%
                                               =========    ==========   =========    =========    =========

(1)      The 1991 amounts do not include the operations of CMS.

-------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 9, 1995, the Company acquired Laboratory Automation, Inc. (LAI), d.b.a. ABC Instruments, an environmental instruments company headquartered in Columbia, Missouri. Under the terms of the agreement, the Company made a $1,000,000 capital investment in LAI, which was used to retire outstanding long-term debt, and the Company subsequently acquired all of the remaining shares of LAI stock in exchange for 76,479 shares of the Company's common stock and $117,000. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired operations of LAI have been included in the results of operations since the date of acquisition. The purchase price has been allocated to the net assets acquired based on estimated fair market values at the date of acquisition. For the twelve months ended November 30, 1994, LAI reported sales of $3,300,000 and a net loss of $151,000.

On December 6, 1995, The Company and Ruska Instruments Corporation of Houston, Texas, mutually agreed to terminate a marketing agreement, which began June 1, 1994. Sales under the agreement were not material to the Company's operating results for the period ending December 31, 1995 nor for the period ending December 31, 1994.

SUMMARY   Net revenue decreased 2% in 1995, compared to 1994, while net income was down 34% for the same period. Net revenue was affected by volume decreases in most of the Company's products, resulting from adverse market conditions in the environmental testing markets served by the Company. The volume decreases were partially offset by sales of LAI's products. During 1995, the Company achieved income before income taxes of 8% of revenue, as compared to 12% in 1994. The Company's financial position as of December 31, 1995 reflects an increase in working capital of 6% compared to 1994, with cash and cash equivalents of $5,503,000. Earnings per share were $0.24 in 1995 and $0.37 in 1994.

RESULTS OF OPERATIONS   Net revenue was $17,942,000 in 1995, compared to
$18,356,000 in 1994, and $18,412,000 in 1993.  Export revenue increased by 81%
to $2,832,000 in 1995, while domestic revenue decreased 10% to $15,110,000.

The Company believes its operations were impacted by adverse market conditions which affected all companies serving the environmental instruments market. Market conditions of the commercial testing labs industry have been significantly influenced by continued consolidation among environmental testing laboratories. This consolidation has resulted in fewer testing labs and, as a result thereof, excess equipment which has been sold at discounted prices to end users.

Sales of TOC Analyzers, GC Detectors, field service, and microwave digestion systems increased in 1995 over sales in 1994. The Company introduced and began shipping in the second quarter of 1995 a new TOC Analyzer Model 1010 and autosampler accessory Model 1051 both replacing prior generation products. Sales of TOC analyzers increased due to the new product and efforts to sell to non-environmental industries, such as pharmaceutical and semiconductor.

Microwave product sales were higher in 1995 due to a full year of sales compared to six months of sales in 1994, and sales of sample preparation products acquired in the acquisition of LAI were higher in 1995, compared to no such sales in the prior year.

Sales of GC sample introduction products declined in 1995 due to a competitor selling an alleged infringing product and shrinking demand in the environmental market. Sales of GC analyzer systems, including VOC systems and BTEX systems, were lower in 1995 as compared to 1994. These declines were partially offset by sales of HF analyzers. The HF analyzer, which is used in the petrochemical industry, is an example of the Company using its existing products to perform new applications that serve non-environmental markets.

Sales of CEM systems decreased in 1995 compared to 1994 due primarily to the timing of the U.S. government purchase of chemical warfare agent monitoring systems. Repositioning the CEM product platform so that it can perform applications in the commercial market has taken longer than the Company anticipated. Management remains optimistic about achieving growth in new markets by use of the CEM product platform and continues to work to position the product to benefit from such new opportunities.

In January 1995, the Company introduced a program that allows customers to rent and lease equipment, as an alternative to buying. The rental program aids customers who have a short-term sample analysis demand that exceeds the capacity of their current instruments. Revenue from rentals was immaterial in 1995. Leases are generally three to five years and allow customers to manage their cash out flow against the income generated by their instruments. Sales under leasing arrangements accounted for approximately $600,000 of revenue in 1995.

International revenues increased by 81% to $2,832,000, or 16% of total revenue in 1995 compared to $1,562,000, or 9% of total revenue in 1994, and $1,552,000, or 8% of total revenue in 1993. The Company has 35 distributors and representatives in 38 countries at December 31, 1995, compared to 33 distributors and representatives in 37 countries at December 31, 1994.

Gross profit was 48% in 1995, compared to 45% in 1994, and 46% in 1993. During 1995, gross profit increased due to decreased warranty costs and decreased depreciation expense related to demonstration equipment.

Selling, general, and administrative (SG&A) expenses were $5,797,000 in 1995, or 32% of revenue, compared to $4,688,000, or 26% of revenue in 1994, and $5,358,000, or 29% of revenue in 1993. The increase in SG&A expenses from 1994 to 1995 resulted from increased legal expenses, increased sales expense relating to international travel and the addition of direct sales people.
Other expenses, such as salaries, rent, utilities and telephone increased due to the acquisition of LAI. The Company has and will continue to incur significant legal expenses related to the patent infringement complaint it filed against a competitor on March 3, 1995. The trial date for this complaint is currently set for July 22, 1996. While legal expenses to date have been significant, Management expects these costs to increase in preparation for trial. Management believes it is in the best interest of the stockholders to pursue this litigation in order to protect the Company's intellectual property.

Research and development (R&D) expenditures amounted to $1,937,000, or 11% of revenue in 1995, compared to $1,809,000, or 10% of revenue in 1994, and $1,051,000, or 6% of revenue in 1993. The increased amount of R&D expense from 1994 to 1995 was the result of increased salaries, partially offset by a decrease in consulting fees and a decrease in the purchase of supplies and equipment. Additionally, the Company incurred expenses relating to product redesign and certification to qualify certain of its products for the CE mark. After the acquisition of CMS in January 1994, its founder and president, together with support personnel, commenced efforts to develop new products, and their related salaries and expenses were accordingly accounted for as R&D expense.

Interest income increased 32% to $483,000 in 1995 from $366,000 in 1994, which increased 62% from $226,000 in 1993. The increase in interest income is due to an increase in cash during 1995, higher interest rates in 1995 as compared to 1994, and interest income relating to sales type leases of $31,000 for 1995, compared to none in 1994.

Income before income taxes declined 29% to $1,507,000 or 8% of revenue in 1995 from $2,131,000 or 12% of revenue in 1994, which decreased 6% from $2,257,000, or 12% of revenue in 1993. Income before tax declined in 1995 compared to 1994 due to decreased sales, increased SG&A expenses and increased R&D expenses, offset in part by increased gross margin and interest income.

The Company's effective income tax rate was 32% in 1995, compared to 28% in 1994, and 38% in 1993. The effective income tax rate for 1995 increased from 1994 primarily due to an increase in state tax expense, a decrease in the tax credit relating to research and development, and the receipt of a federal income tax refund in 1994 relating to an amendment of the Company's 1992 return. The R&D tax credit decreased because the credit expired on June 30, 1995.

Net income decreased 34% to $1,023,000, or 6% of revenue for 1995 compared to $1,545,000, or 8% of revenue for 1994, which increased 10% from $1,405,000, or 8% of revenue for 1993.

Earnings per share was $0.24 for 1995, compared to $0.37 for 1994 and $0.34 for 1993.

LIQUIDITY AND CAPITAL RESOURCES   The Company considers a number of liquidity
measures that aid in measuring the Company's ability to meet its financial obligations. Such ratios, working capital, and changes in cash and cash equivalents as of the end of the Company's last three years are as follows:

($ in thousands)                           1995        1994         1993
----------------------------------------------------------------------------
                              LIQUIDITY MEASURES
Ratio of current assets to current
liabilities                                   4.8          4.9          4.1
Total liabilities to equity                    25%          24%          32%
Days sales in accounts receivable              67           65           43
Average annual inventory turnover             4.0          4.7          4.6
Working capital                          $ 11,855     $ 11,156      $ 9,876

                     CHANGES IN CASH AND CASH EQUIVALENTS
Net cash provided (used) by:
  Operating activities                   $  1,561     $    146      $ 2,264
  Investing activities                      1,094       (5,870)        (141)
  Financing activities                          0          130          216

Net increase (decrease) in:
  Cash and cash equivalents              $  2,655     $ (5,594)     $ 2,339
Cash and cash equivalents:
  Beginning of year                         2,848        8,442        6,103
  End of year                               5,503        2,848        8,442

Working capital increased 6%, or $699,000 to $11,855,000 in 1995, compared to $11,156,000 in 1994. The current ratio of 4.8 for 1995 was down slightly from
4.9 for 1994. The Company's cash position increased to $5,503,000 in 1995 from $2,848,000 in 1994. Average annual inventory turnover was lower at 4.0 in 1995, compared to 4.7 in 1994 due to the decline in sales and higher inventory levels at LAI. The number of days of sales in accounts receivable increased to 67 days in 1995, from 65 days in 1994, due to an increase in international sales, which typically have more extended term arrangements than domestic sales. Current liabilities increased to $3,137,000 in 1995 from $2,845,000 in 1994 due to an increase in unearned revenue and accrued expenses relating to state taxes. Total liabilities represented 25% of equity in 1995, compared to 24% in 1994.

Net cash flow provided by operating activities for 1995 was $1,561,000, compared to $146,000 in 1994. The increase in cash flow from operations in 1995 was primarily due to a decrease in accounts receivable and inventory, offset in part by an increase in accrued liabilities and a decrease in net income. All working capital account changes are net of the effect of the purchase of LAI. Net cash flow provided by (used in) investing activities for 1995 was $1,094,000, compared to ($5,870,000) in 1994. The increase in cash flow from investing activities was primarily due to the maturity of investments, offset in part by the acquisition of LAI. Net cash flow provided by financing activities was $-0- in 1995, compared to $130,000 in 1994. The cash flow provided by financing activities in 1994 was due to the exercise of employee stock options, while none were exercised in 1995.

The Company has historically been able to fund working capital and capital expenditures from operations, and expects to be able to finance its 1996 working capital requirements from cash on hand and funds generated from operations. The Company has no material capital commitments in 1996.

CHANGING PRICES/EFFECT OF INFLATION Inflation has not had a material impact on the Company's operations. The prices of some components purchased by the Company have increased in the past several years due in part to decreased volume. Certain other material and labor costs have increased, but the Company believes that such increases are approximately consistent with inflation rates generally. The Company believes that competition based on price is the significant factor affecting its customers' buying decisions. There is no assurance that the Company can pass along cost increases in the form of price increases or sustain profit margins that have been achieved in prior years.

-------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT RESPONSIBILITY FOR FINANCIAL REPORTING Management is responsible for the integrity and objectivity of the data included in this report. We believe we have provided financial information (both audited and unaudited) that is representative of the Company's operations, reliable on a consistent basis, and relevant for a meaningful appraisal of the Company. The financial statements have been prepared in accordance with generally accepted accounting principles. Where necessary, they reflect estimates based on management's judgment.

Established accounting procedures and related systems of internal control provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, and that policies and procedures are implemented by qualified personnel. Management periodically reviews the accounting and control systems.

The Company's Audit Committee, composed of at least two members of the Board of Directors who are not employees of the Company, meets regularly with representatives of management and the independent accountants to monitor the functioning of the accounting and control systems and to review the results of the audit performed by the independent accountants. The independent accountants and Company employees have full and free access to the Audit Committee without the presence of management.

The Audit Committee recommends independent accountants for appointment by the Board.

The independent accountants conduct an objective, independent examination of the financial statements. Their report appears as a part of the Company's Annual Report on Form 10-K.



                                          /s/ Julie A. Wright
                                          ------------------------------------
                                              Julie A. Wright, Controller


                                          /s/ William W. Botts
                                          ------------------------------------
                                              William W. Botts, President/CEO

                       REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Stockholders of
O. I. Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 29 present fairly, in all material respects, the financial position of O.I. Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Houston, Texas
February 5, 1996

                           CONSOLIDATED BALANCE SHEET


                                                                                            December 31
                                                                              --------------------------------------
                                                                                    1995                     1994
--------------------------------------------------------------------------------------------------------------------
                                         ASSETS

Current assets:
   Cash and cash equivalents                                                  $    5,503,322     $         2,848,032
   Investments held to maturity                                                    2,621,160               5,138,889
   Accounts receivable-trade, net of allowance for
      doubtful accounts of $270,018 and $194,092, respectively                     3,273,170               3,292,359
   Investment in sales-type leases                                                   245,632
   Inventories                                                                     2,422,849               2,160,355
   Deferred tax assets                                                               735,000                 243,333
   Other current assets                                                              191,174                 317,837
                                                                              --------------     -------------------
      Total current assets                                                        14,992,307              14,000,805
Property, plant and equipment, net                                                 1,590,804               1,503,891
Investment in sales-type leases, net of current                                      363,072
Other assets                                                                         753,391                 474,681
                                                                              --------------     -------------------

Total assets                                                                  $   17,699,574     $        15,979,377
                                                                              ==============     ===================


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                                    $      849,697     $           993,409
   Accrued liabilities                                                             2,287,263               1,851,774
                                                                              --------------     -------------------
      Total current liabilities                                                    3,136,960               2,845,183
                                                                              --------------     -------------------
Deferred income taxes                                                                351,000                 251,722
                                                                              --------------     -------------------
Commitments and contingencies (Note 11)
                                                                              --------------     -------------------

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,000,000 shares authorized, no shares issued and outstanding
   Common stock, $0.10 par value, 10,000,000 shares authorized,
      4,116,129 and 4,039,650 shares issued and outstanding, respectively            411,613                 403,965
   Additional paid-in capital                                                      4,730,669               4,432,401
   Retained earnings                                                               9,069,332               8,046,106
                                                                              --------------     -------------------
                                                                                  14,211,614              12,882,472
                                                                              --------------     -------------------

Total liabilities and stockholders' equity                                    $   17,699,574     $        15,979,377
                                                                              ==============     ===================

                        CONSOLIDATED STATEMENT OF INCOME


                                                                         Years Ended December 31,
                                                        ---------------------------------------------------------
                                                                 1995               1994                    1993
-----------------------------------------------------------------------------------------------------------------
                                                                                                       (Restated)
Net revenue                                             $  17,942,343       $ 18,356,194        $     18,412,092
Cost of revenue                                             9,240,786         10,135,286              10,021,509
                                                        -------------       ------------        ----------------
   Gross profit                                             8,701,557          8,220,908               8,390,583

Selling, general and administrative expenses                5,796,883          4,688,486               5,357,861
Research and development expenses                           1,936,792          1,809,190               1,050,712
                                                        -------------       ------------        ----------------
   Operating income                                           967,882          1,723,232               1,982,010
Other income (expense):
   Interest income                                            483,499            366,091                 225,908
   Other income                                                60,494             42,944                  56,223
   Interest expense                                            (4,649)            (1,043)                 (7,438)
                                                        -------------       ------------        ----------------
       Income before income taxes                           1,507,226          2,131,224               2,256,703
   Provision for income taxes                                (484,000)          (586,536)               (851,451)
                                                        -------------       ------------        ----------------

      Net income                                        $   1,023,226       $  1,544,688        $      1,405,252
                                                        =============       ============        ================

Earnings per share                                      $        0.24       $       0.37        $           0.34
                                                        =============       ============        ================

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          Years Ended December 31,
                                                        --------------------------------------------------------
                                                                 1995                1994                  1993
----------------------------------------------------------------------------------------------------------------
                                                                                                      (Restated)
Cash flows from operating activities:
   Net income                                           $   1,023,226       $   1,544,688      $      1,405,252
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                           447,527             399,700               388,115
      Deferred income taxes                                  (242,000)            (19,673)             (101,061)
      Gain on disposition of property                         (16,039)             (2,743)              (29,168)
      Amortization of unearned compensation and
        other compensation                                                         47,634                27,263
        Changes in assets and liabilities,
           net of the effect of the purchase of LAI:
        Accounts receivable                                   370,013          (1,110,122)                6,765
        Inventories                                           593,363              12,182                80,408
        Other assets                                         (186,547)           (243,901)              (11,262)
        Accounts payable                                     (501,477)           (103,346)             (342,892)
        Accrued liabilities                                    72,541            (377,842)              840,572
                                                        -------------       -------------      ----------------
Net cash provided by operating activities                   1,560,607             146,577             2,263,992
                                                        -------------       -------------      ----------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                 (251,781)           (369,502)             (131,104)
   Proceeds from sale of assets                                36,150              10,206                38,315
   Purchase of LAI                                         (1,173,706)
   Purchase of investments                                 (3,425,359)         (7,526,026)
   Maturity of investments                                  5,917,000           2,300,000
   Investment in patents and other intangibles                 (7,621)           (284,966)              (47,771)
                                                        -------------       -------------      ----------------
Net cash provided by (used in) investing activities         1,094,683          (5,870,288)             (140,560)
                                                        -------------       -------------      ----------------

Cash flows from financing activities:
   Principal payments on capital lease obligations                                                      (16,532)
   Proceeds from issuance of common stock                                         129,760               232,430
                                                        -------------       -------------      ----------------
Net cash provided by financing activities                           0             129,760               215,898
                                                        -------------       -------------      ----------------

Net increase (decrease) in cash and cash equivalents        2,655,290          (5,593,951)            2,339,330
Cash and cash equivalents:
   Beginning of year                                        2,848,032           8,441,983             6,102,653
                                                        -------------       -------------      ----------------
   End of year                                          $   5,503,322       $   2,848,032      $      8,441,983
                                                        =============       =============      ================

Supplemental disclosures of cash flow information:
   Cash paid during year for:
      Interest                                          $       4,705       $         301      $          1,682
      Income taxes                                            621,135             646,561               885,259


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                     Unearned
                                                                                   Compensation
                                                Common Stock          Additional      and
                                         -----------------------       Paid-in     Stockholder       Retained
                                          Shares         Amount        Capital        Loans          Earnings
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992,              3,953,983    $  395,398     $ 4,180,865   $  (187,237)   $  5,096,166
as restated

   Amortization of unearned compen-
      sation charged to operations
      and repayment of stockholder
      loans                                                                             63,681
   Exercise of stock options                64,667         6,467         189,545
   Net income                                                                                        1,405,252
                                         ---------    ----------     -----------   -----------    ------------

Balance, December 31, 1993,
as restated                              4,018,650       401,865       4,370,410      (123,556)      6,501,418

   Amortization of unearned compen-
      sation charged to operations
      and repayment of stockholder
      loans                                                                            123,556
   Exercise of stock options and
      employee stock awards                 21,000         2,100          51,738
   Tax benefit associated with
      exercised options                                                   10,253

   Net income                                                                                       1,544,688
                                         ---------    ----------     -----------   ------------   -----------

Balance, December 31, 1994               4,039,650       403,965       4,432,401              0     8,046,106

Issuance of shares in conjunction
   with the acquisition of LAI              76,479         7,648         298,268

   Net income                                                                                       1,023,226
                                         ---------    ----------     -----------   ------------   -----------

Balance, December 31, 1995               4,116,129    $  411,613     $ 4,730,669   $          0   $ 9,069,332
                                         =========    ==========     ===========   ============   ===========




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

O.I. Corporation (the Company) was organized in 1963. The Company develops, manufactures, markets and services analytical, monitoring, and sample preparation products, components, and systems used to prepare sample for analysis and to detect, measure, and analyze chemical compounds.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION   The consolidated financial statements include the
accounts of the Company and its wholly owned subsidiaries. Financial statements for the year ended December 31, 1993 have been restated to give effect to an acquisition which was accounted for as a pooling of interests (See
Note 2). All significant intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION Revenue and the related cost of sales are generally recognized upon shipment of goods with no substantial right of return.

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

INVESTMENTS In January 1994, the Company adopted Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FAS No. 115 did not have a material effect on the Company's financial position or results of operations. The Company's investments in debt securities are classified as held to maturity as the Company has the positive intent and ability to hold the investments until maturity. These investments are reported at amortized cost.

LEASES The Company's leasing operations consist of the leasing of analytical instruments. The majority of the Company's leases are classified as sales-type leases. These leases expire over the next five years.

INVENTORIES Inventories consist of electronic equipment and various components and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

PROPERTY, PLANT, AND EQUIPMENT Property, plant, and equipment is recorded at cost and depreciated over the estimated useful lives using the straight-line method.

PRODUCT WARRANTIES Products are sold with warranties ranging from 90 days to one year. Estimated expenses associated with these warranties are accrued in the accompanying financial statements. The Company also sells extended product warranties typically covering a period of nine months. Revenue from extended warranties is recorded ratably over the period and warranty charges are expensed as incurred.

RESEARCH AND DEVELOPMENT COSTS Research and development costs are expensed as incurred.

INCOME TAXES   In January 1993, the Company adopted FAS No. 109, Accounting for
Income Taxes. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

BUSINESS SEGMENT AND MAJOR CUSTOMERS The Company operates in a single segment. No single customer accounted for more than 10% of revenue in 1995, 1994, or 1993. Federal, state and municipal governments accounted for 26% of revenue in 1995, 33% in 1994, and 24% in 1993. For the year ended December 31, 1995, export sales accounted for approximately 16% of total revenue. The information relating to 1993 has been restated to include the operations of CMS.

OTHER ASSETS   Other assets primarily include acquired patents, licenses, customer lists, and trademarks that are amortized on a straight-line basis over 10-17 years.

EARNINGS PER SHARE Earnings per share is calculated using the weighted-average number of shares outstanding assuming exercise of dilutive stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the estimated fair market value of the Company's common stock. For purposes of the earnings per share calculation, the 650,000 shares issued in exchange for all of the outstanding shares of common stock of CMS have been treated as if they had been issued and outstanding for all periods presented. The weighted-average number of shares used in the computation was 4,287,556 in 1995, 4,156,922 in 1994, and 4,172,317 in 1993.

CONCENTRATION OF CREDIT RISK Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company places its available cash in money market funds and short-term investment grade domestic corporate bonds. The Company's short-term investments are subject to fluctuations based on interest rates prevailing in the market place.

The Company sells its products to large corporations, environmental testing laboratories, and governmental agencies. The majority of its customers are located in the United States and all sales are denominated in the U.S. dollar. Concentrations of credit risk with respect to trade receivables are limited due to the financial stability of the customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers to minimize credit risk. As of December 31, 1995 and 1994, the Company had no significant concentrations of credit risk related to accounts receivable. However, the U.S. government does constitute a significant percent of the Company's sales. Because of the recent budget problems, the Company may experience slower than usual payment from its U.S. government accounts. Any budget cuts affecting the chemical warfare programs or the U.S. Environmental Protection Agency may have a negative impact on the Company's future sales.

USE OF ESTIMATES The preparation of financial statements in accordance with generally accepted accounting principles requires the use of management estimates and judgments.

RECENT ACCOUNTING DEVELOPMENTS In the fourth quarter of 1995, the Company adopted FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The adoption of FAS 121 did not have a material effect on the Company.

In October 1995, the FASB issued FAS No. 123, Accounting for Awards of Stock-based Compensation to Employees. The Statement encourages but does not require the fair value based method of accounting for stock compensation awards at the date the awards are granted. Companies that continue to measure compensation cost for plans using the existing standards will have to disclose the effect on net income had the company recognized expense for options based on the fair market value method. FAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company is currently unable to determine the effects, if any, that the adoption of FAS 123 will have on the Company's future results of operations.

RECLASSIFICATIONS   Certain prior year amounts have been reclassified to
conform to current year presentation.

-------------------------------------------------------------------------------

NOTE 2: ACQUISITIONS

On February 9, 1995, the Company acquired LAI, an environmental instruments company headquartered in Columbia, Missouri. Under the terms of the agreement, the Company made a $1,000,000 capital investment in LAI, which was used to retire outstanding long-term debt, and acquired all of the shares of LAI stock in exchange for 76,479 shares of the Company's common stock and $117,000. In addition, $880,000 of liabilities of LAI were reflected on the Company's consolidated balance sheet as of the closing date. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired operations of LAI have been included in the results of operations since the date of acquisition. The purchase price has been allocated to the net assets acquired based on estimated fair market values at the date of acquisition. Pro forma results of operations for 1994 as if the acquisition had occurred at the beginning of 1994 are as follows:

                                               (Unaudited)
                                               (In 000's)
                                             --------------
                    Revenues                 $       21,632
                    Net income               $        1,469
                    Earnings per Share       $         0.35
                                             ==============

On January 4, 1994, the Company acquired CMS, a Birmingham, Alabama based company which specializes in the design, manufacture, and sale of air quality monitoring and analysis devices. In connection with the acquisition, the Company issued 650,000 shares of its common stock in exchange for all of the common stock of CMS. This acquisition was accounted for as a pooling of interests. Accordingly, the financial statements for 1993 have been restated to include the accounts of CMS. There were no intercompany transactions between the Company and CMS prior to the acquisition.

The Company reports its financial results on a calendar year-end basis, whereas CMS operated on a May 31 fiscal year-end basis. For the purposes of applying pooling-of-interests accounting, CMS' financial statements were restated for the year ended December 31, 1993 and combined with the Company's operations in subsequent years.

The following summarizes the revenues and net income of the separate companies for the periods preceding the acquisition:

                                                  1993
                                             --------------
                    Revenues:
                      Company                $  15,357,092
                      CMS                        3,531,000
                      Adjustments                 (476,000)
                                             -------------
                         Combined            $  18,412,092
                                             =============

                    Net income:
                      Company                $   1,418,252
                      CMS                           63,000
                      Adjustments                  (76,000)
                                             -------------
                         Combined            $   1,405,252
                                             =============

The combined financial information of the Company and CMS contains adjustments to conform the revenue recognition, product warranty costs, and certain other accounting policies of the two companies. Certain reclassifications have also been made to make classifications for certain items consistent between the companies.

On June 24, 1994, the Company purchased substantially all of the assets of Floyd, a North Carolina corporation headquartered in Lake Wylie, South Carolina. Floyd manufactures and markets microwave products used to prepare chemical compounds for analysis. The acquisition was for cash and royalties on future sales.

-------------------------------------------------------------------------------

NOTE 3: INVESTMENTS

Investments considered held to maturity at December 31, 1995, consist of the following:

                                                                         Gross               Gross
                                  Amortized           Market           Unrealized          Unrealized
                                   Cost               Value           Holding Gains       Holding Losses
                                 -----------       ------------      --------------       --------------
Corporate bonds                  $ 2,621,160       $  2,621,662      $        1,330       $        (828)


All of the investments at December 31, 1995 are scheduled to mature within one year. Market value is based upon quoted market prices for the investments.


Short-term investments at December 31, 1994, consist of the following:

                                                                          Gross               Gross
                                   Amortized         Market            Unrealized          Unrealized
                                    Cost               Value           Holding Gains       Holding Losses
                                 ------------      -------------       -------------       --------------
Corporate bonds                  $ 4,662,714       $  4,648,240      $           97       $       14,571
U.S. Treasury Notes                1,000,939            998,902                                    2,037
                                 -----------
Total                              5,663,653

Less investments classified
as cash equivalents                  524,764
                                 -----------
                                 $ 5,138,889
                                 ===========



-------------------------------------------------------------------------------

NOTE 4:  NET INVESTMENT IN SALES-TYPE LEASES

The following sets forth the components of the net investment in sales-type leases as of December 31, 1995:

         Future minimum lease payments to be received are:

                                 1996              $    245,632
                                 1997              $    201,318
                                 1998              $    100,850
                                 1999              $     41,088
                                 2000              $     19,816
                                                   ------------
                                                        608,704

         Less:  amount relating to interest              89,218
                                                   ------------
         Present value of minimum lease
         payments to be received                   $    519,486
                                                   ============

The Company had no sales-type leases as of December 31, 1994.

-------------------------------------------------------------------------------

NOTE 5: INVENTORIES

Inventories, which include material, labor, and overhead, on December 31, 1995 and 1994, consist of the following:

                                                          1995               1994
         -----------------------------------------------------------------------------
         Raw materials                              $   1,116,559       $  1,262,262
         Work-in-process                                  531,388            369,827
         Finished goods                                   774,902            528,266
                                                    -------------       ------------

                                                    $   2,422,849       $  2,160,355
                                                    =============       ============


-------------------------------------------------------------------------------

NOTE 6:  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment on December 31, 1995 and 1994, consists of the following:

                                     Estimated
                                     Useful lives          1995                1994
         ------------------------------------------------------------------------------
         Land                                       $     41,221        $    41,221
         Buildings                   33-40 years       1,474,391          1,474,391
         Furniture and equipment     3-10 years        2,049,542          1,969,845
                                                    ------------        -----------
                                                       3,565,154          3,485,457
         Less accumulated depreciation
         and amortization                             (1,974,350)        (1,981,566)
                                                    ------------        -----------

                                                    $  1,590,804        $ 1,503,891
                                                    ============        ===========


-------------------------------------------------------------------------------

NOTE 7:  ACCRUED LIABILITIES

Accrued liabilities on December 31, 1995 and 1994, consist of the following:

                                                          1995                1994
         ---------------------------------------------------------------------------
         Accrued compensation                       $     482,515       $    545,216
         Accrued warranties                               639,438            633,570
         Accrued acquisition expenses                      54,867            225,000
         Accrued legal expenses                           209,483             11,000
         Unearned revenue                                 209,717            114,765
         Other liabilities and accrued expenses           691,243            322,223
                                                    -------------       ------------

                                                    $   2,287,263       $  1,851,774
                                                    =============       ============



-------------------------------------------------------------------------------

NOTE 8: STOCK OPTION AND STOCK PURCHASE PLAN

In 1987, the Company established a stock option and stock appreciation rights plan (1987 Plan) qualified under Section 422 of the Internal Revenue Code of 1986. The 1987 Plan provides for the granting of options for the purchase of up to 500,000 shares of common stock of the Company with the options having an exercise price of not less than the par value of such stock. Employees of the Company are eligible for such grants. The options generally expire ten years from the date of grant and generally vest over three years from the date of grant. During 1991, the stockholders approved an amendment to the 1987 Plan allowing restricted stock grants. As a result of such amendment, the 1987 Plan allows for stock grants subject to vesting requirements that may be determined at the time of such grant. During 1995, the Company granted 10,500 options under the 1987 Plan.

During 1992, the Company's Board of Directors, and during 1993, the Company's stockholders, approved the O.I. Corporation 1993 Incentive Compensation Plan (1993 Plan). The 1993 Plan provides for the granting of options to purchase up to 500,000 shares of the Company's common stock with the options having an exercise price of not less than the par value of such stock. Employees and non-employee directors of the Company are eligible for such grants. The options generally expire ten years from the date of grant. During 1995, the Company granted 74,000 options under the 1993 Plan. The 1993 Plan also allows for the granting of stock appreciation rights (SARs) and stock awards, although none have been granted.

Options outstanding under the 1987 Plan and the 1993 Plan have exercise prices equal to the market value on the date of grant, except for 120,000 nonqualified options granted under the 1987 Plan.

Outstanding options under the 1987 Plan, and the 1993 Plan, as of December 31, 1995, 1994, and 1993, are summarized as follows:

                                                       1995                1994               1993
         ----------------------------------------------------------------------------------------------
                                                                                           (Restated)
         Outstanding, beginning of year              401,101              356,500            426,500

         Granted                                      84,500               71,100             27,000
         Exercised                                       -0-              (21,000)           (64,667)
         Forfeited or cancelled                      (26,701)              (5,499)           (32,333)
                                                   ---------            ---------          ---------

         Outstanding, end of year                    458,900              401,101            356,500
                                                   =========            =========          =========

         Exercisable, end of year                    268,304              250,175            243,505
                                                   =========            =========          =========

Exercise prices of options outstanding at December 31, 1995 ranged from $0.10 to $14.00, of which the average exercise price was $3.85. Options forfeited or cancelled during 1995 ranged from $3.94 to $6.00. During 1994, options were exercised at a price of $0.56, and options forfeited or cancelled ranged from $3.63 to $6.00. During 1993, options were exercised at prices ranging from $0.81 to $4.00, and options forfeited or cancelled ranged from $3.63 to $14.00.

In 1989, the Company established an Employee Stock Purchase Plan. Under the plan provisions, employees may purchase shares of the Company's common stock on a regular basis through payroll deductions. Any person who is a full-time employee of the Company is eligible to participate in the plan, with each participant's purchases limited to 10% of annual gross compensation. The plan is administered by the Compensation Committee of the Board of Directors.
Shares of common stock are purchased in the open market. The Company pays all commissions and contributes an additional 15% for the purchase of shares that are distributed to eligible participating employees. The Company's contribution to the plan was not significant in any of the years reported. The aggregate number of shares of common stock available for purchase under this plan is 200,000. As of December 31, 1995, 25,184 shares had been purchased under the plan.

-------------------------------------------------------------------------------

NOTE 9.  PREFERRED STOCK

The Company's Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation, and other preferences are subject to determination by the Board of Directors. As of December 31, 1995, no preferred stock had been issued.

-------------------------------------------------------------------------------

NOTE 10.  INCOME TAXES

The Company adopted FAS No. 109, Accounting for Income Taxes, in 1993. The adoption had no material effect on the Company's consolidated financial position. The Company's operations are only taxed under domestic jurisdictions.

The provision for income taxes is summarized as follows:

                                                                    Years Ended December 31
                                                   --------------------------------------------------
                                                       1995                 1994                 1993
         --------------------------------------------------------------------------------------------
                                                                                           (Restated)
         Current provision:
            Federal                                $ 587,000            $ 541,503          $   796,003
            State                                    139,000               64,706               65,270
         Deferred provision                         (242,000)             (19,673)              (9,822)
                                                   ---------            ----------         -----------
                                                   $ 484,000            $ 586,536          $   851,451
                                                   =========            ==========         ===========


The provision for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:

                                                                   Years Ended December 31
                                                   --------------------------------------------------
                                                         1995               1994               1993
         --------------------------------------------------------------------------------------------
                                                                                           (Restated)
         Tax at statutory rate                           34.0%              34.0%              34.0%
         State income taxes, net of federal
         benefit                                          3.1                2.0                1.9
         Research and development credit                                    (5.9)              (0.1)
         Permanent differences                            6.3
         Changes in valuation allowance                 (13.8)
         Other, net                                       2.5               (2.6)               1.9
                                                   ----------         ----------         ----------
                                                         32.1%              27.5%              37.7%
                                                   ==========         ==========         ==========

Deferred tax liabilities (assets) are comprised of the following at December 31, 1995 and 1994:

                                                                               December 31,
                                                                      ------------------------------
                                                                          1995              1994
                                                                      ------------------------------
         Noncurrent:
           Depreciation                                               $  (255,369)      $  (260,320)
           Deferred compensation                                           73,548            62,475
           Intangibles                                                   (113,224)
           Other                                                           (4,475)           (2,560)
                                                                      -----------       -----------
              Total noncurrent                                        $  (299,520)      $  (200,405)
                                                                      ===========       ===========
         Current:
           Warranty reserve                                           $   242,731       $   172,330
           Accrued acquisition expenses                                    18,645            76,500
           Bad debt allowance                                             100,812            65,991
           Inventory reserve                                              203,508            65,464
           Uniform capitalization                                          63,184            48,492
           Accrued commissions                                              5,694            11,900
           Accrued legal                                                   56,700
           Accrued vacation                                                43,763            10,960
                                                                      -----------       -----------
              Total current                                           $   735,037       $   451,637
                                                                      -----------       -----------

         Net tax asset before valuation allowance                         435,517           251,232
         Valuation allowance                                             (51,517)          (259,621)
                                                                      -----------       -----------
         Net deferred tax liability (asset)                           $   384,000       $    (8,389)
                                                                      ===========       ===========

In connection with the acquisition of LAI in February 1995, the future tax effects of the differences between the tax bases and the fair values of acquired net assets were recorded, resulting in a net increase in deferred tax assets of approximately $150,000.

The net change in the valuation allowance for deferred tax assets during 1995 is a decrease of $208,000. The change results from management's change in judgment about the realizability in future years of the related deferred tax assets.


-------------------------------------------------------------------------------

NOTE 11:  EMPLOYEE BENEFIT PLANS

The Company maintains a Retirement Savings Plan (the Plan) for its employees that allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. The Company's contributions to the Plan are discretionary. Employees vest immediately in their contributions and vest in the Company's contributions ratably over five years. The Company contributed $90,000, $90,000 and $90,950 to the Plan for the years ended December 31, 1995, 1994, and 1993, respectively.


-------------------------------------------------------------------------------

NOTE 12:  COMMITMENTS AND CONTINGENCIES

The Company has agreed to pay the former owner of Floyd Associates, Incorporated a royalty equal to 5% of the net revenue earned from microwave based products up to a maximum amount of $1,182,500. No minimum payments are required in the agreement. The Company recognized royalty expense of $28,233 and $9,000 in 1995 and 1994, respectively.

The Company has entered into operating leases for certain of its facilities. These operating leases expire in 1997 and in 1998. Rental expense recognized in 1995, 1994, and 1993 was $184,000, $133,000 and $130,000, respectively.
Future minimum rental payments under these leases for the years 1996, 1997, and 1998 are $198,502, $156,745, and $94,109, respectively.

During 1995, the Company filed two separate complaints; one against a competitor alleging patent infringement and the other against a vendor alleging breach of contract. In February 1996, the Company settled the breach of contract lawsuit and expects to receive approximately $290,000 in consideration thereof.


-------------------------------------------------------------------------------

NOTE 13:  RELATED PARTY TRANSACTION

In January 1996, the Company purchased from Gary D. Sides, Vice President of the Company, 162,658 shares of the Company's common stock at a price of $2.75 per share. The Company also purchased 10,721 shares from an employee of CMS at the same price.

Pursuant to a consulting agreement, the Company paid a former officer $25,000 in 1995. This agreement was terminated in June 1995; however, the former employee continues to provide consulting services at the request of the Company.


-------------------------------------------------------------------------------

NOTE 14: QUARTERLY INFORMATION (UNAUDITED)

Quarterly financial information for 1995 and 1994, is summarized as follows:


         ($ in thousands, except per share amounts)    First      Second     Third    Fourth
         1995                                           Qtr.       Qtr.       Qtr.      Qtr.
         -------------------------------------------------------------------------------------
         Net revenue                                 $  4,702    $ 4,425    $ 4,450   $ 4,365
         Gross profit                                   2,184      2,113      2,158     2,247
         Net income                                       203        221        300       299
         Earnings per share                          $   0.05    $  0.05    $  0.07   $  0.07


         ($ in thousands, except per share amounts)   First       Second    Third      Fourth
         1994                                          Qtr.        Qtr.       Qtr.      Qtr.
         -------------------------------------------------------------------------------------
         Net revenue                                 $  4,829    $ 4,632    $ 4,437   $ 4,458
         Gross profit                                   2,108      2,082      2,016     2,015
         Net income                                       391        390        320       444
         Earnings per share                          $   0.09    $  0.09    $  0.08   $  0.11


-------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE.

-------------------------------------------------------------------------------

                                    PART III

-------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the identification, business experience, and directorships of each director and nominee for director of the Company, required by Item 401 of Regulation S-K and presented in the section entitled "Election of Directors-Nominees for Board of Directors" of the Company's Proxy Statement for the annual meeting of shareholders on May 7, 1996, is hereby incorporated by reference. See Item 1 for information relating to the identification and business experience of the Company's executive officers.

-------------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to the cash compensation of directors and officers, required by Item 402 of Regulation S-K and presented in the section entitled "Election of Directors-Compensation of Directors" and "Election of Directors-Compensation of Officers" of the Company's Proxy Statement for the annual meeting of shareholders on May 7, 1996, is hereby incorporated by reference.

-------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership required by Item 403 of Regulation S-K, which is presented in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Election of Directors-Directors and Executive Officers" of the Company's Proxy Statement for the annual meeting of shareholders on May 7, 1996, is hereby incorporated by reference.

-------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to relationships and transactions required by Item 404 of Regulation S-K, which is presented in the section, "Election of Directors -- Executive Compensation -- Certain Transactions, Employment Contracts, Termination of Employment and Change-in-Control Arrangements" of the Company's Proxy Statement for the annual meeting of shareholders on May 7, 1996, is hereby incorporated by reference.

-------------------------------------------------------------------------------

                                    PART IV

-------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements of O.I. Corporation and its subsidiary that are included in Part II, Item 8:

                                                                   Page
         Report of Independent Accountants                          14

         Consolidated Balance Sheet                                 15

         Consolidated Statement of Income                           16

         Consolidated Statement of Cash Flows                       17

         Consolidated Statement of Stockholders' Equity             18

         Notes to Consolidated Financial Statements                 19


(a)  2.  Financial Statement Schedules required to be filed by Item 8 of this
         Form: All schedules are omitted as they are not required, or are not applicable, or the required information is included in the financial statements or notes thereto.


(a)  3.  Exhibits

        3.1 Articles of Incorporation of the Company, as amended (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-24505) and incorporated herein by reference).

        3.2 Bylaws of the Company (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 33-24505) and incorporated herein by reference).

      *10.1     Amended and Restated 1987 Stock Option and SAR Plan (filed as
                Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 33-24505) and incorporated herein by reference).

      *10.2 Employee Stock Purchase Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 33-62209) and incorporated herein by reference).

      *10.3 Employment Agreement between the Company and William W. Botts (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

       10.4 Value-Added Reseller Agreement between the Company and Hewlett-Packard Company (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

      *10.5 Nonqualified Stock Option Agreement between the Company and William R. Hart (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

      *10.6 1993 Incentive Compensation Plan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

       10.7 Registration Rights Agreement among O.I. Corporation and the former shareholders of CMS Research Corporation dated January 4, 1994 (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

       24.1     Consent of Price Waterhouse LLP

       99.1 The O.I. Corporation definitive Proxy Statement, dated March 25, 1996 is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.


(b)  Reports on Form 8-K.

                No Form 8-K was filed for the quarter ended December 31, 1995.

-----------
*    Management contract or compensatory plan or arrangement.