Form 10-Q
period 1996-03-31
OI CORP
filed 1996-05-10
CIK 73773

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                    ____________________________

                             FORM 10-Q

[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to __________

                 --------------------------------
                  COMMISSION FILE NUMBER: 0-6511
                 --------------------------------

                       O. I. CORPORATION
      (Exact name of registrant as specified in its charter)


        OKLAHOMA                        73-0728053
State of Incorporation        I.R.S. Employer Identification No.


               P.O. Box 9010
             151 Graham Road
          College Station, Texas               77842-9010
(Address of Principal Executive Offices)       (Zip Code)


Registrant's telephone number, including area code: 409/690-1711

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

              Yes    X         No

Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996:

                       4,042,396 shares

                      O.I. CORPORATION
               Condensed Consolidated Balance Sheet
                       (In thousands)
                         (unaudited)
                                          For Three Months Ended
                                          -----------------------
                                              MAR 31,    DEC 31,
                                               1996       1995
                ASSETS                     ---------    ---------

Current assets:
   Cash and cash equivalents . . . . . .   $   2,210    $   5,503
   Investments . . . . . . . . . . . . .       5,445        2,621
   Accounts receivable . . . . . . . . .       3,274        3,273
   Investment in sales-type lease. . . .         232          246
   Inventories . . . . . . . . . . . . .       2,584        2,423
   Deferred tax asset. . . . . . . . . .         735          735
   Other current assets. . . . . . . . .         299          191
                                           ---------     --------
      Total current assets . . . . . . .      14,779       14,992

Property, plant and equipment, net . . .       1,600        1,591
Investment in sales-type lease,
      net of current . . . . . . . . . .         423          363
Other assets . . . . . . . . . . . . . .         745          754
                                           ---------     --------
      Total assets . . . . . . . . . . .  $   17,547    $  17,700
                                           =========     ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable. . . . . . . . . . .  $   1,080     $    850
   Accrued compensation. . . . . . . . .        337          483
   Accrued expenses. . . . . . . . . . .      1,819        1,804
                                           --------     --------
      Total current liabilities. . . . .      3,236        3,137

Deferred income taxes. . . . . . . . . .        351          351
                                           --------     --------
      Total liabilities. . . . . . . . .      3,587        3,488


Stockholders' equity:
   Common stock ($.10 par value) . . . .        412          412
   Additional paid in capital. . . . . .      4,467        4,731
   Treasury stock. . . . . . . . . . . .       (201)
   Retained earnings . . . . . . . . . .      9,282        9,069
                                            -------       ------
      Total stockholders' equity . . . .     13,960       14,212
                                            -------       ------
      Total liabilities &
        stockholders' equity . . . . . .  $  17,547    $  17,700
                                           ========     ========
                      O.I. CORPORATION
        Condensed Consolidated Statement of Earnings
            (In thousands, except per share data)
                        (unaudited)


                                             Three Months Ended
                                                  March 31,
                                          -----------------------
                                              1996         1995
                                          ---------    ----------

Net sales. . . . . . . . . . . . . . . .  $   4,648    $   4,702
Cost of goods sold . . . . . . . . . . .      2,171        2,518
                                          ---------     ---------
Gross profit . . . . . . . . . . . . . .      2,477        2,184


Research and development expenses. . . .        444          507
Selling, general &
 administrative expenses . . . . . . . .      1,797        1,479
                                          ---------     --------
Operating income . . . . . . . . . . . .        236          198


Interest income/other income . . . . . .        120          120
Interest expense . . . . . . . . . . . .          0            5
                                          ---------     --------
Income before income taxes . . . . . . .        356          313


Provision for taxes on earnings. . . . .       (142)        (110)
                                          ---------     ---------
Net income . . . . . . . . . . . . . . .  $     214    $     203
                                          =========     =========


Weighted average number of common and
  common equivalent shares outstanding .  4,088,794    4,213,614


Earnings per common and common
  equivalent share . . . . . . . . . . .  $    0.05    $    0.05


Dividends per share. . . . . . . . . . .         -0-          -0-









                    O.I. CORPORATION
     Condensed Consolidated Statement of Cash Flows
                      (In thousands)
                        (unaudited)

                                             Three Months Ended
                                                  March 31,
                                          -----------------------
                                              1996         1995
                                          ---------    ----------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . .  $     214    $     203
   Depreciation & amortization . . . . .        110          117
   Deferred income taxes . . . . . . . .          0          (24)
   Change in working capital, net of
     effect from purchase of
     Laboratory Automation, Inc. . . . .       (234)         167
                                          ----------    ---------
      Net cash flows provided by
        operating activities . . . . . .         90          463


CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
      common stock. . . . . . . . . . .          10            0
   Purchase of treasury stock . . . . .        (484)           0
                                          ----------    ---------
      Net cash flows provided by
      (used in) financing activities. .        (474)           0


CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property, plant &
     equipment . . . . . . . . . . . .          (89)        (120)
   Purchase of Laboratory Automation, Inc.        0       (1,174)
   Purchase of investments . . . . . .       (2,811)           0
   Maturity of investments . . . . . .            0        2,500
   Change in other assets. . . . . . .           (9)          14
                                            --------     --------
      Net cash flows provided by (used in)
      investing activities . . . . . .       (2,909)       1,220

Increase (decrease) in cash  . . . . .       (3,293)       1,683

Cash and cash equivalents at beginning
   of quarter. . . . . . . . . . . . .        5,503        2,848
                                           --------      --------
Cash and cash equivalents at end of
   quarter . . . . . . . . . . . . . .    $   2,210     $  4,531
                                           ========      ========




                     O.I. CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited)



1.   Summary of Significant Accounting Policies.

     The accompanying unaudited consolidated financial statements have been prepared by O.I. Corporation and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant intercompany balances and transfers have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1995.

     The Company develops, manufactures, markets and services analytical, monitoring and sample preparation products, components and systems used to prepare samples for analysis and to detect, measure and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products with no substantial right of return.

2.   Inventories.

                                 Mar. 31, 1996     Dec. 31, 1995
                                --------------     --------------
        Raw Materials           $    1,165,000     $   1,117,000
        Work in Process                542,000           531,000
        Finished Goods                 877,000           775,000
                                --------------     -------------
                                $    2,584,000     $   2,423,000


3.   Earnings per Common and Common Equivalent Shares.
     Earnings per common and common equivalent shares is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of dilutive stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.

4.   Reclassification.
     Certain amounts in the prior periods have been reclassified to conform with the current period presentation.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the first quarter decreased 1% to $4,648,000, compared to $4,702,000 for 1995, primarily due to volume decreases. The environmental market, the primary market served by the Company, has been flat to declining since 1992 due to the impact of the consolidation of environmental testing laboratories and less stringent governmental enforcement of state and U.S. environmental regulations.

Sales of the Company's gas chromatography (GC) systems, components and water analyzers were consistent with prior quarter sales, while increased sales of sample preparation products were offset by lower sales of continuous monitoring products. International sales increased 37%, driven primarily by demands for environmental testing products in Asia. Net sales for the first quarter of 1996 include $232,000 received in connection with the settlement of a pending lawsuit in February 1996.

On January 26, 1996, the Company announced that it had entered an agreement with Prolabo S. A. of France, pursuant to which OI will market, sell, and support Prolabo manufactured focused microwave systems under the O.I. Analytical label in the U.S. and Canada. Open-vessel microwave products perform applications for organic extraction and inorganic sample preparation in industries that offer new market opportunities for OI, including the food, petrochemical, nuclear, and pharmaceutical, and environmental industries. New applications include organic extraction, organic synthesis, acid digestion for metals, speciation, sample preparation, and automated sample preparation.

Gross profit was $2,477,000, or 53% of sales, for the first quarter of 1996, compared to $2,184,000, or 46% of sales, for the same quarter of 1995. The increase in gross profit was due to product mix, a decrease in warranty expense and accounting for a legal settlement received in February 1996.

Research and development (R&D) expenses for the first quarter of 1996 were down 12% to $444,000, or 9.6% of sales, compared to 1995 first quarter expenses of $507,000, or 10.8% of sales. The Company's product development effort consists of improving existing products and developing possible new products and applications. The decreased amount of R&D expense for 1996 was the result of fewer personnel assigned to R&D, lower consulting fees, and lower supplies and travel expenses. At the Pittsburgh Conference, the analytical industry's major trade show held in March 1996, the Company introduced several new products: the Model 1020 Total Organic Carbon Analyzer (TOC); a solids module for the TOC products; the Model 5380 Pulsed-Flame Photometric Detector (PFPD); the Model 5390 Photoionization Detector/Halogen Specific Detector (PID/XSD); and the Microtrap, an advancement in the field of purge and trap sample concentration for GC.

Selling, general, and administrative (SG&A) expenses for the first quarter of 1996 were up 22% to $1,797,000, or 39% of sales, compared to $1,479,000, or 31% of sales for 1995. SG&A expenses for the first quarter of 1996 were higher than 1995 due to an increase in legal fees, offset in part by a decrease in distributor discounts and suppliers purchases. The Company has incurred and will continue to incur, significant legal expenses relating to a patent infringement lawsuit filed against a competitor in March 1995. Legal expenses relating to this litigation were approximately $433,000 in the first quarter of 1996. Nevertheless, management believes it is in the best interest of the stockholders to protect the Company's intellectual property. Trial has been set for July 22, 1996. No assurances can be made as to the outcome of such litigation. On February 13, 1996, the Company settled a lawsuit against a vendor and received $290,000 in consideration thereof. First quarter 1996 legal expenses related to this settlement were approximately $63,000.

Income before tax for the first quarter 1996 amounted to $356,000, an increase of 14% over 1995 first quarter results of $313,000. The higher profit for 1996 was a result of increased gross margin, offset in part by increased SG&A expense. The effective tax rates were 40% for 1996 and 35% for 1995. The increase in the effective tax rate for 1996 reflected an increase in state tax expense and a decrease in estimated credits for research and development expenditures. Net income after tax for the first quarter 1996 was up 5% to $214,000 or $.05 per share, compared to $203,000, or $.05 per share in the same period of 1995.


Liquidity

Cash and cash equivalents totaled $2,210,000 as of March 31, 1996, compared to $5,503,000 as of December 31, 1995. Working capital, as of March 31, 1996, was $11,543,000 compared to $11,855,000 as of December 31, 1995. Working capital, as a percentage of total assets, was 66% as of March 31, 1996, compared to 67% at December 31, 1995. The current ratio was 4.57 to 1 at March 31, 1996, as compared to 4.78 to 1 at December 31, 1995. Total liabilities to equity was 26% as of March 31, 1996, compared to 25% as of December 31, 1995.

Net cash flow provided from operating activities for the period ending March 31, 1996, was $90,000, as compared to $463,000 for the same period of 1995. The decrease in cash flow from operating activities for 1996 was primarily due to an increase in inventory and investment in sales-type leases, offset in part by an increase in accounts payable.

Net cash flow used in financing activities for the first quarter 1996 was $474,000 compared to $0 for the first quarter 1995. The increase in cash flow used in financing activities was due to the purchase of treasury stock. The Company purchased a total of 175,379 common shares for treasury stock during the first quarter of 1996. Net cash flow provided by (used in) investing activities was ($2,909,000) for the first quarter 1996 compared to $1,220,000 for the first quarter 1995. Net uses of cash in the first quarter of 1996 for investing activities relates to the purchase of corporate bonds compared to a net increase in cash related to the maturity of investments in the first quarter of 1995. Capital expenditures for the remainder of the fiscal year are anticipated to be consistent with the past year, and include the purchase of personal computers, automobiles for field service and sales personnel, and other miscellaneous capital purchases. The Company has financed its growth from funds generated from operations and expects to continue to do so in the foreseeable future.

On May 2, 1996, the Company acquired certain assets of a corporation formerly known as Alpkem Corporation of Wilsonville, Oregon, a division of Perstorp Analytical, Inc. The acquisition was for cash and OI common stock and will be accounted for as a purchase. Alpkem, founded in 1969, was acquired by Perstorp Analytical on August 31, 1988. Alpkem designs, manufactures and markets Segmented Flow Analyzers, Flow Injection Analyzers, and field portable instruments. Alpkem's principal customers are industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities and environmental testing laboratories. Information related to Alpkem's historical sales and operating results has been consolidated with Perstorp Analytical, Inc. The Company does not believe that the acquisition meets the requirements for public disclosure of historical operating results.

Management regularly evaluates opportunities to acquire products or businesses complimentary to the Company's operations. Such acquisition opportunities, if they arise and are successfully consummated, may involve the use of cash, or, depending upon the size and terms of the acquisitions, may involve equity or debt financing. Although the Company has completed four acquisitions in the past two years, the Company cannot guarantee that it will be able to successfully consummate any future acquisitions or that, if consummated, that they will have either a short-term or a long-term positive effect on Company operations.

                Part II:  Other Information

Item 1. Legal Proceedings: On March 3, 1995 the Company filed a patent infringement complaint against the Tekmar Company in the Galveston Division of the U.S. District Court. The Company alleges that the Tekmar Model 3000 Purge and Trap Sample Concentrator infringes on U.S. Patent No. 5,358,557 issued to the Company on October 25, 1994, and U.S. Patent No. 5,470,380 issued to the Company on November 28, 1995. The suit seeks to enjoin the manufacture and sale of the Model 3000 and like products sold under different name designations and seeks unspecified damages. Trial date has been set for July 22, 1996.

         On February 13, 1996, the Company settled a lawsuit against a vendor and received approximately $290,000 in consideration thereof.

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



                                            O.I. CORPORATION
                                        -------------------------
                                              (Registrant)


Date:    5/10/96                      BY:   /s/ William W. Botts
                                        -------------------------
                                             William W. Botts
                                             President/CEO


Date:    5/10/96                      BY:    /s/ Julie Wright
                                         ------------------------
                                             Julie Wright
                                             Controller