Form 10-Q
period 1996-06-30
OI CORP
filed 1996-08-06
CIK 73773

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1996


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________ to _________

                     ------------------------------
                     COMMISSION FILE NUMBER: 0-6511
                     ------------------------------

                           O. I. CORPORATION
          (Exact name of registrant as specified in its charter)


        OKLAHOMA                          73-0728053
   State of Incorporation      IRS Employer Identification No.
               P.O. Box 9010
             151 Graham Road
          College Station, Texas                 77842-9010
(Address of Principal Executive Offices)         (Zip Code)
                         (409) 690-1711
       Registrant's telephone number, including area code

                        Not Applicable
      Former Name, Former Address and Former Fiscal Year,
                 if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X       No
                   ----         ----
Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996:

                     4,143,046 shares

                         O.I. CORPORATION
               Condensed Consolidated Balance Sheet
                          (In thousands)
                           (unaudited)
                                               June 30     Dec 31
                                                 1996       1995
               Assets                          _______     ______

Current assets:
  Cash and cash equivalents                    $ 1,023    $ 5,503
  Short term investments                         5,665      2,621
  Accounts receivable                            3,613      3,273
  Investment in sales-type lease                   264        246
  Inventories                                    3,343      2,423
  Current deferred tax asset                       735        735
  Other current assets                             436        191
                                               _______     ______
   Total current assets                         15,079     14,992

Property, plant and equipment, net               1,668      1,591
Investment in sales-type lease, net of current     390        363
Other assets                                     1,125        754
                                               _______     ______
      Total assets                            $ 18,262   $ 17,700
                                              ========   ========

   Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                            $  1,108   $    850
  Accrued compensation                             515        483
  Accrued expenses                               1,749      1,804
                                              ________    _______
   Total current liabilities                     3,372      3,137

Deferred income taxes                              357        351
                                              ________    _______
   Total liabilities                             3,729      3,488

Shareholders' equity:
  Common stock ($.10 par value)                    414        412
  Additional paid in capital                     4,612      4,731
  Retained earnings                              9,507      9,069
                                               _______    _______
   Total shareholders' equity                   14,533     14,212

 Total liabilities and shareholders' equity   $ 18,262   $ 17,700
                                              ========   ========



                        O.I. CORPORATION
          Condensed Consolidated Statement of Earnings
             (In thousands, except per share data)
                          (unaudited)

                           Three Months Ended   Six Months Ended
                                  June 30            June 30
                           __________________   ________________
                              1996      1995      1996      1995
                              ____      ____      ____      ____
Net sales                  $  5,094 $   4,425 $   9,742  $  9,127
Cost of goods sold            2,689     2,312     4,859     4,830
                           ________  ________  ________  ________
Gross profit                  2,405     2,113     4,883     4,297

Res. and dev. expenses          486       466       931       972
Selling, general and
  admininistrative expenses   1,696     1,445     3,494     2,924
                           ________  ________  ________  ________
Operating income                223       202       458       401

Interest income/other income    141       136       261       256
Interest expense                  0         0         0         5
                           ________  ________  ________  ________
Income before income taxes      364       338       719       652

Provision for taxes on
  earnings                      140       117       281       228
                           ________  ________  ________  ________
Net income                $     224 $     221 $     438 $     424
                           ========  ========  ========  ========
Weighted average number of
shares outstanding        4,137,953 4,224,628 4,113,374 4,227,452

Earnings per share        $    0.05 $    0.05 $    0.11 $    0.10

Dividends per share            -0-       -0-       -0-       -0-



                        O.I. CORPORATION
       Condensed Consolidated Statement of Cash Flows
                         (In thousands)
                           (unaudited)


                                          Six Months Ended
                                   June 30, 1996    June 30, 1995

CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                      $         438    $        424
  Depreciation and amortization              235             235
   Deferred income taxes                       6             (27)
   Change in working capital, net
    of effect from purchase of
    Laboratory Automation, Inc.
    and Alpkem                              (927)            764
                                      ___________    ___________
Net cash flows provided by
  operating activities                      (248)          1,396

CASH FLOW FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                (486)              0
  Issuance of common stock                    10               0
                                       __________    ___________
    Net cash flows provided by
    (used in) financing activities          (476)              0

CASH FLOW USED IN INVESTING ACTIVITIES:
  Proceeds from sale of property, plant
  and equipment                                2               0
  Purchase of property, plant and equipment (175)           (235)
  Purchase of Alpkem (1996)/LAI (1995)      (505)         (1,174)
  Purchase of investments                 (5,676)              0
  Maturity of investments                  2,632           4,852
  Investment in patents                      (36)            (16)
  Change in deposits                           2              19
                                     ___________    ____________
    Net cash flows provided (used in)
    investing activities                  (3,756)          3,446

Increase (decrease) in cash and cash
   equivalents                            (4,480)          4,842

Cash and cash equivalents at
   beginning of year                       5,503           2,848
                                     ___________     ___________
Cash and cash equivalents at end of
   quarter                          $      1,023    $      7,690
                                     ===========     ===========


                           O.I. CORPORATION
               Notes to Consolidated Financial Statements
                             (Unaudited)

1.  Summary of Significant Accounting Policies.
    The accompanying unaudited consolidated financial statements have been prepared by O.I. Corporation and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended June 30, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant intercompany balances and transfers have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1995.

    The Company develops, manufactures, markets, and services analytical monitoring and sample preparation products, components and systems used to prepare samples for analysis and to detect, measure, and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products and no substantial right of return exists.


2.  Inventories.
                             June 30, 1996    Dec. 31, 1995
      Raw Materials          $   1,649,000    $   1,117,000
      Work in Process        $     617,000    $     531,000
      Finished Goods         $   1,077,000    $     775,000
                              ____________     ____________
                             $   3,343,000    $   2,423,000
                              ============     ============

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


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS


General

On May 1, 1996, the Company acquired certain assets of Alpkem Corporation, a Division of Perstorp Analytical, Inc. The acquisition was for cash and the Company's common stock and was accounted for as a purchase. Alpkem designs, manufactures and markets Segmented Flow Analyzers, Flow Injection Analyzers and field portable instruments. Alpkem's principal customers are industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities and environmental testing labs. The Company does not believe that the acquisition meets the materiality requirements for public disclosure of historical operating results.


Results of Operations

Net sales for the second quarter of 1996 increased 15% to $5,094,000, compared to $4,425,000 for 1995. This increase was due to an increase in the sales of the Company's sample prepara-tion products and to the recent acquisition of Alpkem, offset in part by a decrease in sales of the Company's continuous monitor-ing products and gas chromatography (GC) components and systems. Sample preparation product sales increased principally due to increased sales of the Company's microwave products. Sales of GC components and systems to environmental applications were down but somewhat offset by the sale of these products to new markets such as industrial chemical facilities. The Company began shipping its Model 4632 Headspace Sample Inlet System, a GC sample introduction technique which is used for non-environmental, as well as environmental applications.

Year-to-date sales through June 30, 1996 increased 7% to $9,742,000, compared to $9,127,000 for 1995. Year-to-date sales through June 30, 1996 include $232,000 received in February 1996 in connection with the settlement of a lawsuit. Year-to-date sales were impacted by the same factors that affected second quarter 1996 sales.

Gross profit increased to $2,405,000, or 47% of sales, for the second quarter of 1996, compared to $2,113,000, or 48% of sales, for the same quarter of 1995. The increase in gross profit dollars was due to the increase in sales. The decrease in gross profit percent was due to product mix, offset in part by a decrease in warranty expense and a decrease in demonstration equipment depreciation.

Year-to-date gross profit increased to $4,883,000 through June 30, 1996 compared to $4,297,000 for the same period of 1995. Year-to-date gross profit, as a percent of sales, was 50% for 1996 and 47% for 1995. The increase in year-to-date gross profit was due to product mix, a decrease in warranty expense, a decrease in demonstration equipment depreciation and the receipt of a legal settlement in February 1996.

Research and development (R&D) expenses for the second quarter of 1996 were $486,000, or 10% of sales, compared to $466,000, or 11%
of sales for the same period of 1995. Year-to-date R&D expenses through June 30, 1996 decreased 4% to $931,000, or 10% of sales, compared to $972,000, or 11% of sales, for the same period of 1995. The increased amount of R&D expense for the second quarter of 1995, compared to the prior period, was due to an increase in the purchase of supplies used in the development of new products and R&D expense from Alpkem, offset in part by a decrease in consulting fees. The decrease in year-to-date R&D expense was due to fewer personnel assigned to R&D, lower consulting fees and decreased travel expenses. The Company expects to begin shipping several new products in the third quarter, including the Model 1020 Total Organic Carbon Analyzer (TOC), a TOC solids analysis model and the Model 5380 Pulse-Flame Photoionization Detector
(PFPD).

Selling, general, and administrative (SG&A) expenses for the second quarter of 1996 increased 17% to $1,696,000, or 33% of sales compared to $1,445,000, or 33% of sales, for 1995. SG&A expenses for the second quarter of 1996 were higher than 1995 due to an increase in legal fees, consulting fees, advertising and the purchase of supplies. Other expenses such as rent, utilities, telephone and commissions increased due to the acquisition of Alpkem. The Company incurred legal fees of approximately $365,000 in the second quarter of 1996. These legal fees were related to a patent infringement lawsuit filed against a competitor in March 1995, and were offset in part by reversing a reserve established for litigation in the amount of $165,000. On June 17, 1996, the Galveston Division of the United States District Court for the Southern District of Texas entered an order granting a Motion by Defendant for Summary Judgement of Non-Infringement. The order held that O.I.'s patent claims are limited in scope and do not cover the accused devices sold by Defendant. The Company is appealing the decision and expects the cost of appeal to be significantly lower than the legal costs incurred to date. Year-to-date SG&A expenses through June 30, 1996, increased 19% to $3,494,000, or 36% of sales, compared to $2,924,000, or 32% of sales, for the same period of 1995. Year-to-date SG&A expenses increased due to the factors discussed above. Year-to-date legal fees related to the patent infringement case were approximately $789,000, offset in part by the reserve established in 1995 of $165,000.

Income before tax for the second quarter of 1996 amounted to $364,000, an increase of 8% from 1995 second quarter results of $338,000. Year-to-date income before tax increased 10% to $719,000 through June 30, 1996, compared to $652,000 for the same period of 1995. The higher profit for 1996 was due to increased sales volume, offset in part by increased operating expenses and higher legal fees. The effective tax rates for the second quarter were 38% in 1996 and 35% in 1995. The increase in the effective tax rate for 1996 was due to increased state tax expense. Net income after tax for the second quarter 1996 increased 1% to $224,000, or $0.05 per share, compared to $221,000, or $0.05 per share in the same period of 1995. Year-to-date net income after tax increased 3% to $438,000, or $0.11 per share through June 30, 1996, from $424,000, or $.10 per share for the same period of 1995.


Liquidity

Cash and cash equivalents totaled $1,023,000 as of June 30, 1996, compared to $5,503,000 as of December 31, 1995. The decrease in cash and cash equivalents resulted primarily from a shift in funds to longer term, higher yielding investments. Working capital, as of June 30, 1996, was $11,707,000, a decrease of 1%, compared to $11,855,000 as of December 31, 1995. Working capital, as a percentage of total assets, was 64% as of June 30, 1996, compared to 67% as of December 31, 1995. The current ratio was 4.47 to 1 at June 30, 1996, as compared to 4.78 to 1 at December 31, 1994. Total liabilities-to-equity was 26% as of June 30, 1996, compared to 25% at December 31, 1995.

Net cash flow provided by (used in) operating activities for the six months ended June 30, 1996, was $(248,000), compared to $1,396,000 for the same period of 1995. The decrease in cash flow provided by operating activities for the first six months in 1996 was primarily due to an increase in accounts receivable and inventory, offset in part by an increase in accounts payable. The increase in accounts receivable was primarily due to the increase in sales. The increase in inventory was principally due to an increase in finished goods to provide faster delivery to customers. Net cash flow provided by (used in) financing activities for the six months ended June 30, 1996 was $(476,000) compared to $0 for the same period of 1995. The increase in cash flow used in financing activities was due to the purchase of treasury stock.
The Company purchased a total of 175,879 shares in the six months through June 30, 1996. All treasury shares have been reissued in conjunction with the exercise of employee stock options, the employee stock purchase plan and the acquisition of Alpkem.

Net cash flow provided by (used in) investing activities for the six months ended June 30, 1996 was $(3,756,000), compared to $3,446,000 for the same period of 1995. The increase in cash flow used in investing activities resulted from the purchase of investments and the acquisition of Alpkem. Capital expenditures for the remainder of the year are anticipated to be consistent with the past year, and will include expenditures for personal computers, automobiles for field service and sales personnel and other miscellaneous purchases.

Management regularly evaluates opportunities to acquire products or businesses complimentary to the Company's operations. Such acquisition opportunities, if they arise and are successfully consummated, may involve the use of cash, or, depending upon the size and terms of the acquisitions, may involve equity or debt financing. Although the Company has completed four acquisitions in the past 30 months, the Company cannot guarantee that it will be able to successfully consummate any future acquisitions or that, if consummated, they will have either a short-term or a long-term positive effect on the Company's results of operations.


                      Part II:  Other Information

Item 1. Legal Proceedings: On March 3, 1995, the Company filed a patent infringement complaint against the Tekmar Company in the Galveston Division of the U.S. District Court. On June 17, 1996, a Motion by Defendant for Summary Judgment of Non-Infringement was granted. The Company is appealing the decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.
Item 2.   Changes in Securities:  None
Item 3.   Defaults upon Senior Securities:  None
Item 4.   Submission of Matters to a Vote of Security Holders:
          At the Company's Annual Meeting of Shareholders on May 7, 1996, the following members were elected to the Board of Directors:

                                Votes For      Withheld
                                _________      ________
          Jack S. Anderson      3,343,086        15,977
          William W. Botts      3,335,390        23,673
          J. Lester Heath       3,343,486        15,577
          Edwin B. King         3,343,516        15,547
          Craig R. Whited       3,343,666        15,397

          The following proposals were also approved at the Company's Annual Meeting:

                                  Votes For   Against  Abstain
                                  _________   _______  _______
        Ratification of Price
          Waterhouse as the       3,341,018    11,070    6,975
        Company's auditors


Item 5.   Other Information:  None
Item 6.   Exhibits and Reports on Form 8-K:  None


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         O.I. CORPORATION
                                            (Registrant)



Date:      8/5/96                   BY: /s/ Julie Wright
                                            Julie Wright
                                            Controller


Date:      8/5/96                   BY: /s/ William W. Botts
                                            William W. Botts
                                            President