Form 10-Q
period 1996-09-30
OI CORP
filed 1996-11-01
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ x ] Quarterly report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934
      For the quarterly period ended September 30, 1996
                                     ------------------

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
      For the transition period from ________ to ___________


                         COMMISSION FILE NUMBER: 0-6511

                                O. I. CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        OKLAHOMA                                    73-0728053
        --------                                    ----------
  State of Incorporation                  I.R.S. Employer Identification No.


               P.O. Box 9010
             151 Graham Road
          College Station, Texas                      77842-9010
 --------------------------------------               ----------
(Address of Principal Executive Offices)              (Zip Code)


Registrant's telephone number, including area code: (409) 690-1711
                                                    --------------


                                 Not Applicable
                                 --------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes /X/      No /  /

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996:

                                4,109,757 shares

                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (unaudited)



                                                    Sept 30, 1996  Dec 31, 1995
                                                    -------------  ------------
                                    ASSETS
                                    ------
Current assets:
    Cash and cash equivalents....................... $    1,356     $    5,503
    Short term investments..........................      5,410          2,621
    Accounts receivable.............................      3,506          3,273
    Investment in sales-type lease..................        321            246
    Inventories.....................................      3,313          2,423
    Current deferred tax asset......................        735            735
    Other current assets............................        358            191
                                                     ----------     ----------
       Total current assets.........................     14,999         14,992

Property, plant and equipment, net..................      1,631          1,591
Investment in sales-type lease, net of current......        371            363
Other assets........................................      1,134            754
                                                     ----------     ----------
       TOTAL ASSETS................................. $   18,135     $   17,700
                                                     ==========     ==========


       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
    Accounts payable................................ $      879     $      850
    Accrued compensation............................        523            483
    Accrued expenses................................      1,761          1,804
                                                     ----------     ----------
       Total current liabilities....................      3,163          3,137

Deferred income taxes...............................        371            351
                                                     ----------     ----------
       TOTAL LIABILITIES............................      3,534          3,488


Shareholders' equity:
    Common stock ($.10 par value)...................        414            412
    Additional paid in capital......................      4,612          4,731
    Treasury stock..................................       (115)             0
    Retained earnings...............................      9,690          9,069
                                                     ----------     ----------
       TOTAL SHAREHOLDERS' EQUITY...................     14,601         14,212
                                                     ----------     ----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY... $   18,135     $   17,700
                                                     ==========     ==========

                                O.I. CORPORATION
                  Condensed Consolidated Statement of Earnings
                      (In thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended            Nine Months Ended
                                                                       Sept 30                      Sept 30
                                                              ------------------------      -----------------------
                                                                 1996           1995          1996           1995
                                                              ----------     ---------      --------       --------
Net sales..................................................   $   5,107     $    4,450    $   14,848    $    13,577
Cost of goods sold.........................................       2,662          2,292         7,521          7,122
                                                                -------       --------       -------       --------
Gross profit...............................................       2,445          2,158         7,327          6,455

Research and development expenses..........................         425            401         1,355          1,373
Selling, general and administrative expenses...............       1,831          1,424         5,325          4,349
                                                                -------       --------       -------       --------
Operating income...........................................         189            333           647            733

Interest income/other income...............................         119            148           380            405
Interest expense...........................................           0              0             0              5
                                                               --------      ---------      --------      ---------
Income before income taxes.................................         308            481         1,027          1,133

Provision for taxes on earnings............................         123            181           406            409
                                                                -------      ---------       -------      ---------
Net income.................................................   $     185     $      300    $      621    $       724
                                                                =======      =========       =======      =========

Weighted average number of shares outstanding..............   4,174,994     4,226,729      4,145,091      4,230,913

Earnings per share.........................................   $    0.04     $     0.07    $     0.15    $      0.17

Dividends per share........................................         -0-            -0-           -0-            -0-

                                O.I. CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                Sept 30, 1996     Sept 30, 1995
                                                                               --------------     -------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income............................................................     $          621     $         724
    Depreciation and amortization.........................................                370               345
    Deferred income taxes.................................................                 20               (39)
    Change in working capital, net of effect from purchase of Alpkem Corporation
       (1996) and Laboratory Automation, Inc.
       (1995).............................................................               (949)               44
    (Gain) loss on disposition of equipment...............................                 (4)              (16)
                                                                                 ------------       -----------
    Net cash flows provided by (used in) operating activities.............                 58             1,058

CASH FLOW FROM FINANCING ACTIVITIES:
    Purchase of treasury stock............................................                (605)               0
    Issuance of common stock pursuant to options..........................                 10                 0
                                                                                  -----------      ------------
       Net cash flows provided by (used in) financing activities..........               (595)                0

CASH FLOW USED IN INVESTING ACTIVITIES:
    Proceeds from sale of property, plant & equipment.....................                 11                36
    Purchase of property, plant and equipment.............................               (257)             (224)
    Purchase of Alpkem Corporation (1996) and Laboratory
       Automation, Inc. (1995)............................................               (513)           (1,174)
    Purchase of investments...............................................             (6,990)                0
    Maturity of investments...............................................              4,201             5,117
    Change in other assets................................................                (62)               (4)
                                                                                 ------------      ------------
    Net cash flows provided by (used in) investing activities.............             (3,610)            3,751

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................     $       (4,147)    $       4,809

Cash and cash equivalents at beginning of year............................     $        5,503     $       2,848
                                                                                  -----------        ----------
Cash and cash equivalents at end of quarter...............................     $        1,356     $       7,657
                                                                                  ===========        ==========

                                O.I. CORPORATION
                          Notes to Financial Statements
                                   (Unaudited)

1.    Summary of Significant Accounting Policies.
      The accompanying unaudited financial statements have been prepared by O.I. Corporation and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1995.

      The Company develops, manufactures, markets and services analytical monitoring and sample preparation products, components and systems used to prepare samples for analysis and to detect, measure and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products and no substantial right of return exists.

2.    Inventories.
                                   Sept. 30, 1996            Dec. 31, 1995
                                   --------------            -------------
       Raw Materials             $      1,717,000          $     1,117,000
       Work in Process                    662,000                  531,000
       Finished Goods                     934,000                  775,000
                                   --------------            -------------
                                 $      3,313,000          $     2,423,000
                                 ================          ===============

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               --------------------------------------------------

      This Form 10Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

OPERATING RESULTS

Sales for the third quarter of 1996 increased 15% to $5,107,000, compared to $4,450,000 for the third quarter of 1995. Sales of flow injection analyzers from the 1996 acquisition of Alpkem and an increase in sales of microwave, total organic carbon analyzers (TOC), and continuous emissions monitoring products offset a decline in sales of gas chromatography (GC) components and systems. During the third quarter, the Company began shipping its new Model 1020 TOC Analyzer and Model 5380 Pulse-Flame Photoionization Detector. Sales for the nine months ended September 30, 1996 increased 9% to $14,848,000, compared to $13,577,000 for 1995. International sales, which constituted 23% of sales for the nine months ended September 30, 1996, increased by 61% over the same period of 1995. The Company believes its sales are being adversely impacted by consolidation in the environmental testing market and that such conditions are affecting all companies serving such market. These conditions are not expected to change in the foreseeable future. Although the Company is actively pursuing sales in non-environmental markets, successes in these markets are not yet great enough to offset the decline in sales to the environmental market.

Gross profit increased to $2,445,000, or 48% of sales for the third quarter of 1996, compared to $2,158,000, or 49% of sales for the same quarter of 1995. Year-to-date gross profit increased to $7,327,000, or 49% of sales, through the third quarter of 1996 compared to $6,455,000, or 48% of sales for the same period of 1995. The increase in gross profit dollars was due to the increase in sales. The decrease in gross profit percent for the third quarter 1996 was due to product mix and an increase in warranty expense.

Research and development (R&D) expenses for the third quarter of 1996 were $425,000, or 8% of sales, compared to 1995 third quarter expenses of $401,000, or 9% of sales. Year-to-date R&D expenses through September 30, 1996 were $1,355,000, or 9% of sales, compared to $1,373,000, or 10% of sales, for the same period of 1995. The increased amount of R&D expenses for the third quarter 1996 was the result of increased contract service and an increase in the purchase of supplies, offset in part by a slight decrease in wages.

Selling, general, and administrative (SG&A) expenses for the third quarter of 1996 increased 29% to $1,831,000, or 36% of sales, compared to $1,424,000, or
32% of sales for 1995. Year-to-date SG&A expenses through September 30, 1996, increased 23% to $5,325,000, or 36% of sales, compared to $4,349,000, or 32% of sales, for the same period of 1995. Third quarter SG&A expenses increased due to an increase in advertising, purchase of supplies, and accrual for employee benefits.

Legal billings for the third quarter of 1996 were approximately $200,000, offset in part by $25,000 from a reserve established in 1995. Third quarter 1995 legal expenses were approximately $170,000. Other expenses such as salaries, rent, utilities and telephone increased due to the acquisition of Alpkem. Year-to-date SG&A expenses increased due to the factors discussed above, as well as increased legal fees. Year-to-date legal billings related to the Company's claim that a competitor infringed a patent of the Company were approximately $973,000, offset in part by $190,000 from a reserve established in 1995.

Income before taxes for the third quarter of 1996 amounted to $308,000, a decrease of 36% from 1995 third quarter results of $481,000. Net income for the third quarter 1996 was down 38% to $185,000, or $.04 per share, compared to $300,000, or $.07 per share in the same period of 1995.

Year-to-date income before taxes decreased 9% to $1,027,000 through the third quarter of 1996, compared to $1,133,000 for the same period of 1995. The effective tax rates were 39% in 1996 and 36% in 1995. The increase in the effective tax rate for 1996 was due to increased state tax expense. Year-to-date net income decreased 14% to $621,000, or $.15 per share through the third quarter of 1996, from $724,000, or $.17 per share for the same period of 1995. The decrease in year-to-date net income was the result of increased SG&A expense, a decrease in interest income, and a higher effective tax rate, offset in part by increased sales.


LIQUIDITY

Cash and cash equivalents totaled $1,356,000 as of September 30, 1996, compared to $5,503,000 as of December 31, 1995. The decrease in cash and cash equivalents resulted primarily from a shift in funds to longer term, higher yielding investments. Working capital, as of September 30, 1996, was $11,836,000, compared to $11,855,000 as of December 31, 1995. Working capital, as a percentage of total assets, was 65% as of September 30, 1996, compared to 67% as of December 31, 1995. The current ratio was 4.74 to 1 at September 30, 1996, as compared to 4.78 to 1 at December 31, 1995. Total liabilities as a percentage of equity was 24% as of September 30, 1996, compared to 25% as of December 31, 1995.

Net cash flow provided by operating activities for the nine months ended September 30, 1996, was $58,000, compared to $1,058,000 for the same period of 1995. The decrease in cash flow from operating activities for the first nine months of 1996 was primarily due to an increase in inventory and accounts receivable. All changes in working capital accounts are net of the effect of the purchase of Alpkem. Net cash flow provided by (used in) financing activities for the nine months ended September 30, 1996 was ($595,000), compared to $-0- for the same period of 1995. The increase in cash flow used in financing activities was due to the purchase of treasury stock. The Company purchased a total of 210,629 shares in the nine months through September 30, 1996. A total of 33,289 shares are remaining in treasury stock. The other treasury shares have been reissued in conjunction with the exercise of employee stock options, the employee stock purchase plan, and the acquisition of Alpkem. Net cash flow provided by (used in) investing activities for the nine months ended September 30, 1996 was ($3,610,000), compared to $3,751,000 for the same period of 1995.
The decrease in cash flow from investing activities was primarily the result of the purchase of investments in 1996. Capital expenditures for the remainder of the year are anticipated to be consistent with the past year, which includes personal computers, automobiles for field service and sales personnel and other miscellaneous purchases.

                           Part II: Other Information

Item 1. Legal Proceedings: On March 3, 1995, the Company filed a patent infringement complaint against the Tekmar Company in the Galveston Division of the U.S. District Court. On June 17, 1996, a Motion by Defendant for Summary Judgment of Non-Infringement was granted. The Company is appealing the decision to the U.S. Court of Appeals for the Federal Circuit in Washington, DC.
Item 2.       Changes in Securities:  None
Item 3.       Defaults upon Senior Securities:  None
Item 4.       Submission of Matters to a Vote of Security Holders:  None
Item 5. Other Information: William R. Hart, Vice President/Director of Marketing, left the Company effective September 30, 1996 and started an independent sales business. The Company entered into an agreement with Mr. Hart for representing the Company in the sale of certain Company products in a defined territory under terms set forth in the Company's standard manufacturers representative agreement.
Item 6.       Exhibits and Reports on Form 8-K:  None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        O.I. CORPORATION
                                                        ----------------
                                                          (Registrant)



Date:   November 1, 1996                          BY:      /s/ Julie Wright
      ------------------------                        ----------------------
                                                            Julie Wright
                                                             Controller



Date:   November  1, 1996                         BY:      /s/ W. W. Botts
      ------------------------                        ---------------------
                                                          William W. Botts
                                                          President & CEO

                                 EXHIBIT INDEX


   Exhibit 27  --  Financial Data Schedule