Form 10-K405
period 1996-12-31
OI CORP
filed 1997-03-11
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-K


  /X/ Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1996

  / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                  Common Stock
                                (Title of class)

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

The aggregate market value of the voting stock (based upon the February 28, 1997 average of the high and low trade prices of these shares from the National Association of Securities Dealers) of O.I. Corporation held by non-affiliates was approximately $12,247,770.

Number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1997: 4,005,164 shares.

Item 9 and Part III information are incorporated by reference to the proxy statement for the annual meeting of shareholders to be held May 12, 1997.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

O.I. Corporation (the "Company") designs, manufactures, markets, and services products primarily for specialized applications in the analytical instruments markets, including sample preparation, detection, measurement, and monitoring instruments used to analyze chemical compounds. The Company's principal business strategy is to employ its product development capabilities, manufacturing processes and marketing skills in market niches where the Company can achieve a market leadership position. The Company's operations are conducted primarily through subsidiaries and divisions that are relatively autonomous, while its corporate headquarters staff oversees financial controls and assists in developing strategic direction. Management continually emphasizes improvements in quality, product performance and delivery time, cost reductions and other value adding activities. Although many of the markets for the Company's products are mature, the Company seeks growth opportunities through technological and product improvement and by acquiring and developing new products that can be sold through its distribution networks.


DEVELOPMENT OF THE COMPANY

The Company was organized as a corporation in 1963 as Clinical Development Corporation, a builder of medical and research laboratories. In 1969, the Company headquarters was moved from Oklahoma City, Oklahoma to College Station, Texas, where the Company became involved in commercializing technology developed in the School of Oceanography at Texas A&M University. In July 1969, the Company's name was changed to Oceanography International Corporation. In July 1980, the Company's name was changed to O.I. Corporation, and in January 1989, to better align the company name with the products offered and markets served, the Company began doing business as O-I-Analytical.

The Company historically has expanded both through the acquisition of companies and product lines and through internal development of new products and technologies. During the past several years, the Company has completed four complementary acquisitions that have provided additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution. On January 4, 1994, the Company acquired all the stock of CMS Research Corporation (CMS) of Birmingham, Alabama. On June 24, 1994, the Company purchased substantially all of the assets and assumed certain liabilities of Floyd Associates, Incorporated (Floyd) of Lake Wylie, South Carolina and accounted for the transaction as an asset purchase. On February 9, 1995, the Company acquired all the stock of Laboratory Automation, Inc. (LAI) of Columbia, Missouri, and accounted for the transaction as a purchase. On May 1, 1996, the Company acquired certain assets of the Alpkem business located in Wilsonville, Oregon, from Perstorp Analytical, Inc., a Delaware corporation, wholly owned by Perstorp AB of Sweden, and accounted for the transaction as an asset purchase.


PRODUCTS The Company develops, manufactures, markets and services analytical, monitoring, and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds. The Company's analytical instruments and systems are used primarily in testing and research laboratories that are involved in the regulation or, analysis and testing of chemical compounds.

GAS CHROMATOGRAPHY INSTRUMENTS The Company designs, manufactures, markets, and services components for gas chromatography, including detectors and sample introduction instruments. Gas chromatography, developed in 1952, is an analytical technique that separates organic compounds based on their unique physical and chemical properties. The use of gas chromatography in a number of diverse applications has led to the continuous development of a broad range of sample introduction and detector devices. Advances in the field are based on technology improvements which provide sample introduction, faster analysis, lower level detection, and ease of use. Set forth below are descriptions of certain gas chromatograph (GC) instruments currently manufactured by the Company.

       - The Electrolytic Conductivity Detector (ELCD) selectively detects trace quantities of organic halogen, sulfur, and nitrogen. It is primarily used for analyzing volatile organic compounds (VOCs), pesticides, and poly-chlorinated biphenyls (PCBs) in drinking water, wastewater, soil, and air as required in U.S. Environmental Protection Agency (EPA) Methods 502.2 and 601.

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

       - The Halogen Specific Detector (XSD)(TM) selectively detects trace amounts of halogen-containing compounds using GC. The XSD is simple to operate and highly reliable. It is primarily used to detect pesticides and PCBs, and in quality assurance and quality control testing.

       - The Flame Photometric Detector selectively detects sulfur and phosphorus compounds and up to 28 specific elements using GC. Applications include petrochemicals, organometallic, explosives, and chemical warfare agents.

       - The Purge-and-Trap Sample Concentrator (P&T) concentrates trace amounts of a liquid, solid, or gaseous sample for introduction into a GC. Autosamplers sequentially transfer samples to the P&T for automated sampling and increased laboratory productivity.

       - The P&T Autosamplers provided by the Company, automate the process of purging and trapping of water samples, soil samples, or both in a sequence.

       - The Headspace Sampler concentrates trace amounts from a gaseous sample for introduction into a GC.


GC ANALYZER SYSTEMS The Company integrates its gas chromatography instruments with GCs and GC mass spectrometers (MS), obtained under a value added reseller agreement, to form GC analyzer systems. The Company's VOC Analyzer System, BTEX Analyzer System (Benzene, Toluene, Ethylbenzene, and Xylenes), Pesticide Analyzer System, and HF (Hydrogen Fluoride) Analyzer System are available in standard and custom configurations to meet market needs.

ORGANIC CARBON ANALYZER SYSTEMS The Company designs, manufactures, markets, and services Total Organic Carbon (TOC) Analyzers and related accessories that are used to measure organic and inorganic carbon levels in ultrapure water, drinking water, groundwater, wastewater, soils, and solids. The Company's TOC Analyzers are used in testing required by the U.S. EPA and testing ultrapure water used in U.S. pharmaceutical methods, the manufacture of semiconductors, power generation, and oceanographic research. TOC products produced by the Company include:

      - The High Temperature Persulfate Total Organic Carbon Analyzer which is primarily designed for ultra pure water analysis.

      - The Combustion Total Organic Carbon Analyzer which is primarily designed for wastewater and samples with pollutant materials.

      - The TOC Solids Module which is designed to be used together with a TOC analyzer to analyze solids or sludges.


FLOW ANALYSIS SYSTEM The Company designs, manufactures, and markets Segmented Flow Analyzers (SFA), Flow Injection Analyzers (FIA), and field portable instruments. These instruments perform a wide range of analyses, including the measurement of nitrate, nitrite, phosphate, ammonia, chloride, alkalinity and sulfate in liquids. The Company's Cyanide (CN) Analyzer can perform total cyanide analysis in a number of industrial applications including cyanide testing in gold and silver mining, electroplating, metal finishing, and semiconductor operations. On-site water measurements can be performed with Alpkem's portable Aqua-Chek Water Analyzer, which simultaneously measures the pH, conductivity, and temperature of water and aqueous solutions. The SFA, FIA, and CN Analyzer products may be equipped with autosamplers to enhance productivity.


CONTINUOUS EMISSIONS MONITORING (CEM) SYSTEMS The Company designs, manufactures, markets, and services a continuous air monitoring analyzer for monitoring VOCs. The U.S. Government has been the largest buyer of the Company's CEM analyzer with the primary application being monitoring of chemical warfare agents. The Company believes the commercial market offers potential applications including VOC monitoring of incineration of hazardous waste, landfill gases, Clean Air Act compliance and industrial hygiene. The CEM analyzer design is based on gas chromatography technology and includes a variety of configurations including a GC mainframe, sample inlets, separation, detectors, and data handling and reporting:

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

SAMPLE PREPARATION PRODUCTS AND SYSTEMS The Company designs, manufactures, markets, and services sample preparation instrumentation used to prepare sample matrices for analysis. The most time-consuming part of chemical analysis is sample preparation. Procedures, techniques, and instruments that can reduce total sample preparation time are highly desirable for analysis of chemical compounds. A description of the Company's sample preparation products and systems follows:

       - Microwave Digestion Systems serve multiple markets, including environmental, biological, metallurgical, geological, and industrial. Applications include acid digestion of aqueous inorganic samples in accordance with proposed U.S. EPA and other defined methods. The Company's microwave product features a modular design, including mainframe oven, both integrated and separate temperature and pressure control systems, and an external exhaust system. Through the use of specially designed digestion vessels, the Company's microwave system can process up to twelve samples simultaneously. The Company's patented digestion vessels' safety features include a disk for pressure relief and double-wall construction.

       - Automated Gel Permeation Chromatography (GPC) systems are used for preparation of tissue, food, industrial and environmental samples prior to analysis. Systems process up to 23 samples with unattended operation. The GPC system is widely recognized in regulatory methods for sample cleanup, including Federal Drug Administration (FDA), U.S. Department of Agriculture (USDA) and U.S. EPA.

      - ExCell Liquid/Liquid Extractor Systems provide electronically assisted extractions for up to six, one-liter aqueous samples in less than two hours. Programmable microprocessor controls automate all steps of sample handling, extraction and system rinsing. These ExCell extractors provide for the fastest possible sample preparation with minimal labor and enhanced recoveries.

       - Soxtherm Soxhlet Extractor Systems automate all traditional soxhlet methods for preparing solid samples. They extract up to six samples simultaneously five times faster than manual techniques. All extraction functions are automated, including solvent evaporation and recovery. The Soxtherm extractor conforms to current EPA methods.


VALUE ADDED RESELLER The Company is a value-added reseller (VAR) for analytical instruments manufactured by Hewlett-Packard Company (HP). Under the terms of the agreement with HP, the Company purchases HP analytical instruments, including GCs and gas chromatography/mass spectrometers (GCMSs), and integrates them with Company-manufactured components and markets these analytical systems for environmental analysis to comply with EPA 500, 600, and 8000 Series Methods, and for other chemical analysis. The Company conducts its own marketing to generate sales leads. The Company obtains orders, configures systems, ships, installs, and provides support to products sold pursuant to the VAR agreement. The VAR agreement is subject to renewal annually.

SALES BY LOCATION All of the Company's assets are located in the United States and all sales are conducted in U.S. dollars. There have been no sales or transfers between industry segments or geographic areas during the last five fiscal years. Estimated net revenue attributable to the United States, export revenue as a group, and the number of countries in which export revenue was generated are as follows:

($ in thousands)                       1996         1995         1994         1993         1992
-------------------------------------------------------------------------------------------------
Net Revenue:
  United States                       $15,568      $15,110      $16,794      $16,860      $19,239
  Export                                4,588        2,832        1,562        1,552        1,540
                                      -------      -------      -------      -------      -------
            Total                     $20,156      $17,942      $18,356      $18,412      $20,779
                                      =======      =======      =======      =======      =======

% of Revenue:
  United States                            77%          84%          91%          92%          93%
  Export                                   23%          16%           9%           8%           7%
                                      -------      -------      -------      -------      -------
            Total                         100%         100%         100%         100%         100%
                                      =======      =======      =======      =======      =======

Number of countries - export               35          31            26           28           28


MANUFACTURING The Company manufactures products at four locations in the U.S. The Company's manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems and calibration and validation of configured systems. The Company believes that its manufacturing processes are documented in accordance with applicable domestic and international regulations and standards.

The Company's policy is to have its products certified pursuant to safety standards by one or more of the following agencies: Underwriters Laboratories
(UL), Canadian Standards Association (CSA) and/or the European Committee for Electrotechnical Standardization (CE). These agencies and others also certify that instruments meet certain performance standards and that advertised specifications are accurate. The Company is in the process of obtaining ISO 9001 certification for its College Station, Texas manufacturing operation.

As of January 1, 1996, instruments sold in Europe are required to have a CE mark. During 1995 and 1996, the Company incurred expenses relating to product modification and certification testing to ensure that certain of its products typically sold in Europe comply with CE requirements.


MARKETING The Company markets and sells analytical components and systems that it produces and purchases for resale, provides on-site support services, and distributes expendables and accessories required to support the operation of products sold. The Company sells its products domestically through a direct sales channel to end users, and internationally through independent manufacturers' representatives and distributors. The Company's marketing program includes advertising, direct mail, seminars, trade shows, and telemarketing. The Company also benefits from marketing assistance received from HP in connection with the VAR agreement.


TECHNICAL SUPPORT The Company's technical support staff provides after-sale support to ensure customer satisfaction. The Company offers training courses, publishes technical information, and provides application support for its customers. Products sold by the Company generally include a 90-day to one-year warranty. Customers may also purchase extended warranty contracts that provide coverage after the expiration of the initial warranty. The Company installs and services its products through its field service personnel in the United States and Canada and through distributors and manufacturers' representatives internationally.

RESEARCH AND DEVELOPMENT The analytical instrumentation industry is subject to rapid changes in technology. The Company's success is heavily dependent on its ability to continually improve its existing products and to introduce new products. Research and development costs, relating to both present and future products, are expensed as incurred, and such expenses were $1,811,000 in 1996, $1,937,000 in 1995, and $1,809,000 in 1994. The Company actively pursues development of potential new products, including custom configured GC systems and components, instrument control and data reporting software systems, dedicated analyzers, microwave systems and other sample preparation products.


PATENTS The Company holds both United States and international patents and has both U.S. and international patent applications pending. The Company currently holds 26 patents, 1 of which expires before the year 2000, and 25 of which expire between the years 2002 and 2013. As a matter of policy, the Company vigorously pursues and protects its proprietary technology positions and seeks patent coverage on technology developments that it regards as material and patentable. While the Company believes that all of its patents and applications have value, no single patent or application is in itself essential to the Company's existence.


COMPETITION The Company encounters aggressive competition in all aspects of its business activity. The Company competes with many firms in the design, manufacture, and sale of analytical instruments, principally on the basis of product technology and performance, quality and reliability, sales and marketing ability, product support, delivery, and price. Most of the Company's competitors have significantly greater financial resources, broader market coverage on a global basis, and greater breadth of product line and other resources than the Company.


EMPLOYEES As of December 31, 1996, the Company had a total of 156 full-time employees. The Company employs scientists and engineers who perform research and development on potential new products. To protect the Company's proprietary information, the Company has employment and confidentiality agreements with its employees who come in contact with such information. None of the Company's employees are covered by a collective bargaining agreement. Management believes that relations between the Company and its employees are excellent.


EXECUTIVE OFFICERS OF THE REGISTRANT The executive officers of the Company, their ages, positions, and offices, as of February 28, 1997, are as follows:


      NAME             AGE                    POSITION                          DATE ELECTED TO POSITION
------------------     ---       --------------------------------------         ------------------------
William W. Botts        54       President, Chief Executive Officer and                    1985
                                 Chairman of the Board                                     1986

Dr. Gary D. Sides       49       Vice President                                            1994

Jane A. Smith           48       Vice President/Corporate Secretary                        1990

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


SOURCES OF RAW MATERIALS The Company produces its products from raw materials, component parts, and other supplies that are generally available from a number of different sources. The Company has few long-term contracts with suppliers. For certain of its purchased materials, the Company has developed preferred sources on the basis of quality and service. There are several purchased components that are supplied by single source suppliers. There can be no assurance that these preferred or single sources will continue to make materials available in sufficient quantities, at prices, and on other terms and conditions that are adequate for the Company's needs. However, there is no indication that any of these preferred or single sources will cease to do business with the Company. The Company believes that in the event of any such cessation, adequate alternate sources would be available, although perhaps at increased costs to the Company. In addition, substitute components may require reconfiguration of certain products and may cause delays in filling customer orders. Although the Company occasionally uses subcontractors, such arrangements are not material to its business.


BACKLOG - OPEN ORDERS The Company's backlog of orders on December 31, 1996 was approximately $3,366,285, compared to $1,458,000 as of December 31, 1995, and $1,693,000 as of December 31, 1994. The increase in the backlog at December 31, 1996 as compared to December 31, 1995 was due to a large government contract received in October 1996 and not scheduled to ship until 1997. The Company's policy is to include in its backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors. The Company anticipates that substantially all of its present backlog of orders will be shipped or completed during 1997.


MAJOR CUSTOMERS No single customer accounted for more than 10% of revenue in 1996, 1995 or 1994. Federal, state and municipal governments accounted for 27% of revenue in 1996, 26% in 1995, and 33% in 1994. Export sales accounted for 23% of revenue in 1996, an increase from 16% in 1995 and 9% in 1994.


--------------------------------------------------------------------------------
ITEM 2.  PROPERTIES

The Company's headquarters, research, and manufacturing operations occupy approximately 28,650 square feet of space located on 11.29 acres of land in College Station, Texas. The Company rents and uses for storage a 4,500 square foot facility on a separate tract of land within one quarter mile from the Company's headquarters. CMS' headquarters, including research and development, customer service, and manufacturing operations, occupy approximately 9,490 square feet, located in Hoover, a subdivision of Birmingham, Alabama. This space is leased until October 1998. LAI's headquarters, research and development, customer service and manufacturing operations occupy 11,700 square feet located in Columbia, Missouri. This space is leased until July 1997. Alpkem's manufacturing operations occupy 19,200 square feet located in Wilsonville, Oregon. This space is leased through May 1997. The Company is contemplating the construction of additional facilities in College Station to accommodate future growth and consolidation of certain existing operations.


--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company has received, and in the future may receive, notice of claims against it, which in some instances have developed, or may develop, into lawsuits. In the opinion of the Company's management, based in part on advice of counsel, none of the claims currently pending will have a material adverse effect on the consolidated financial position and results of operations of the Company.

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

In October 1996, Astoria-Pacific, Inc. (API), an Oregon corporation, filed a complaint against the Company and Perstorp Analytical, Inc. (Perstorp) in the Circuit Court of the State of Oregon for the County of Multnomah. API claims that the Alpkem product line purchased by the Company from Perstorp had been previously purchased by API, and therefore, those rights could not be sold to the Company. The Company believes it is an innocent third party in this matter. In the event an unfavorable verdict is entered against the Company, the Company will have a claim against Perstorp under the Purchase Agreement between the two companies. At this time, the Company intends to contest the case vigorously.


--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 1996.

                                     PART II

--------------------------------------------------------------------------------
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK MARKET INFORMATION The Company's common stock trades on the Nasdaq Stock Market under the symbol: OICO. Information below is contained in a statistical report provided to the Company by the National Association of Securities Dealers, Inc. (NASD). The ranges of high and low trade prices for the Company's common stock for 1996 and 1995 were as follows:

                               1996                        1995
       --------------------------------------------------------------
                         HIGH        LOW              HIGH      LOW
                         ----        ---              ----      ---
       First Quarter     4 1/4      2 5/8            4 5/8      3 3/4
       Second Quarter    5 1/4      3                4 1/2      3 1/4
       Third Quarter     4          3 1/2            4          2 3/4
       Fourth Quarter    4 1/4      3 1/4            3 3/4      2 1/2

NOTE: The above quotations represent prices between dealers and do not include retail markup, markdown, or commission and may not necessarily represent actual transactions.


DIVIDENDS The Company has never paid dividends. Management does not anticipate paying any dividends in the near future.


APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK As of February 28, 1997, there were approximately 1,184 holders of record of the Company's common stock.

--------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA


($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)               1996         1995         1994         1993         1992
----------------------------------------------------------------------------------------------------------------
Income statement data:
Net revenue                                          $20,156      $17,942      $18,356      $18,412      $20,779
Income before income taxes                             1,469        1,507        2,131        2,257        3,003
Net income                                             1,003        1,023        1,545        1,405        1,950

Earnings per share                                   $  0.24      $  0.24      $  0.37      $  0.34      $  0.47

Balance sheet data:
Total assets                                         $19,186      $17,700      $15,979      $14,706      $12,470
Working capital                                       12,391       11,855       11,156        9,876        7,784
Shareholders' equity                                  14,961       14,212       12,882       11,150        9,485

Common size income statement data:
Net revenue                                            100.0%       100.0%       100.0%      100.0%        100.0%
Cost of revenue                                         50.0         51.5         55.2        54.4          53.7
                                                     -------      -------      -------      -------      -------
   Gross profit                                         50.0         48.5         44.8        45.6          46.3

Selling, general and administrative                     31.7         30.7         25.5        29.1          25.7
Research and development                                 9.0         10.8          9.9         5.7           7.3
Patent litigation expense                                4.5          1.6          0.0         0.0           0.0
                                                     -------      -------      -------      -------      -------
   Operating income                                      4.8          5.4          9.4        10.8          13.3
Other income (expense), net                              2.5          3.0          2.2         1.5           1.1
                                                     -------      -------      -------      -------      -------
   Income before income taxes                            7.3          8.4         11.6        12.3          14.4
Provision for income taxes                               2.3          2.7          3.2         4.7           5.0
                                                     -------      -------      -------      -------      -------
   Net income                                            5.0%         5.7%         8.4%        7.6%          9.4%
                                                     =======      =======      =======      =======      =======


--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 1, 1996, the Company acquired certain assets of Alpkem Corporation (Alpkem), a division of Perstorp Analytical, Inc. The acquisition was made with a combination of cash and the Company's common stock and was accounted for as an asset purchase. Alpkem designs, manufactures and markets Segmented Flow Analyzers, Flow Injection Analyzers, and field portable instruments. Alpkem's principal customers are industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities, and environmental testing labs.


SUMMARY Net revenue increased 12% in 1996, compared to 1995, while net income was down 2% for the same period. The Company's financial position as of December 31, 1996 reflects an increase in working capital of 5% to $12,391,000, compared to $11,855,00 at December 31, 1995. Earnings per share were $0.24 in 1996, $0.24 in 1995, and $0.37 in 1994.

RESULTS OF OPERATIONS Net revenue was $20,156,000 in 1996, compared to $17,942,000 in 1995, and $18,356,000 in 1994. Export revenue increased by 62% to
$4,588,000 in 1996, while domestic revenue increased 3% to $15,568,000.

The Company believes its results of operations during 1995 and 1996 were impacted by adverse market conditions which affected all companies serving the environmental instruments market. Market conditions of the environmental instruments market have been significantly influenced by continued consolidation among environmental testing laboratories. This consolidation has resulted in fewer testing labs and, as a result thereof, excess equipment which has been sold at discounted prices to end users, thus reducing demand for the Company's products.

The Company introduced and began shipping in the fourth quarter of 1996 a new Model 1020 Total Organic Carbon Analyzer for heavy particulated samples, an Autosampler for such product, and a module to allow solid samples to be analyzed using either one of the Company's TOC analyzers. The Company introduced and began shipping in 1995 a new TOC Analyzer Model 1010 and autosampler accessory Model 1051 both replacing prior generation products. Sales of TOC analyzers increased due to the new product introductions and efforts to sell to non-environmental industries, such as pharmaceuticals and semiconductors.

Microwave product sales were higher in 1996 due to increased sales of the Company's Closed-Vessel Microwave Systems and sales of private label, open-vessel microwave systems, which began shipping in early 1996.

Sales of GC components and systems declined in 1996 due to shrinking demand in the environmental market. Sales of GC analyzer systems, including VOC systems and BTEX systems, were lower in 1996 as compared to 1995. This decline, however, was partially offset by the Company's initiative during the year to enter the resale, lease and rental market for GC/MS systems configured with the Company's sample inlet systems. This initiative allows the Company to directly participate in the GC/MS market segment. Previously, the GC/MS system sold by others displaced GC systems offered by the Company that included detectors manufactured by the Company. By offering GC/MS systems, the Company joins the trend for environmental testing to be performed using MS detectors, rather than selective detectors. GC/MS systems sales have less value added by the Company than GC systems configured with the Company's selective detector; therefore, gross profit margins will be reduced to the extent that GC/MS systems sales increase. The Company is also positioning its GC components and systems to serve non-environmental markets, in order to offset shrinking demand in the environmental market. The HF analyzer, consisting of the Company's detectors and GC, is used in the petrochemical industry and is an example of the Company using its existing products to perform new applications that serve non-environmental markets.

Sales of CEM systems increased in 1996 compared to 1995 due primarily to U.S. government purchases of chemical warfare agent monitoring systems. Management remains optimistic about applying CEM technology to air monitoring applications in the commercial market.

The Company began selling Flow Analyzer products with the acquisition of Alpkem in May of 1996; therefore, there were no prior year sales of such products.

During 1996, leasing sales decreased compared to 1995. Leases are generally three to five years and allow customers to manage their cash out flow against the income generated by their instruments.

International revenues increased by 62% to $4,588,000, or 23% of total revenue in 1996 compared to $2,832,000, or 16% of total revenue in 1995, and $1,562,000, or 9% of total revenue in 1994. The Company has 77 distributors and representatives in 37 countries at December 31, 1996, compared to 35 distributors and representatives in 38 countries at December 31, 1995.

Gross profit was 50% in 1996, compared to 48% in 1995, and 45% in 1994. During 1996, gross profit increased due to decreased depreciation expense related to demonstration equipment, decreased costs related to service revenue and the receipt of $290,000 related to a legal settlement in February 1996.

Selling, general, and administrative (SG&A) expenses were $6,404,000 in 1996, or 32% of revenue, compared to $5,512,000, or 31% of revenue in 1995, and $4,688,000, or 26% of revenue in 1994. The increase in SG&A expenses from 1995 to 1996 resulted from higher commissions due to the increase in sales, increased advertising and the accrual of fees for ISO 9000 certification. Other expenses, such as salaries, rent, utilities and telephone increased due to the acquisition of Alpkem.

Research and development (R&D) expenditures amounted to $1,811,000, or 9% of revenue in 1996, compared to $1,937,000, or 11% of revenue in 1995, and $1,809,000, or 10% of revenue in 1994. R&D expenses decreased from 1995 to 1996 due to fewer people working on projects and a decrease in the purchase of supplies, offset in part by an increase in consulting fees. Additionally, the Company incurred expenses relating to product redesign and certification to qualify certain of its products for the CE mark.

Patent litigation expenses were $901,000, or 5% of revenue, in 1996 compared to $285,000, or 2% of revenue, in 1995 and $0 in 1994. Legal billings in 1996 relating to the Company's claim that a competitor infringed a patent of the Company were approximately $1,031,000, offset in part by $130,000 from a reserve established in 1995. Such expenditures were higher in 1996 as a result of the Tekmar trial activity in 1996.

Interest income decreased 18% to $398,000 in 1996 from $483,000 in 1995, which increased 32% from $366,000 in 1994. The decrease in interest income is due to a decrease in cash and cash equivalents during 1996, offset by interest income relating to sales type leases of $53,000 for 1996, compared to $31,000 in 1995. Cash and cash equivalents decreased in 1996 due to the purchase of treasury stock, the acquisition of Alpkem, and the purchase of investments.

Income before income taxes declined 3% to $1,469,000, or 7% of revenue in 1996 from $1,507,000 or 8% of revenue in 1995, which decreased 29% from $2,131,000, or 12% of revenue in 1994. Income before tax declined in 1996 compared to 1995 due to the increase in patent litigation and SG&A expenses and the decrease in interest income, offset in part by the increase in sales.

The Company's effective income tax rate was 32% in 1996, compared to 32% in 1995, and 28% in 1994.

Net income decreased 2% to $1,003,000, or 5% of revenue for 1996 compared to $1,023,000, or 6% of revenue for 1995, which decreased 34% from $1,545,000, or 8% of revenue for 1994.

Earnings per share were $0.24 for 1996, compared to $0.24 for 1995 and $0.37 for 1994 computed based on 4,146,777 shares outstanding for 1996, 4,287,556 in 1995, and 4,156,922 in 1994.

LIQUIDITY AND CAPITAL RESOURCES The Company considers a number of liquidity measures that aid in measuring the Company's ability to meet its financial obligations. Such ratios, working capital, and changes in cash and cash equivalents as of the end of the Company's last three years are as follows:


($ in thousands)                                        1996          1995            1994
------------------------------------------------------------------------------------------
                 LIQUIDITY MEASURES

Ratio of current assets to current liabilities           4.2            4.8            4.9
Total liabilities to equity                              28%             25%            24%
Days sales in accounts receivable                         71             67             65
Average annual inventory turnover                        3.2            4.0            4.7
Working capital                                      $12,391        $11,855        $11,156


       CHANGES IN CASH AND CASH EQUIVALENTS

Net cash provided by (used in):
  Operating activities                               $   511        $ 1,561        $   146
  Investing activities                                (3,447)         1,094         (5,870)
  Financing activities                                  (604)             0            130

Net increase (decrease) in:
  Cash and cash equivalents                          $(3,540)       $ 2,655        $(5,594)
Cash and cash equivalents:
  Beginning of year                                    5,503          2,848          8,442
  End of year                                          1,963          5,503          2,848

Working capital increased 5%, or $536,000 to $12,391,000 in 1996, compared to $11,855,000 in 1995. The current ratio of 4.2 for 1996 was down from 4.8 for 1995, primarily due to an increase in accounts payable, accrued compensation expense and accrued acquisition expenses related to Alpkem. The Company's cash position decreased to $1,963,000 in 1996 from $5,503,000 in 1995, primarily due to the acquisition of Alpkem, the purchase of treasury stock and the purchase of short-term investments. Average annual inventory turnover was lower at 3.2 in 1996, compared to 4.0 in 1995 due primarily to slower turns in inventories of acquired assets and an increase in finished goods in order to provide quicker delivery to customers. The number of days of sales in accounts receivable increased to 71 days in 1996, from 67 days in 1995, due to an increase in international sales, which typically have more extended term arrangements than domestic sales. Current liabilities increased to $3,839,000 in 1996 from $3,137,000 in 1995 due to an increase in unearned revenue and accrued compensation. Total liabilities represented 28% of equity in 1996, compared to 25% in 1995.

Net cash flow provided by operating activities for 1996 was $511,000, compared to $1,561,000 in 1995. The decrease in cash flow from operations in 1996 was primarily due to an increase in accounts receivable and inventory and a decrease in net income, offset in part by an increase in accrued liabilities. All working capital account changes are net of the effect of the purchase of Alpkem. Net cash flow provided by (used in) investing activities for 1996 was ($3,447,000), compared to $1,094,000 in 1995. The decrease in cash flow from investing activities was primarily due to the purchase of investments. Net cash flow provided by financing activities was ($604,000) in 1996, compared to $-0- in 1995. The cash flow used in financing activities in 1996 was due to the purchase of treasury stock.

The Company has historically been able to fund working capital and capital expenditures from operations, and expects to be able to finance its 1997 working capital requirements from cash on hand and funds generated from operations. The Company is in the initial planning phase of a facilities expansion at its College Station location to accommodate future growth and consolidation of certain existing operations. The preliminary budget for the project is $1,500,000. The Company plans to complete the expansion by the fourth quarter of 1997.

RISK FACTORS In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

CHANGING PRICES/EFFECT OF INFLATION Inflation has not had a material impact on the Company's operations. The prices of some components purchased by the Company have increased in the past several years due in part to decreased volume. Certain other material and labor costs have increased, but the Company believes that such increases are approximately consistent with overall inflation rates. The Company believes that competition based on price is the significant factor affecting its customers' buying decisions. There is no assurance that the Company can pass along cost increases in the form of price increases or sustain profit margins that have been achieved in prior years.

UNCERTAINTY OF GROWTH The environmental instrument markets in which the Company competes have been flat or declining over the past several years. The Company has identified a number of strategies it believes will allow it to grow its business, including acquiring complementary businesses; developing new applications for its technologies; and strengthening its presence in selected geographic markets. No assurance can be given that the Company will be able to successfully implement these strategies, or that these strategies will result in growth of the Company's business.

RISKS ASSOCIATED WITH ACQUISITION STRATEGY One of the Company's growth strategies is to supplement its internal growth with the acquisition of businesses and technologies that complement or augment the Company's existing product lines. Certain businesses acquired by the Company within the past three years, have produced net operating losses and low levels of profitability. In addition, businesses that the Company may seek to acquire in the future may also be marginally profitable or unprofitable. In order for any acquired businesses to achieve the level of profitability desired by the Company, the Company must successfully change operations of the acquired companies and improve their market penetration. No assurance can be given that the Company will be successful in this regard. In addition, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to complete pending or future acquisitions. In order to finance any such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financing. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and may result in dilution to the Company's shareholders.

RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE, OBSOLESCENCE AND THE DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS The market for the Company's products and services is characterized by rapid and significant technological change and evolving industry standards. New product introductions responsive to these factors require significant planning, design, development and testing at the technological, product and manufacturing process levels, and may render existing products and technologies uncompetitive or obsolete. There can be no assurance that the Company's products will not become uncompetitive or obsolete. In addition, industry acceptance of new technologies developed by the Company may be slow to develop due to, among other things, existing regulations written specifically for older technologies and general unfamiliarity of users with new technologies.

POSSIBLE ADVERSE EFFECT FROM CONSOLIDATION IN THE ENVIRONMENTAL MARKET AND CHANGES IN ENVIRONMENTAL REGULATIONS One of the important markets for the Company's products is environmental analysis. During the past three years, there has been a contraction in the market for analytical instruments used for environmental analysis. This contraction has caused consolidation in the businesses serving this market. Such consolidation may have an adverse impact on certain of the Company's businesses. In addition, most air, water, and soil analysis is conducted to comply with Federal, state, local, and foreign environmental regulations. These regulations are frequently specific as to the type of technology required for a particular analysis and the level of detection required for that analysis. The Company develops, configures, and markets its products to meet customer needs created by existing and anticipated environmental regulations. These regulations may be amended or eliminated in response to new scientific evidence or political or economic considerations. Any significant change in environmental regulations could result in a reduction in demand for the Company's products.

RISKS ASSOCIATED WITH DEPENDENCE ON CAPITAL SPENDING POLICIES AND GOVERNMENT FUNDING The Company's customers include pharmaceutical and chemical companies, laboratories, government agencies, and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for the Company's products. Any decrease in capital spending by any of the customer groups that account for a significant portion of the Company's sales could have a material adverse effect on the Company's business and results of operations.

POSSIBLE ADVERSE IMPACT OF SIGNIFICANT INTERNATIONAL OPERATIONS Sales outside the United States accounted for approximately 23% of the Company's revenues in 1996, and the Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand; export licenses, if required, may be difficult to obtain and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

COMPETITION The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that the principal competitive factors affecting the market for its products include product performance, price, reliability, and customer service. The Company's competitors include large multinational corporations and their operating units. Some of the Company's other competitors have substantially greater financial, marketing, and other resources than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development or ability to discover new technologies will be sufficient to enable it to compete effectively with its competitors.

RISKS ASSOCIATED WITH PROTECTION, DEFENSE AND USE OF INTELLECTUAL PROPERTY The Company holds patents relating to various aspects of its products, and believes that proprietary technical know-how is critical to many of its products. Proprietary rights relating to the Company's products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will issue from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology and, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and know-how. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company will not initiate litigation to challenge the validity of the Company's patents, or that they will not use their resources to design comparable products that do not infringe the Company's patents. There may also be pending or issued patents held by parties not affiliated with the Company that relate to the Company's products or technologies. The Company may need to acquire licenses to, or contest the validity of, any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected. In addition, the Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.


--------------------------------------------------------------------------------
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


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

                                   /s/ Julie A. Wright
                                   ---------------------------------
                                   Julie A. Wright, Controller

                                   /s/ William W. Botts
                                   ---------------------------------
                                   William W. Botts, President/CEO

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders of O.I. Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 33 present fairly, in all material respects, the financial position of O.I. Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Houston, Texas

January 30, 1997

                           CONSOLIDATED BALANCE SHEET


                                                                                December 31,
                                                                         ------------------------------
                                                                                1996               1995
-------------------------------------------------------------------------------------------------------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                            $ 1,963,174        $ 5,503,322
    Investments                                                            5,137,471          2,621,160
    Accounts receivable-trade, net of allowance for
        doubtful accounts of $259,989 and $270,018, respectively           3,928,149          3,273,170
    Investment in sales-type leases                                          312,359            245,632
    Inventories                                                            3,779,953          2,422,849
    Deferred tax assets                                                      809,938            735,000
    Other current assets                                                     298,832            191,174
                                                                         -----------        -----------
        Total current assets                                              16,229,876         14,992,307
Property, plant and equipment, net                                         1,548,002          1,590,804
Investment in sales-type leases, net of current                              300,551            363,072
Other assets                                                               1,107,262            753,391
                                                                         -----------        -----------
Total assets                                                             $19,185,691        $17,699,574
                                                                         ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                                              $ 1,308,475        $   849,697
    Accrued liabilities                                                    2,530,112          2,287,263
                                                                         -----------        -----------
        Total current liabilities                                          3,838,587          3,136,960
                                                                         -----------        -----------
Deferred income taxes                                                        386,352            351,000
                                                                         -----------        -----------
Commitments and contingencies (Note 12)
                                                                         -----------        -----------

Stockholders' equity:
    Preferred stock, $0.10 par value, 3,000,000 shares authorized, no shares issued and outstanding
    Common stock, $0.10 par value, 10,000,000 shares authorized,
        4,143,046 and 4,116,129 shares issued, respectively                  414,305            411,613
    Additional paid-in capital                                             4,586,661          4,730,669
    Treasury stock, 32,482 and 0 shares, respectively, at cost              (112,968)                 0
    Retained earnings                                                     10,072,754          9,069,332
                                                                         -----------        -----------
                                                                          14,960,752         14,211,614
                                                                         -----------        -----------

Total liabilities and stockholders' equity                               $19,185,691        $17,699,574
                                                                         ===========        ===========


         The accompanying notes are an integral part of this statement.

                        CONSOLIDATED STATEMENT OF INCOME


                                                                   Years Ended December 31,
                                                   -------------------------------------------------
                                                          1996               1995               1994
----------------------------------------------------------------------------------------------------
Net revenue                                        $20,156,448        $17,942,343        $18,356,194
Cost of revenue                                     10,076,740          9,240,786         10,135,286
                                                   -----------        -----------        -----------
    Gross profit                                    10,079,708          8,701,557          8,220,908

Selling, general and administrative expenses         6,403,810          5,511,924          4,688,486
Research and development expenses                    1,811,403          1,936,792          1,809,190
Patent litigation expense                              900,951            284,959                  0
                                                   -----------        -----------        -----------
    Operating income                                   963,544            967,882          1,723,232
Other income (expense):
    Interest income                                    398,095            483,499            366,091
    Other income                                       106,930             60,494             42,944
    Interest expense                                         0             (4,649)            (1,043)
                                                   -----------        -----------        -----------
         Income before income taxes                  1,468,569          1,507,226          2,131,224
    Provision for income taxes                        (465,147)          (484,000)          (586,536)
                                                   -----------        -----------        -----------
        Net income                                 $ 1,003,422        $ 1,023,226        $ 1,544,688
                                                   ===========        ===========        ===========
Earnings per share                                 $      0.24        $      0.24        $      0.37
                                                   ===========        ===========        ===========



         The accompanying notes are an integral part of this statement.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Years Ended December 31,
                                                           -------------------------------------------------
                                                                  1996               1995               1994
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                             $ 1,003,422        $ 1,023,226        $ 1,544,688
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                          576,589            447,527            399,700
        Deferred income taxes                                  (39,586)          (242,000)           (19,673)
        Gain on disposition of property                         (6,639)           (16,039)            (2,743)
        Amortization of unearned compensation and
           other compensation                                                                         47,634
    Changes in assets and liabilities,
       net of the effect of the purchase of
       Alpkem (1996) and LAI (1995):
           Accounts receivable                                (654,979)           370,013         (1,110,122)
           Inventories                                        (757,104)           593,363             12,182
           Other assets                                       (111,863)          (186,547)          (243,901)
           Accounts payable                                    458,778           (501,477)          (103,346)
           Accrued liabilities                                  42,850             72,541           (377,842)
                                                           -----------        -----------        -----------
Net cash provided by operating activities                      511,468          1,560,607            146,577
                                                           -----------        -----------        -----------
Cash flows from investing activities:
    Purchase of property, plant and equipment                 (299,540)          (251,781)          (369,502)
    Proceeds from sale of assets                                18,900             36,150             10,206
    Purchase of Alpkem (1996) and LAI (1995)                  (526,743)        (1,173,706)
    Purchase of investments                                 (8,710,000)        (3,425,359)        (7,526,026)
    Maturity of investments                                  6,124,000          5,917,000          2,300,000
    Investment in patents and other intangibles                (53,949)            (7,621)          (284,966)
                                                           -----------        -----------        -----------
Net cash provided by (used in) investing activities         (3,447,332)         1,094,683         (5,870,288)
                                                           -----------        -----------        -----------
Cash flows from financing activities:
    Purchase of treasury stock                                (640,182)
    Proceeds from issuance of common stock                      35,898                               129,760
                                                           -----------        -----------        -----------
Net cash provided by (used in) financing activities           (604,284)                 0            129,760
                                                           -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents        (3,540,148)         2,655,290         (5,593,951)
Cash and cash equivalents:
    Beginning of year                                        5,503,322          2,848,032          8,441,983
                                                           -----------        -----------        -----------
    End of year                                            $ 1,963,174        $ 5,503,322        $ 2,848,032
                                                           ===========        ===========        ===========

Supplemental disclosures of cash flow information:
    Cash paid during year for:
        Interest                                           $       594        $     4,705        $       301
        Income taxes                                           567,039            621,135            646,561

         The accompanying notes are an integral part of this statement.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        Unearned
                                                                                      Compensation
                                               Common Stock          Additional           and
                                           --------------------        Paid-in         Stockholder      Treasury       Retained
                                             Shares    Amount          Capital           Loans           Stock         Earnings
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993,
as restated                                4,018,650   $401,865       $4,370,410       $(123,556)       $       0     $ 6,501,418

    Amortization of unearned com-
      pensation charged to opera-
      tions and repayment of
      stockholder loans                                                                  123,556

    Exercise of stock options
      and employee stock awards               21,000      2,100           51,738
    Tax benefit associated with
        exercised options                                                 10,253

    Net income                                                                                                          1,544,688
                                           ---------   --------       ----------       ---------        ---------     -----------
Balance, December 31, 1994                 4,039,650    403,965        4,432,401               0                0       8,046,106

    Issuance of shares in con-
    junction with the acquisi-
    tion of LAI                               76,479      7,648          298,268

    Net income                                                                                                          1,023,226
                                           ---------   --------       ----------       ---------        ---------     -----------
Balance, December 31, 1995                 4,116,129    411,613        4,730,669               0                0       9,069,332

    Purchase of treasury stock                                                                           (640,182)

    Issuance of common and treasury
    shares in conjunction with the
    acquisition of Alpkem                     26,917      2,692          144,955                          202,353

    Issuance of shares from
    treasury for exercise of
    stock options                                                       (290,625)                         309,375

    Issuance of shares from
    treasury to Employee Stock
    Purchase Plan                                                          1,662                           15,486

    Net income                                                                                                          1,003,422
                                           ---------   --------       ----------       ---------        ---------     -----------
Balance, December 31, 1996                 4,143,046   $414,305       $4,586,661       $       0        $(112,968)    $10,072,754
                                           =========   ========       ==========       =========        =========     ===========


         The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

O.I. Corporation (the Company) was organized in 1963. The Company develops, manufactures, markets and services analytical, monitoring, and sample preparation products, components, and systems used to prepare samples for analysis and to detect, measure, and analyze chemical compounds.

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

INVESTMENTS In January 1994, the Company adopted Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of FAS No. 115 did not have a material effect on the Company's financial position or results of operations. The Company's investments in debt securities are classified as held to maturity as the Company has the positive intent and ability to hold the investments until maturity. These investments are reported at amortized cost.

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

LONG-LIVED ASSETS In accordance with Statement of Financial Accounting Standards No. 121 (FAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.

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

INCOME TAXES The Company uses the asset and liability approach to account for income taxes. This approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

BUSINESS SEGMENT AND MAJOR CUSTOMERS The Company operates in a single segment. No single customer accounted for more than 10% of revenue in 1996, 1995, or 1994. Federal, state and municipal governments accounted for 27% of revenue in 1996, 26% in 1995, and 33% in 1994. Export sales accounted for approximately 23% of total revenue in 1996, 16% in 1995 and 9% in 1994.

OTHER ASSETS Other assets primarily include acquired patents, licenses, customer lists, and trademarks that are amortized on a straight-line basis over 10-17 years.

EARNINGS PER SHARE Earnings per share is calculated using the weighted-average number of shares outstanding assuming exercise of dilutive stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the estimated fair market value of the Company's common stock. The weighted-average number of shares used in the computation was 4,146,777 in 1996, 4,287,556 in 1995, and 4,156,922 in 1994.

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

The Company sells its products to large corporations, environmental testing laboratories, and governmental agencies. The majority of its customers are located in the United States and all sales are denominated in the U.S. dollar. Concentrations of credit risk with respect to trade receivables are limited due to the financial stability of the customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers to minimize credit risk. As of December 31, 1996 and 1995, the Company had no significant concentrations of credit risk related to accounts receivable. However, the U.S. government does constitute a significant percent of the Company's sales. Any budget cuts affecting the chemical warfare programs or the U.S. Environmental Protection Agency may have a negative impact on the Company's future sales.

USE OF ESTIMATES The preparation of financial statements in accordance with generally accepted accounting principles requires the use of management estimates and judgments.

RECENT ACCOUNTING DEVELOPMENTS In January 1996, the Company adopted FAS No. 123, "Accounting for Awards of Stock-based Compensation to Employees." The Statement encourages but does not require the fair value based method of accounting for stock compensation awards at the date the awards are granted. The Company continues to measure compensation cost for plans using the intrinsic value method and discloses the pro forma effect on net income had the company recognized expense for options based on the fair market value method (See Note
8).

RECLASSIFICATIONS Certain prior year amounts have been reclassified to conform to current year presentation.


--------------------------------------------------------------------------------
NOTE 2: ACQUISITIONS

On May 1, 1996, the Company purchased certain assets of Alpkem Corporation, a division of Perstorp Analytical. Alpkem designs, manufactures and markets Segmented Flow Analyzers, Flow Injection Analyzers and portable field instruments. The acquisition was for cash and the Company's common stock. The transaction was accounted for as a purchase, with results of the acquired operations being included from the date of acquisition.

On February 9, 1995, the Company acquired Laboratory Automation, Inc. (LAI), an environmental instruments company headquartered in Columbia, Missouri. Under the terms of the agreement, the Company made a $1,000,000 capital investment in LAI, which was used to retire outstanding long-term debt, and acquired all of the shares of LAI stock in exchange for 76,479 shares of the Company's common stock and $117,000. In addition, $880,000 of liabilities of LAI were reflected on the Company's consolidated balance sheet as of the closing date. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired operations of LAI have been included in the results of operations since the date of acquisition. The purchase price has been allocated to the net assets acquired based on estimated fair market values at the date of acquisition.

Pro forma results of operations for 1994 as if the acquisition had occurred at the beginning of 1994 are as follows:

                                                  (Unaudited)
                                                  (In 000's)
                                                  -----------
               Revenues                             $21,632
               Net income                           $ 1,469
               Earnings per Share                   $  0.35
                                                    =======

On January 4, 1994, the Company acquired CMS Research Corporation (CMS), a Birmingham, Alabama based company which specializes in the design, manufacture, and sale of air quality monitoring and analysis devices. In connection with the acquisition, the Company issued 650,000 shares of its common stock in exchange for all of the common stock of CMS. This acquisition was accounted for as a pooling of interests. There were no intercompany transactions between the Company and CMS prior to the acquisition.

On June 24, 1994, the Company purchased substantially all of the assets of Floyd Associates, Inc. (Floyd), a North Carolina corporation headquartered in Lake Wylie, South Carolina. Floyd manufactures and markets microwave products used to prepare chemical compounds for analysis. The acquisition was for cash and royalties on future sales.


--------------------------------------------------------------------------------
NOTE 3: INVESTMENTS

Investments considered held to maturity at December 31, 1996, consist of the following:

                                                        Gross            Gross
                        Amortized       Market       Unrealized       Unrealized
                           Cost          Value      Holding Gains    Holding Losses
                        ----------    ----------    -------------    --------------
Corporate bonds         $5,137,471    $5,133,178        $372            $(4,665)


All of the investments at December 31, 1996 are scheduled to mature within one year. Market value is based upon quoted market prices for the investments.


Short-term investments at December 31, 1995, consisted of the following:

                                                        Gross            Gross
                        Amortized       Market       Unrealized       Unrealized
                           Cost          Value      Holding Gains    Holding Losses
                        ----------    ----------    -------------    --------------

Corporate bonds         $2,621,160    $2,621,662        $1,330            $(828)

--------------------------------------------------------------------------------
NOTE 4: NET INVESTMENT IN SALES-TYPE LEASES

The following sets forth the components of the net investment in sales-type leases as of December 31, 1996:

            Future minimum lease payments to be received are:

                             1997                      $312,359
                             1998                       169,365
                             1999                        92,711
                             2000                        38,147
                             2001                           328
                                                       --------
                                                        612,910

            Less:  amount relating to interest           76,493
                                                       --------
            Present value of minimum lease
            payments to be received                    $536,417
                                                       ========

--------------------------------------------------------------------------------
NOTE 5: INVENTORIES

Inventories, which include material, labor, and overhead, on December 31, 1996 and 1995, consist of the following:

                                               1996                1995
            -----------------------------------------------------------
            Raw materials                $2,365,496          $1,116,559
            Work-in-process                 457,721             531,388
            Finished goods                  956,736             774,902
                                         ----------          ----------
                                         $3,779,953          $2,422,849
                                         ==========          ==========

--------------------------------------------------------------------------------
NOTE 6: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment on December 31, 1996 and 1995, consists of the following:

                                              Estimated
                                              Useful lives            1996            1995
            -----------------------------------------------------------------------------
            Land                                               $    41,221     $    41,221
            Buildings                         33-40 years        1,474,391       1,474,391
            Furniture and equipment           3-10 years         2,280,231       2,049,542
                                                               -----------     -----------
                                                                 3,795,843       3,565,154
            Less accumulated depreciation
            and amortization                                    (2,247,841)     (1,974,350)
                                                               -----------     -----------

                                                               $ 1,548,002     $ 1,590,804
                                                               ===========     ===========

--------------------------------------------------------------------------------
NOTE 7: ACCRUED LIABILITIES

Accrued liabilities on December 31, 1996 and 1995, consist of the following:

                                                             1996                 1995
            --------------------------------------------------------------------------
            Accrued compensation                       $  636,872           $  482,515
            Accrued warranties                            551,342              639,438
            Accrued acquisition expenses                  219,600               54,867
            Accrued legal expenses                        127,847              209,483
            Unearned revenue                              347,790              209,717
            Other liabilities and accrued expenses        646,661              691,243
                                                       ----------           ----------
                                                       $2,530,112           $2,287,263
                                                       ==========           ==========


--------------------------------------------------------------------------------
NOTE 8: STOCK OPTION AND STOCK PURCHASE PLAN

In 1987, the Company established a stock option and stock appreciation rights plan (1987 Plan) qualified under Section 422 of the Internal Revenue Code of 1986. The 1987 Plan provides for the granting of options for the purchase of up to 500,000 shares of common stock of the Company with the options having an exercise price of not less than the par value of such stock. Employees of the Company are eligible for such grants. The options generally expire ten years from the date of grant and generally vest over three years from the date of grant. During 1991, the stockholders approved an amendment to the 1987 Plan allowing restricted stock grants. As a result of such amendment, the 1987 Plan allows for stock grants subject to vesting requirements that may be determined at the time of such grant. During 1996, the Company granted 81,500 options under the 1987 Plan, with a weighted average fair value of $3.46 at the date of grant.

During 1992, the Company's Board of Directors, and during 1993, the Company's stockholders, approved the O.I. Corporation 1993 Incentive Compensation Plan (1993 Plan). The 1993 Plan provides for the granting of options to purchase up to 500,000 shares of the Company's common stock with the options having an exercise price of not less than the par value of such stock. Employees and non-employee directors of the Company are eligible for such grants. The options generally expire ten years from the date of grant. During 1996, the Company granted 4,000 options under the 1993 Plan, with a weighted average fair value of $3.81 at the date of grant. The 1993 Plan also allows for the granting of stock appreciation rights (SARs) and stock awards, although none have been granted.

Options outstanding under the 1987 Plan and the 1993 Plan have exercise prices equal to the market value on the date of grant.

At December 31, 1996, the Company has two stock-based compensation plans, which are described above. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Awards of Stock-Based Compensation (FAS 123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       1996             1995
                                                      ------           ------
            Net income               As reported       1,003            1,023
                                     Pro forma           981            1,020

            Earnings per share       As reported      $ 0.24           $ 0.24
                                     Pro forma        $0.237           $0.238

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1995, and 1994, respectively; dividend yield of zero for each year; expected volatility of 33, 27, and 28 percent; risk-free interest rates of 6.13, 5.63, and 7.79 percent; and expected lives of seven years for each year. The weighted average fair values at the date of grant for options granted during 1996, 1995, and 1994 were $1.73, $1.26, and $2.27, respectively.

Activity under the 1987 Plan and the 1993 Plan for each of the three years in the period ended December 31, 1996 was as follows:

                                                                                      Weighted
                                                                                      Average
                                                 Shares        Price per Share     Price per Share
--------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1993           356,500       $                      $3.93
  Options granted                                 71,100         3.94 -  5.00          4.58
  Options exercised                              (21,000)                0.56          0.56
  Options forfeited or cancelled                  (5,499)        3.63 -  6.00          4.94
                                                --------
Options outstanding, December 31, 1994           401,101                               4.21
  Options granted                                 84,500         3.50 -  2.50          2.54
  Options exercised                                    0                               4.21
  Options forfeited or cancelled                 (26,701)        3.94 -  6.00          5.01
                                                --------
Options outstanding December 31, 1995            458,900                               3.86
  Options granted                                 85,500        3.375 -  3.81          3.48
  Options exercised                             (110,000)       0.10  -  0.875         0.17
  Options forfeited or cancelled                 (86,400)       2.50  - 14.00          7.09
                                                --------
Options outstanding, December 31, 1996           348,000                               4.12
                                                ========


There were 194,510, 268,304, and 250,175 shares options exercisable at December 31, 1996, 1995 and 1994, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1996.

                              Options Outstanding                   Options Exercisable
                      -------------------------------------      ------------------------
                                   Weighted       Weighted                       Weighted
                                   average        average                        average
  Ranges of                       remaining       exercise                       exercise
Exercise prices        Shares    life in years      price        Shares            price
---------------       -------    -------------    ---------      ------          --------
    0.8125             20,000        1.0             0.8125      20,000           0.8125
2.50 - 3.75           192,500        8.4             3.06        60,341           2.99
3.75 - 5.63           103,500        6.3             4.46        82,169           4.39
5.63 - 8.45            10,000        6.2             6.01        10,000           6.01
   14.00               22,000        5.0            14.00        22,000          14.00

In 1989, the Company established an Employee Stock Purchase Plan. Under the plan provisions, employees may purchase shares of the Company's common stock on a regular basis through payroll deductions. Any person who is a full-time employee of the Company is eligible to participate in the plan, with each participant's purchases limited to 10% of annual gross compensation. The plan is administered by the Compensation Committee of the Board of Directors. Shares of common stock are purchased in the open market. The Company pays all commissions and contributes an additional 15% for the purchase of shares that are distributed to eligible participating employees. The Company's contribution to the plan was not significant in any of the years reported. The aggregate number of shares of common stock available for purchase under this plan is 200,000. As of December 31, 1996, 29,671 shares had been purchased under the plan.

--------------------------------------------------------------------------------
NOTE 9. PREFERRED STOCK

The Company's Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation, and other preferences are subject to determination by the Board of Directors. As of December 31, 1996, no preferred stock had been issued.


--------------------------------------------------------------------------------
NOTE 10. INCOME TAXES

The Company adopted FAS No. 109, Accounting for Income Taxes, in 1993. The adoption had no material effect on the Company's consolidated financial position. The Company's operations are only taxed under domestic jurisdictions.

The provision for income taxes is summarized as follows:

                                                Years Ended December 31
                                        --------------------------------------
                                            1996            1995          1994
            ------------------------------------------------------------------
            Current provision:
               Federal                  $384,583       $ 587,000      $541,503
               State                     120,150         139,000        64,706
            Deferred provision           (39,586)       (242,000)      (19,673)
                                        --------       ---------      --------
                                        $465,147       $ 484,000      $586,536
                                        ========       =========      ========


The provision for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:


                                                          Years Ended December 31
                                                          -----------------------
                                                           1996      1995    1994
            ---------------------------------------------------------------------
            Tax at statutory rate                          34.0%     34.0%   34.0%
            State income taxes, net of federal benefit      4.0       3.1     2.0
            Research and development credit                                  (5.9)
            Permanent differences                          (6.3)      6.3
            Changes in valuation allowance                          (13.8)
            Other, net                                                2.5    (2.6)
                                                           ----      ----    ----
                                                           31.7%     32.1%   27.5%
                                                           ====      ====    ====

Deferred tax assets (liabilities) are comprised of the following at December 31, 1996 and 1995:

                                                              December 31,
                                                    ----------------------------
                                                         1996               1995
                                                    ----------------------------
Noncurrent:
    Depreciation                                    $(243,938)         $(255,369)
    Deferred compensation                              20,000             73,548
    Intangibles                                      (107,787)          (113,224)
    Other                                              (3,110)            (4,475)
                                                    ---------          ---------
        Total noncurrent                            $(334,835)         $(299,520)
                                                    =========          =========
Current:
    Warranty reserve                                $ 220,537          $ 242,731
    Accrued acquisition expenses                            0             18,645
    Bad debt allowance                                102,224            100,812
    Inventory reserve                                 199,700            203,508
    Uniform capitalization                            177,046             63,184
    Accrued commissions                                     0              5,694
    Accrued legal                                      51,139             56,700
    Accrued vacation                                   59,292             43,763
                                                    ---------          ---------
        Total current                               $ 809,938          $ 735,037
                                                    ---------          ---------

Net tax asset before valuation allowance              475,103            435,517
Valuation allowance                                   (51,517)           (51,517)
                                                    ---------          ---------
Net deferred tax asset (liability)                  $ 423,586          $ 384,000
                                                    =========          =========

In connection with the acquisition of LAI in February 1995, the future tax effects of the differences between the tax bases and the fair values of acquired net assets were recorded, resulting in a net increase in deferred tax assets of approximately $150,000.

--------------------------------------------------------------------------------
NOTE 11: EMPLOYEE BENEFIT PLANS

The Company maintains a Retirement Savings Plan (the Plan) for its employees that allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. The Company's contributions to the Plan are discretionary. Employees vest immediately in their contributions and vest in the Company's contributions ratably over five years. The Company contributed $100,000, $90,000 and $90,000 to the Plan for the years ended December 31, 1996, 1995, and 1994, respectively.


--------------------------------------------------------------------------------
NOTE 12: COMMITMENTS AND CONTINGENCIES

The Company has agreed to pay the former owner of Floyd a royalty equal to 5% of the net revenue earned from microwave based products up to a maximum amount of $1,182,500. No minimum payments are required in the agreement. The Company recognized royalty expense of $51,683, $28,233 and $9,000 in 1996, 1995 and 1994, respectively.

The Company has entered into operating leases for certain of its facilities. These operating leases expire in 1997 and in 1998. Rental expense recognized in 1996, 1995, and 1994 was $229,000, $184,000 and $133,000, respectively. Future minimum rental payments under these leases for the years 1997 and 1998 are $156,745, and $94,109, respectively.

--------------------------------------------------------------------------------
NOTE 13: RELATED PARTY TRANSACTION

In January 1996, the Company purchased from Gary D. Sides, Vice President of the Company, 162,658 shares of the Company's common stock at a price of $2.75 per share. The Company also purchased 10,721 shares from an employee of CMS at the same price.



--------------------------------------------------------------------------------
NOTE 14: QUARTERLY INFORMATION (UNAUDITED)

Quarterly financial information for 1996 and 1995, is summarized as follows:

($ in thousands, except per share amounts)      First     Second      Third    Fourth
1996                                             Qtr.      Qtr.        Qtr.     Qtr.
-------------------------------------------------------------------------------------
Net revenue                                    $4,648     $5,094     $5,107    $5,307
Gross profit                                    2,477      2,405      2,445     2,753
Net income                                        214        224        185       380
Earnings per share                             $ 0.05     $ 0.05     $ 0.04    $ 0.10

($ in thousands, except per share amounts)      First     Second      Third    Fourth
1995                                             Qtr.      Qtr.        Qtr.     Qtr.
-------------------------------------------------------------------------------------
Net revenue                                    $4,702     $4,425     $4,450    $4,365
Gross profit                                    2,184      2,113      2,158     2,247
Net income                                        203        221        300       299
Earnings per share                             $ 0.05     $ 0.05     $ 0.07    $ 0.07



--------------------------------------------------------------------------------
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE.

                                    PART III


--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the identification, business experience, and directorships of each director and nominee for director of the Company, required by Item 401 of Regulation S-K and presented in the section entitled "Election of Directors-Nominees for Board of Directors" of the Company's Proxy Statement for the annual meeting of shareholders on May 12, 1997 (the "Proxy Statement"), is hereby incorporated by reference. See Item 1 for information relating to the identification and business experience of the Company's executive officers. The information relating to persons subject to Section 16 of the Securities Exchange Act of 1934 and the timeliness with which they have filed Forms 3, 4, and 5, required by Item 405 of Regulation S-K and presented in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is hereby incorporated by reference.

William R. Hart, Vice President/Director of Marketing, left the Company effective September 30, 1996 and started an independent sales business. Dennis
D. Schupp, Vice President, resigned effective February 9, 1997. Mr. Schupp also served as president of LAI.

--------------------------------------------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION

The information relating to the cash compensation of directors and officers, required by Item 402 of Regulation S-K and presented in the section entitled "Election of Directors-Compensation of Directors" and "Election of Directors-Compensation of Executive Officers" of the Company's Proxy Statement for the annual meeting of shareholders on May 12, 1997, is hereby incorporated by reference.

--------------------------------------------------------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership required by Item 403 of Regulation S-K, which is presented in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the annual meeting of shareholders on May 12, 1997, is hereby incorporated by reference.

--------------------------------------------------------------------------------
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to relationships and transactions required by Item 404 of Regulation S-K, which is presented in the section, "Election of Directors -- Executive Compensation -- Certain Transactions, Employment Contracts, Termination of Employment and Change-in-Control Arrangements" of the Company's Proxy Statement for the annual meeting of shareholders on May 12, 1997, is hereby incorporated by reference.

                                     PART IV

--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1. Consolidated Financial Statements of O.I. Corporation and its
             subsidiary that are included in Part II, Item 8:

                                                                                                                 Page
             Report of Independent Accountants                                                                     18

             Consolidated Balance Sheet at December 31, 1996 and 1995                                              19

             Consolidated Statement of Income for the years ended December 31, 1996, 1995, and 1994                20

             Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995, and 1994            21

             Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996, 1995,
                       and 1994                                                                                    22

             Notes to Consolidated Financial Statements                                                            23

(a)    2.    Financial Statement Schedules required to be filed by Item 8 of
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

          *10.3       Employment Agreement between the Company and William W.
                      Botts.

           10.4 Value-Added Reseller Agreement between the Company and Hewlett-Packard Company (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

          *10.5 1993 Incentive Compensation Plan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

           10.6 Registration Rights Agreement among O.I. Corporation and the former shareholders of CMS Research Corporation dated January 4, 1994 (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

           23.1       Consent of Price Waterhouse LLP

           99.1 The O.I. Corporation definitive Proxy Statement, dated March 24, 1997 is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.


(b)    Reports on Form 8-K.

                      No Form 8-K was filed for the quarter ended December 31, 1996.

----------
*  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          O. I. CORPORATION

                                              /s/ William W. Botts
                                              --------------------------
Date:  February 17, 1997                  By: William W. Botts
                                              President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       Signature                                Title                              Date
       ---------                                -----                              ----
/s/ William W. Botts             President, Chief Executive Officer,            February 17, 1997
------------------------         Director and Principal Financial Officer
William W. Botts

/s/ Julie A. Wright              Controller, Principal Accounting Officer       February 17, 1997
------------------------
Julie A. Wright

/s/ Jack S. Anderson             Director                                       February 17, 1997
------------------------
Jack S. Anderson

/s/ J. Lester Heath, Jr.         Director                                       February 17, 1997
------------------------
J. Lester Heath, Jr.

/s/ Edwin B. King                Director                                       February 17, 1997
------------------------
Edwin B. King

/s/ Craig R. Whited              Director                                       February 17, 1997
------------------------
Craig R. Whited

                                INDEX TO EXHIBITS

Exhibit No.                Description

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

  *10.3        Employment Agreement between the Company and William W. Botts.

   10.4 Value-Added Reseller Agreement between the Company and Hewlett-Packard Company (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

  *10.5 1993 Incentive Compensation Plan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

   10.6 Registration Rights Agreement among O.I. Corporation and the former shareholders of CMS Research Corporation dated January 4, 1994 (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

   23.1        Consent of Price Waterhouse LLP

   27.1        Financial Data Schedule

   99.1 The O.I. Corporation definitive Proxy Statement, dated March 24, 1997 is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

----------
*  Management contract or compensatory plan or arrangement.