Form 10-Q
period 1997-03-31
OI CORP
filed 1997-05-07
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1997
                                       --------------

[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from              to
                                       -------------   ----------

Commission File Number: 0-6511
                       --------

                               O. I. CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  OKLAHOMA                                                     73-0728053
----------------------------------------------                       -----------------------------------
         State of Incorporation                                      I.R.S. Employer Identification No.


               P.O. Box 9010
             151 Graham Road
          College Station, Texas                                               77842-9010
----------------------------------------------                       -----------------------------------
(Address of Principal Executive Offices)                                       (Zip Code)


Registrant's telephone number, including area code:                          (409) 690-1711
                                                                     -----------------------------------



--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X         No
                                   -----           -----

Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997:

                                3,958,164 shares

                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                  (unaudited)


                                                                          March 31,      December 31,
                                                                            1997             1996
                                                                       -------------     ------------
                             ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .     $       1,538     $      1,963
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . .             4,309            5,138
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . .             3,597            3,928
  Investment in sales-type lease . . . . . . . . . . . . . . . . .               355              312
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .             4,147            3,780
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . .               810              810
  Other current assets . . . . . . . . . . . . . . . . . . . . . .               253              299
                                                                       -------------     ------------
     Total current assets. . . . . . . . . . . . . . . . . . . . .            15,009           16,230

Property, plant and equipment, net . . . . . . . . . . . . . . . .             1,548            1,548
Long-term investments. . . . . . . . . . . . . . . . . . . . . . .             1,107                0
Investment in sales-type lease, net of current . . . . . . . . . .               399              301
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,099            1,107
                                                                       -------------     ------------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .     $      19,162     $     19,186
                                                                       =============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .     $       1,666     $      1,309
  Accrued compensation . . . . . . . . . . . . . . . . . . . . . .               406              637
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .             1,987            1,893
                                                                       -------------     ------------
     Total current liabilities . . . . . . . . . . . . . . . . . .             4,059            3,839

Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .               388              386
                                                                       -------------     ------------
     TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .             4,447            4,225


Stockholders' equity:
  Common stock ($.10 par value). . . . . . . . . . . . . . . . . .               414              414
  Additional paid in capital . . . . . . . . . . . . . . . . . . .             4,587            4,587
  Treasury stock at cost . . . . . . . . . . . . . . . . . . . . .              (681)            (113)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .            10,395           10,073
                                                                       -------------     ------------
     TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .            14,715           14,961
                                                                       -------------     ------------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . . . . . .     $      19,162     $     19,186
                                                                       =============     ============

                                O.I. CORPORATION
                  Condensed Consolidated Statement of Earnings
                (In thousands, except share and per share data)
                                  (unaudited)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                             1997              1996
                                                                       -------------     ------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       5,321     $      4,648

Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . .             2,737            2,171
                                                                       -------------     ------------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,584            2,477

Research and development expenses. . . . . . . . . . . . . . . . .               520              444
Selling, general & administrative expenses . . . . . . . . . . . .             1,703            1,797
                                                                       -------------     ------------
Operating income . . . . . . . . . . . . . . . . . . . . . . . . .               361              236

Interest income/other income . . . . . . . . . . . . . . . . . . .               139              120
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .                 0                0
                                                                       -------------     ------------
Income before income taxes . . . . . . . . . . . . . . . . . . . .               500              356

Provision for taxes on earnings. . . . . . . . . . . . . . . . . .              (178)            (142)
                                                                       -------------     ------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $         322     $        214
                                                                       =============     ============
Weighted average number of common and
  common equivalent shares outstanding . . . . . . . . . . . . . .         4,074,827         4,088,794

Earnings per common and common
  equivalent share . . . . . . . . . . . . . . . . . . . . . . . .     $        0.08     $        0.05

Dividends per share. . . . . . . . . . . . . . . . . . . . . . . .               -0-               -0-

                                O.I. CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                        Three Months Ended March 31,
                                                                       ------------------------------
                                                                           1997              1996
                                                                       -------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .     $         322     $        214
  Depreciation & amortization. . . . . . . . . . . . . . . . . . .               131              110
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .                 2                0
  Change in working capital. . . . . . . . . . . . . . . . . . . .                85             (234)
                                                                       -------------     ------------
     Net cash flows provided by operating activities . . . . . . .               540               90

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock . . . . . . . . . . . . .                 0               10
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . .              (568)            (484)
                                                                       -------------     ------------
     Net cash flows used in financing activities . . . . . . . . .              (568)            (474)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property, plant & equipment. . . . . . . . . . . . .              (136)             (89)
  Sale of property, plant & equipment. . . . . . . . . . . . . . .                30                0
  Purchase of investments. . . . . . . . . . . . . . . . . . . . .            (3,264)          (2,811)
  Maturity of investments. . . . . . . . . . . . . . . . . . . . .             2,985                0
  Change in other assets . . . . . . . . . . . . . . . . . . . . .               (12)              (9)
                                                                       -------------     ------------
     Net cash flows used in investing activities . . . . . . . . .              (397)          (2,909)
                                                                       -------------     ------------

INCREASE (DECREASE) IN CASH  . . . . . . . . . . . . . . . . . . .              (425)          (3,293)


Cash and cash equivalents at beginning of quarter. . . . . . . . .             1,963            5,503
                                                                       -------------     ------------
Cash and cash equivalents at end of quarter. . . . . . . . . . . .     $       1,538     $      2,210
                                                                       =============     ============

                                O.I. CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

    The accompanying unaudited consolidated financial statements have been prepared by O.I. Corporation and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant intercompany balances and transfers have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996.

    The Company develops, manufactures, markets and services analytical, monitoring and sample preparation products, components and systems used to prepare samples for analysis and to detect, measure and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products with no substantial right of return.


2.  INVENTORIES.

                                        Mar. 31, 1997       Dec. 31, 1996
                                        -------------       -------------
                Raw Materials           $   2,501,000       $   2,365,000
                Work in Process               371,000             458,000
                Finished Goods              1,275,000             957,000
                                        -------------       -------------
                                        $   4,147,000       $   3,780,000


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


4.  RECLASSIFICATION.
    Certain amounts in the prior period have been reclassified to conform with the current period presentation.

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



OPERATING RESULTS

Net sales for the first quarter increased 14% to $5,321,000, compared to $4,648,000 for 1996, primarily due to volume increases. Sales of the Company's gas chromatography (GC) systems, components, water analyzers, and sample preparation were down slightly while sales of continuous monitoring products increased as compared to first quarter 1996 sales. The Company began selling flow analyzer products with the acquisition of Alpkem in May 1996; therefore, there were no sales of such products in the first quarter of 1996. Net sales for the first quarter of 1996 included a non-recurring payment of $232,000 received in connection with the settlement of a lawsuit in February 1996.

Gross profit was $2,584,000, or 49% of sales, for the first quarter of 1997, compared to $2,477,000, or 53% of sales, for the same quarter of 1996. The increase in gross profit amount was due to the increase in sales, and the decrease in gross profit percentage was due to product mix and the receipt of a non-recurring payment in the first quarter of 1996.

Research and development (R&D) expenses for the first quarter of 1997 increased 17% to $520,000, or 9.8% of sales, compared to 1996 first quarter expenses of $444,000, or 9.6% of sales. The Company's product development effort consists of improving existing products and developing possible new products and applications. The increased amount of R&D expense for 1997 was the result of an increase in consulting and contract labor fees and increased purchases of supplies. At the Pittsburgh Conference, the analytical industry's major trade show held in March 1997, the Company introduced several new products, including TOC Solids Analyzer and Microwave Digestion and Extraction products.

Selling, general, and administrative (SG&A) expenses for the first quarter of 1997 decreased 5% to $1,703,000, or 32% of sales, compared to $1,797,000, or 39% of sales for 1996. SG&A expenses for the first quarter of 1997 were lower than 1996 due to a decrease in legal fees, offset in part by increased staffing and advertising. Other expenses, such as rent, utilities and telephone increased due to the acquisition of Alpkem. Legal expenses relating to a patent infringement claim filed against a competitor were approximately $18,000 in the first quarter of 1997, compared to $433,000 in the first quarter of 1996. Total non-recurring legal fees of $496,000 in the first quarter of 1996 were offset by a settlement received of $290,000, part of which was included in sales.

Income before tax for the first quarter of 1997 amounted to $500,000, an increase of 40% over 1996 first quarter results of $356,000. The higher profit for 1997 was a result of increased sales and decreased SG&A expenses, offset in part by increased R&D expenses. The effective tax rates were 36% for 1997 and 40% for 1996. The decrease in the effective tax rate for 1997 reflected an increase in the estimated tax savings from the Company's foreign sales corporation. Net income after tax for the first quarter of 1997 was up 50% to $322,000 or $.08 per share, compared to $214,000, or $.05 per share in the same period of 1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,538,000 as of March 31, 1997, compared to $1,963,000 as of December 31, 1996. Working capital, as of March 31, 1997, was $10,950,000 compared to $12,391,000 as of December 31, 1996. Working capital decreased due to the investment of approximately $1,100,000 in long-term corporate bonds and the use of cash to acquire treasury stock. Such bonds mature in the first and second quarter of 1998 and were purchased to increase the Company's yield on investments. Working capital, as a percentage of total assets, was 57% as of March 31, 1997, compared to 65% at December 31, 1996.
The current ratio was 3.70 to 1 at March 31, 1997, as compared to 4.23 to 1 at December 31, 1996. Total liabilities to equity was 30% as of March 31, 1997, compared to 28% as of December 31, 1996.

Net cash flow provided from operating activities for the period ending March 31, 1997, was $540,000, as compared to $90,000 for the same period of 1996. The increase in cash flow from operating activities for 1997 was primarily due to an increase in net income, a decrease in accounts receivable, and an increase in accounts payable, offset in part by an increase in inventory. Net cash flow used in financing activities for the first quarter 1997 was $568,000 compared to $474,000 for the first quarter 1996. The increase in cash flow used in financing activities was due to the purchase of treasury stock. On February 17, 1997, the Company's Board of Directors authorized the purchase of up to 400,000 common shares, in addition to the purchase of 400,000 shares previously authorized in December 1995. The Company has purchased a total of 373,029 common shares for treasury stock and holds 184,882 shares in treasury as of March 31, 1997. Net cash flow used in investing activities was $397,000 for the first quarter 1997 compared to $2,909,000 for the first quarter 1996. The decrease in cash used in investing activities was due to the maturity of certain investments. The Company is in the initial planning phase of a facilities expansion at its College Station location to accommodate future growth and consolidation of certain existing operations. The Company plans to complete the expansion in late 1997 or early 1998. The preliminary budget for the project is $1,500,000. The Company has financed its growth from funds generated from operations and expects to continue to do so in the foreseeable future.

Management regularly evaluates opportunities to acquire products or businesses complementary to the Company's operations. Such acquisition opportunities, if they arise and are successfully consummated, may involve the use of cash, or, depending upon the size and terms of the acquisitions, may involve equity or debt financing. Although the Company has completed four acquisitions in the past three years, the Company cannot guarantee that it will be able to successfully consummate any future acquisitions or that, if consummated, that they will have either a short-term or a long-term positive effect on Company operations.

                          PART II:  OTHER INFORMATION

Item 1. Legal Proceedings: On March 3, 1995, the Company filed a patent infringement complaint against the Tekmar Company in the Galveston Division of the U.S. District Court. On June 17, 1996, a Motion by Defendant for Summary Judgement of Non-Infringement was granted. The Company appealed the decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. Oral arguments were heard on March 6, 1997 and the Company is waiting for the Court's decision.
Item 2.  Changes in Securities:  None
Item 3.  Defaults upon Senior Securities:  None
Item 4.  Submission of Matters to a Vote of Security Holders:  None
Item 5. Other Information: On March 17, 1997, O.I. Corporation announced that Mark G. Whiteman joined the Company as vice president/general manager of O.I. Analytical. Mr. Whiteman will be responsible for all O.I. Analytical operations including research and development, manufacturing, marketing, domestic and international sales, and information systems.
Item 6.  Exhibits and Reports on Form 8-K:  None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      O.I. CORPORATION
                                            ---------------------------------
                                                        (Registrant)


Date:       5/6/97                          BY:    /s/ William W. Botts
     --------------------                      ------------------------------
                                                   William W. Botts
                                                   President/CEO


Date:       5/6/97                          BY:    /s/ Julie Wright
     --------------------                      ------------------------------
                                                   Julie Wright
                                                   Controller

                                 EXHIBIT INDEX

Exhibit
Number                Description
-------               -----------

Ex. 27           Financial Data Schedule