Form 10-Q
period 1997-06-30
OI CORP
filed 1997-07-31
CIK 73773

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from           to
                                     ---------    ---------

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
Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997:

                      3,879,367 shares
                         O.I. CORPORATION
               Condensed Consolidated Balance Sheet
                          (In thousands)
                           (unaudited)
                                               June 30     Dec 31
                                                 1997       1996
               ASSETS                          -------    -------

Current assets:
  Cash and cash equivalents                    $ 1,532    $ 1,963
  Short-term investments                         3,274      5,138
   Accounts receivable                           4,629      3,928
   Investment in sales-type lease                  286        312
   Inventories                                   3,700      3,780
   Current deferred tax asset                      810        810
   Other current assets                            295        299
                                               -------    -------
      Total current assets                      14,526     16,230

Property, plant and equipment, net               1,516      1,548
Investment in sales-type lease, net of current     495        301
Long-term investments                            1,454          0
Other assets                                       946      1,107
                                               -------    -------
      TOTAL ASSETS                             $18,937    $19,186
                                               =======    =======


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $ 1,330    $ 1,309
   Accrued compensation                            534        637
   Accrued expenses                              1,907      1,893
                                               -------    -------
      Total current liabilities                  3,771      3,839

Deferred income taxes                              399        386
                                               -------    -------
      TOTAL LIABILITIES                          4,170      4,225

Shareholders' equity:
   Common stock ($.10 par value)                   410        414
   Additional paid in capital                    4,434      4,587
   Treasury stock, at cost                        (836)      (113)
   Retained earnings                            10,759     10,073
                                               -------    -------
      TOTAL SHAREHOLDERS' EQUITY                14,767     14,961
                                               -------    -------
      TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                 $18,937    $19,186
                                               =======    =======

                       O.I. CORPORATION
          Condensed Consolidated Statement of Earnings
         (In thousands, except share and per share data)
                          (unaudited)

                          Three Months Ended   Six Months Ended
                               June 30              June 30
                          ------------------  ------------------
                            1997      1996      1997      1996
                           ------    ------   -------    -------
Net sales                 $ 5,735   $ 5,094  $  11,056  $  9,742
Cost of goods sold          2,947     2,689      5,684     4,859
                           ------    ------   --------   -------
Gross profit                2,788     2,405      5,372     4,883

Res. and dev. expenses        431       486        951       931
Selling, general and
  administrative expenses   1,950     1,696      3,654     3,494
                           ------    ------   --------   -------
Operating income              407       223        767       458

Interest income/other income  153       141        293       261
Interest expense                0         0          0         0
                          -------   -------   --------   -------
Income before income taxes    560       364      1,060       719

Provision for taxes on
   earnings                   196       140        374       281
                         --------  --------   --------  --------
Net income              $     364 $     224  $     686 $     438
                         ========  ========   ========  ========

Weighted average number
of shares outstanding   3,990,025 4,137,953  4,032,132 4,113,374

Earnings per share      $    0.09 $    0.05  $    0.17 $    0.11

Dividends per share         -0-       -0-        -0-       -0-

                         O.I. CORPORATION
           Condensed Consolidated Statement of Cash Flows
                           (In thousands)
                            (unaudited)


                                             Six Months Ended
                                     June 30, 1997   June 30, 1996
                                     -------------   -------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                        $         686   $        438
   Depreciation and amortization               256            235
   Deferred income taxes                        13              6
   Change in working capital, net
    of effect from purchase of
    Alpkem                                    (864)          (927)
                                      ------------    -----------
   Net cash flows provided by
    (used in) operating activities              91           (248)

CASH FLOW FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                 (734)          (486)
   Issuance of common stock                      0             10
                                      ------------    -----------
      Net cash flows provided by
       (used in) financing activities         (734)          (476)

CASH FLOW USED IN INVESTING ACTIVITIES:
   Proceeds from sale of property,
     plant and equipment                        88              2
   Purchase of property, plant
     and equipment                            (247)          (175)
   Purchase of Alpkem (1996)                     0           (505)
   Purchase of investments                  (4,243)        (5,676)
   Maturity of investments                   4,652          2,632
   Investment in patents                       (13)           (36)
   Change in deposits                          (25)             2
                                       -----------    -----------
     Net cash flows provided
      (used in) investing activities           212         (3,756)

INCREASE (DECREASE) IN CASH
  and cash equivalents                        (431)        (4,480)

Cash and cash equivalents
  at beginning of year                       1,963          5,503
                                        ----------      ---------
Cash and cash equivalents
  at end of quarter                    $     1,532     $    1,023
                                        ==========      =========

                      O.I. CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     The accompanying unaudited consolidated financial statements have been prepared by O.I. Corporation and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended June 30, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant intercompany balances and transfers have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996.

     The Company develops, manufactures, markets, and services analytical monitoring and sample preparation products, components and systems used to prepare samples for analysis and to detect, measure, and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products and no substantial right of return exists.

2.   INVENTORIES.
                            June 30, 1997    Dec. 31, 1996
                            -------------    -------------
       Raw Materials        $   2,090,000    $   2,365,000
       Work in Process      $     511,000    $     458,000
       Finished Goods       $   1,099,000    $     957,000
                             ------------     ------------
                            $   3,700,000    $   3,780,000

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

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

This Form 10Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company and which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.


OPERATING RESULTS

Net sales for the second quarter of 1997 increased 13% to $5,735,000, compared to $5,094,000 for 1996. This increase was due to an increase in the sales of the Company's continuous monitoring products, gas chromatography components and systems and total organic carbon analyzers, offset in part by a decrease in sales of sample preparation products and flow analyzers. International sales were down slightly, primarily due to a decrease in sales to Europe. The Company conducted sales training for its European distributors during the second quarter, and distributors projected improved international sales for the second half of 1997.

Year-to-date sales through June 30, 1997 increased 13% to $11,056,000, compared to $9,742,000 for 1996. Year-to-date sales through June 30, 1996 include $232,000 received in February 1996 in connection with the settlement of a lawsuit. Year-to-date sales were impacted by the same factors that affected second quarter 1997 sales.

Gross profit increased to $2,788,000, or 49% of sales, for the second quarter of 1997, compared to $2,405,000, or 47% of sales, for the same quarter of 1996. The increase in gross profit dollars was due to the increase in sales. The increase in gross profit percent was due to a decrease in cost related to service revenue and increased manufacturing efficiency due to volume increases, offset in part by an increase in warranty expense.

Year-to-date gross profit increased to $5,372,000 through June 30, 1997 compared to $4,883,000 for the same period of 1996. Year-to-date gross profit, as a percent of sales, was 49% for 1997 and 50% for 1996. Year-to-date gross profit was impacted by the same factors that affected second quarter 1997 gross profit.

Research and development (R&D) expenses for the second quarter of 1997 were $431,000, or 8% of sales, compared to $486,000, or 10%
of sales for the same period of 1996. Year-to-date R&D expenses through June 30, 1997 increased 2% to $951,000, or 9% of sales, compared to $931,000, or 10% of sales, for the same period of 1996. The decreased amount of R&D expense for the second quarter of 1997, compared to the prior period, was due to fewer personnel, offset in part by an increase in the purchase of supplies. The increase in year-to-date R&D expense was due to an increase in consulting fees and an increase in the purchase of supplies, offset by fewer personnel.

Selling, general, and administrative (SG&A) expenses for the second quarter of 1997 increased 15% to $1,950,000, or 34% of sales compared to $1,696,000, or 33% of sales, for 1996. SG&A expenses for the second quarter of 1997 were higher than 1996 due to an increase in personnel, commission expense, consulting fees, and the purchase of supplies, offset in part by a decrease in legal fees. The Company incurred legal fees of approximately $31,000 in the second quarter of 1997 compared to $365,000 in the second quarter of 1996. The second quarter 1996 fees were offset in part by a reserve established for litigation in the amount of $165,000. These legal fees were related to a patent infringement lawsuit filed against a competitor in March 1995. On May 23, 1997, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. upheld the lower court's summary judgement that a competitor did not infringe the Company's patents. Year-to-date SG&A expenses through June 30, 1997, increased 5% to $3,654,000, or 33% of sales, compared to $3,494,000, or 36% of sales, for the same period of 1996. Year-to-date SG&A expenses increased due to the factors discussed above. Year-to-date legal fees related to the patent infringement case were approximately $49,000 in 1997 compared to $789,000 in 1996. The 1996 amount was offset in part by the reserve established in 1995 of $165,000.

Income before tax for the second quarter of 1997 amounted to $560,000, an increase of 54% from 1996 second quarter results of $364,000. Year-to-date income before tax increased 47% to $1,060,000 through June 30, 1997, compared to $719,000 for the same period of 1996. The higher profit for 1997 was due to increased sales volume and lower legal fees, offset in part by increased operating expenses. The effective tax rates for the second quarter were 35% in 1997 and 38% in 1996. The decrease in the effective tax rate for 1997 was due to an increase in the estimated tax savings from the Company's foreign sales corporation and the mix of sales by state. Net income after tax for the second quarter 1997 increased 63% to $364,000, or $0.09 per share, compared to $224,000, or $0.05 per share in the same period of
1996.    Year-to-date net income after tax increased 57% to
$686,000, or $0.17 per share through June 30, 1997, from $438,000, or $0.11 per share for the same period of 1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,532,000 as of June 30, 1997, compared to $1,963,000 as of December 31, 1996. Working capital, as of June 30, 1997, was $10,755,000, a decrease of 13%, compared to $12,391,000 as of December 31, 1996. The decrease in working capital was primarily due to the purchase of approximately $1,450,000 in investments maturing in 1998 and the purchase of treasury stock. Working capital, as a percentage of total assets, was 57% as of June 30, 1997, compared to 65% as of December 31, 1996. The current ratio was 3.85 to 1 at June 30, 1997, as compared to 4.23 to 1 at December 31, 1996. Total liabilities-to-equity was 28% as of June 30, 1997, compared to 28% at December 31, 1996.

Net cash flow provided by (used in) operating activities for the six months ended June 30, 1997, was $91,000, compared to ($248,000) for the same period of 1996. The increase in cash flow provided by operating activities for the first six months in 1997 was primarily due to an increase in net income, offset in part by an increase in accounts receivable and investment in sales-type leases. The increase in accounts receivable and investment in sales-type leases was primarily due to the increase in sales. Net cash flow used in financing activities for the six months ended June 30, 1997 was $734,000 compared to $476,000 for the same period of 1996. The increase in cash flow used in financing activities was due to the purchase of treasury stock. On February 17, 1997 the Company's Board of Directors authorized the purchase of up to 400,000 shares of common stock, in addition to the purchase of 400,000 shares previously authorized in December 1995. Net cash flow provided by (used in) investing activities for the six months ended June 30, 1997 was $212,000, compared to ($3,756,000) for the same period of 1996. The increase in cash flow provided by investing activities resulted from a decrease in the purchase of investments. The Company is in the planning phase of a facilities expansion at its College Station location to accommodate future growth and consolidate certain existing operations. The preliminary budget for the project is $1,500,000. The Company plans to complete the expansion 1998.

Management regularly evaluates opportunities to acquire products or businesses complimentary to the Company's operations. Such acquisition opportunities, if they arise and are successfully consummated, may involve the use of cash, or, depending upon the size and terms of the acquisitions, may involve equity or debt financing. Although the Company has completed four acquisitions in the past 42 months, the Company cannot guarantee that it will be able to successfully consummate any future acquisitions or that, if consummated, they will have either a short-term or a long-term positive effect on the Company's results of operations.

                   Part II:  OTHER INFORMATION

Item 1. Legal Proceedings: On March 3, 1995, the Company filed a patent infringement complaint against the Tekmar Company in the Galveston Division of the U.S. District Court. On June 17, 1996, a Motion by Defendant for Summary Judgment of Non-Infringement was granted. The Company appealed the decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. On May 23, 1997, the U.S. Court of Appeals upheld the Summary Judgement of Non-Infringement.
Item 2.  Changes in Securities:  None
Item 3.  Defaults upon Senior Securities:  None
Item 4. Submission of Matters to a Vote of Security Holders: At the Company's Annual Meeting of Shareholders on May 12, 1997, the following members were elected to the Board of
         Directors:

                                 Votes For         Withheld
                                 ---------         --------
          Jack S. Anderson       3,290,772           28,893
          William W. Botts       3,290,457           29,208
          J. Lester Heath        3,290,772           28,893
          Edwin B. King          3,290,802           28,863
          Craig R. Whited        3,290,802           28,863

       The following proposals were also approved at the Company's
       Annual Meeting:

                                Votes For    Against    Abstain
                                ---------    -------    -------
         Ratification of Price
         Waterhouse as the
         Company's auditors     3,221,945     93,094      4,626

Item 5.   Other Information:  None
Item 6.   Exhibits and Reports on Form 8-K:  None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              O.I. CORPORATION
                                                 (Registrant)


Date:      7/25/97                 BY:     /s/ Julie Wright
                                      Julie Wright, Controller

Date:      7/25/97                 BY:     /s/ William W. Botts
                                     William W. Botts, President