Form 10-Q
period 1997-09-30
OI CORP
filed 1997-10-28
CIK 73773

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q


[ X ]   Quarterly report under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1997

[   ]   Transition report pursuant to Section 13 or 15(d) of
        the Securities Exchange Act of 1934

        For the transition period from _________ to __________


                       O. I. CORPORATION
      (Exact name of registrant as specified in its charter)


        OKLAHOMA                        73-0728053
 State of Incorporation      I.R.S. Employer Identification No.

           P.O. Box 9010
          151 Graham Road
       College Station, Texas                       77842-9010
(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:409/690-1711


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

                         Yes    X         No

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997:

                          3,878,367 shares


                         O.I. CORPORATION
                Condensed Consolidated Balance Sheet
                          (In thousands)
                           (unaudited)

                                             Sept 30,    Dec 31,
                                               1997       1996
                 ASSETS                      _______     _______

Current assets:
  Cash and cash equivalents                   $1,480      $1,963
  Short-term investments                       2,905       5,138
  Accounts receivable                          3,794       3,928
  Investment in sales-type lease                 280         312
  Inventories                                  3,565       3,780
  Current deferred tax asset                     810         810
  Other current assets                           318         299
                                             _______     _______
    Total current assets                      13,152      16,230

Property, plant and equipment, net             1,461       1,548
Long-term investments                          2,753           0
Investment in sales-type lease,
    net of current                               539         301
Other assets                                     940       1,107
                                             _______     _______
    TOTAL ASSETS                            $ 18,845    $ 19,186
                                             =======     =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $  1,053    $  1,309
  Accrued compensation                           445         637
  Accrued expenses                             1,872       1,893
                                             _______     _______
    Total current liabilities                  3,370       3,839

Deferred income taxes                            393         386
                                             _______     _______
    TOTAL LIABILITIES                          3,763       4,225

Shareholders' equity:
  Common stock ($.10 par value)                  410         414
  Additional paid in capital                   4,433       4,587
  Treasury stock                                (839)       (113)
  Retained earnings                           11,078      10,073
                                              ______      ______
     TOTAL SHAREHOLDERS' EQUITY               15,082      14,961
                                              ______      ______
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                 $ 18,845    $ 19,186
                                              ======      ======

                          O.I. CORPORATION
              Condensed Consolidated Statement of Earnings
            (In thousands, except share and per share data)
                            (unaudited)

                                  Three              Nine
                              Months Ended        Months Ended
                                  Sept 30           Sept 30
                            ________________    ________________
                             1997      1996      1997      1996
                            ______    ______    ______    ______

Net sales                  $ 5,210   $ 5,107   $16,265   $14,848
Cost of goods sold           2,904     2,662     8,587     7,521
                            ______    ______    ______    ______
Gross profit                 2,306     2,445     7,678     7,327

Research and development
  expenses                     427       425     1,378     1,355
Selling, general and
  administrative expenses    1,527     1,831     5,181     5,325
                             _____     _____     _____     _____
Operating income               352       189     1,119       647

Interest income/other income   145       119       438       380
Interest expense                 0         0         0         0
                              ____     _____     _____     _____
Income before income taxes     497       308     1,557     1,027

Provision for taxes on
  earnings                     178       123       552       406
                             _____     _____     _____     _____
Net income                  $  319    $  185    $1,005    $  621
                             =====     =====     =====     =====

Weighted average number
 of shares outstanding    3,955,691 4,174,994 4,020,637 4,145,091

Earnings per share           $ 0.08    $ 0.04    $ 0.25    $ 0.15

Dividends per share             -0-       -0-       -0-       -0-

                        O.I. CORPORATION
            Condensed Consolidated Statement of Cash Flows
                         (In thousands)
                          (unaudited)


                                         Nine Months Ended
                                       Sept 30        Sept 30
                                         1997           1996
                                       _______        _______

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                           $ 1,005        $   621
  Depreciation and amortization            371            370
  Deferred income taxes                      6             20
  Change in working capital, net of
    effect from purchase of Alpkem
    Corporation (1996)                    (325)          (949)
  (Gain) loss on disposition of
    equipment                              (40)            (4)
                                        _______        ______
Net cash flows provided by (used in)
  operating activities                   1,017             58

CASH FLOW FROM FINANCING ACTIVITIES:
  Purchase of treasury stock              (737)          (605)
  Issuance of common stock pursuant
    to options                               0             10
                                        ______         ______
Net cash flows provided by (used in)
    financing activities                  (737)          (595)

CASH FLOW USED IN INVESTING ACTIVITIES:
  Proceeds from sale of property,
    plant & equipment                      112             11
  Purchase of property, plant and
    equipment                             (308)          (257)
  Purchase of Alpkem Corporation             0           (513)
  Purchase of investments               (6,265)        (6,990)
  Maturity of investments                5,744          4,201
  Change in other assets                   (46)           (62)
                                        ______        _______
Net cash flows provided by (used
    in) investing activities              (763)        (3,610)
                                        ______        _______
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                    $  (483)       $(4,147)

Cash and cash equivalents at
  beginning of year                    $ 1,963        $ 5,503
                                        ______         ______
Cash and cash equivalents at
  end of quarter                       $ 1,480        $ 1,356
                                        ======         ======

                        O.I. CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
   The accompanying unaudited financial statements have been prepared by O.I. Corporation and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996.

   The Company develops, manufactures, markets and services analytical monitoring and sample preparation products, components and systems used to prepare samples for analysis and to detect, measure and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products and no substantial right of return exists.

2. INVENTORIES.
                             Sept. 30, 1997   Dec. 31, 1996
                             ______________   _____________
     Raw Materials           $    2,070,000   $   2,365,000
     Work in Process                496,000         458,000
     Finished Goods                 999,000         957,000
                             ______________    ____________
                             $    3,565,000   $   3,780,000

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








MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS


This Form 10Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light ofits experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company and which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.


RESULTS OF OPERATIONS

Sales for the third quarter ended September 30, 1997 increased 2% to $5,210,000, compared to $5,107,000 for the third quarter of 1996. Third quarter 1997 sales increased due to an increase in sales of total organic carbon analyzers, gas chromatography systems and sample preparation products including microwave digestion products, offset in part by a decrease in the sales of flow analyzers. International sales for the third quarter of 1997 increased 10% over the same period of 1996.

Sales for the nine months ended September 30, 1997 increased 10% to $16,265,000, compared to $14,848,000 for 1996. Year-to-date
1997 sales increased due to an increase in the sales of continuous emissions monitoring products and total organic carbon analyzers, offset in part by a decrease in the sales of sample preparation products. International sales for the nine months ended September 30, 1997, were essentially flat compared to the same period of 1996.

Gross profit for the third quarter of 1997 was $2,306,000, or 44% of sales, compared to $2,445,000, or 48% of sales for the same quarter of 1996. The decrease in third quarter gross profit was due to product mix and an increase in warranty expense. Gross profit through the third quarter of 1997 was $7,678,000, or 47% of sales, compared to $7,327,000, or 49% of sales for the same period of 1996. The increase in year-to-date gross profit dollars was due to the increase in sales volume. The year-to-date gross profit percent was affected by the same factors that caused the third quarter 1997 gross profit to decrease.

Research and development (R&D) expenses for the third quarter of 1997 were $427,000, or 8% of sales, compared to 1996 third quarter expenses of $425,000, or 8% of sales. Year-to-date R&D expenses through September 30, 1997 were $1,378,000, or 8% of sales, compared to $1,355,000, or 9% of sales, for the same period of 1996.

Selling, general, and administrative (SG&A) expenses for the third quarter of 1997 decreased 17% to $1,527,000, or 29% of sales, compared to $1,831,000, or 36% of sales for 1996. Year-to-date SG&A expenses through September 30, 1997, decreased 3% to $5,181,000, or 32% of sales, compared to $5,325,000, or 36% of sales, for the same period of 1996. Third quarter SG&A expenses decreased due to the timing of the accrual for a discretionary contribution to the Company's 401(k) plan and a decrease in advertising and legal expense. The decreases in expenses were offset in part by increases in certain expenses including: commissions, consulting fees and the purchase of supplies. Year-to-date SG&A expenses decreased due to a decrease in legal expenses, offset in part by increased commissions, consulting fees, and the purchase of supplies. Third quarter 1996 legal expenses related to the Company's claim that a competitor infringed a patent of the Company were approximately $200,000, offset in part by $25,000 from a reserve established in 1995. There were no legal expenses related to such case in the third quarter of 1997. Legal billings for the patent infringement matter through September 30, 1996 were approximately $973,000, offset in part by $190,000 from a reserve established in 1995. Year-to-date 1997 legal expenses related to this patent infringement case were approximately $49,000.

Income before taxes for the third quarter of 1997 increased 61% to $497,000, or 10% of sales, from 1996 third quarter results of $308,000, or 6% of sales. Net income for the third quarter 1997 was up 72% to $319,000, or $0.08 per share, compared to $185,000, or $.04 per share in the same period of 1996.

Year-to-date income before taxes increased 52% to $1,557,000 through the third quarter of 1997, compared to $1,027,000 for the same period of 1996. The effective tax rate was 35% in 1997 and 40% in 1996. The decrease in the effective tax rate for 1997 was due to an increase in the estimated tax savings from the Company's foreign sales corporation and the mix of sales by state. Year-to-date net income increased 62% to $1,005,000, or $0.25 per share through the third quarter of 1997, from $621,000, or $0.15 per share for the same period of 1996. The increase in year-to-date net income was the result of increased sales, decreased SG&A expense, and a lower effective tax rate.




LIQUIDITY

Cash and cash equivalents totaled $1,480,000 as of September 30, 1997, compared to $1,963,000 as of December 31, 1996. Cash, cash equivalents and investments as of September 30, 1997 were $7,138,000 compared to $7,101,000 as of December 31, 1996. Working capital, as of September 30, 1997, was $9,782,000, compared to $12,391,000 as of December 31, 1996. The decrease in working capital was primarily due to the purchase of approximately $2,750,000 of investments maturing in 1998. Working capital, as a percentage of total assets, was 52% as of September 30, 1997, compared to 65% as of December 31, 1996. The current ratio was
3.90 to 1 at September 30, 1997, as compared to 4.23 to 1 at December 31, 1996. Total liabilities as a percentage of equity was 25% as of September 30, 1997, compared to 28% as of December 31, 1996.

Net cash flow provided by operating activities for the nine months ended September 30, 1997, was $1,017,000, compared to $58,000 for the same period of 1996. The increase in cash flow provided by operating activities for the first nine months of 1997 was primarily due to an increase in net income and a decrease in accounts receivable and inventory. Net cash flow used in financ-ing activities for the nine months ended September 30, 1997 was $737,000, compared to $595,000 for the same period of 1996. The increase in cash flow used in financing activities was due to increased purchases of treasury stock. Net cash flow used in investing activities for the nine months ended September 30, 1997 was $763,000, compared to $3,610,000 for the same period of 1996. The decrease in cash flow used in investing activities was primarily the result of fewer purchases of investments. The Company is in the final planning phase of a facilities expansion at its College Station location to accommodate future growth and consolidate certain existing operations. The preliminary budget for the project was $1,500,000. The Company plans to complete the expansion in 1998.


Management regularly evaluates opportunities to acquire products or businesses complimentary to the Company's operations. Such acquisition opportunities, if they arise and are successfully consummated, may involve the use of cash, or, depending upon the size and terms of the acquisitions, may involve equity or debt financing. Although the Company has completed four acquisitions in the past four years, the Company cannot guarantee that it will be able to successfully consummate any future acquisitions or that, if consummated, they will have either a short-term or a long-term positive effect on the Company's results of operations.

              PART II:  Other Information

Item 1.  Legal Proceedings: On September 29, 1997, O.I.
         Corporation announced the successful resolution of a claim regarding the ownership of the RFA(TM) 300 product line. The settlement is in the form of a Stipulated
         Judgment signed by the parties and entered by The
         Honorable David Gernant, Circuit Court Judge for
         Multnomah County, Oregon, to resolve disputes of ownership of the RFA(TM) 300 products.

         Under the Stipulated Judgment, OI was declared the owner of the RFA(TM) and RFA(TM) 300 trademarks as well as the tooling used to manufacture the RFA(TM) 300 product line. The Company did not receive any payment and was not required to make any payment to the Plaintiff in accordance with the terms of the Stipulated Judgment.

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


                                     O.I. CORPORATION
                                       (Registrant)



Date:   October 28, 1997       BY:      /s/ Julie Wright
                                      Julie Wright
                                      Controller



Date:   October 28, 1997       BY:      /s/ W. W. Botts
                                      William W. Botts
                                      President & CEO