Form 10-K405
period 1997-12-31
OI CORP
filed 1998-03-25
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

        For the fiscal year ended December 31, 1997

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

                                  Common Stock
                               ------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---

The aggregate market value of the voting stock (based upon the February 27, 1998 average of the high and low trade prices of these shares from the National Association of Securities Dealers) of O.I. Corporation held by non-affiliates was approximately $14,126,508.

Number of shares outstanding of each of the issuer's classes of common stock, as of February 27, 1998: 3,808,638 shares.

Item 9 and Part III information are incorporated by reference to the proxy statement for the annual meeting of shareholders to be held May 11, 1998.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

O.I. Corporation (the "Company") designs, manufactures, markets, and services products primarily for specialized applications in the analytical instruments markets, including sample preparation, detection, measurement, and monitoring instruments used to analyze chemical compounds. The Company's principal business strategy is to employ its product development capabilities, manufacturing processes, and marketing skills in market niches where the Company can successfully penetrate the market and then pursue a strategy to become a leader in the market segment. Management continually emphasizes product innovation, improvements in quality, product performance and delivery time, cost reductions, and other value adding activities. Although some of the markets for the Company's products are mature, the Company seeks growth opportunities through technological and product improvement and by acquiring and developing new products that can be sold through its distribution networks.


DEVELOPMENT OF THE COMPANY

The Company was organized in 1969 and was originally involved in commercializing technology developed in the Department of Oceanography at Texas A&M University. In July 1969, the Company's name was changed to Oceanography International Corporation. In July 1980, the Company's name was changed to O.I. Corporation, and in January 1989, to better align the company name with the products offered and markets served, the Company began doing business as OI Analytical.

The Company historically has expanded both through internal development of new products and technologies and through the acquisition of companies and product lines. During the past several years, the Company has completed complementary acquisitions that have provided additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution.

On January 4, 1994, the Company acquired CMS Research Corporation, headquartered in Birmingham, Alabama. CMS, founded in 1986 by Gary D. Sides, is engaged in research, development, manufacturing, and marketing of instrumentation for continuous monitoring systems used for monitoring chemical warfare agents and volatile organic compounds (VOCs). Various military agencies of the U.S. government are the principal customers of CMS.

On June 24, 1994, the Company acquired the assets of Floyd Associates, Inc. headquartered in Lake Wylie, South Carolina. Floyd Associates Inc., founded in 1986 by Terry S. Floyd, develops, manufactures, and markets microwave products used to prepare chemical compounds for analyses. Markets for the microwave digestion equipment include environmental, biological, metallurgical, geological, and industrial. Applications include acid digestion of aqueous inorganic samples in accordance with proposed U.S. Environmental Protection Agency (EPA) and other defined methods. Organic sample matrices such as oil, sludge, solvents, and hazardous wastes are also handled by these microwave products.

On February 9, 1995, the Company acquired Laboratory Automation, Inc., (LAI) d.b.a. ABC Instruments, headquartered in Columbia, Missouri. LAI was incorporated on May 17, 1993 in the State of Missouri. LAI's products include gel permeation chromatography (GPC) systems, ExCell (a liquid-liquid extractor), Soxtherm (an automated Soxhlet extractor), Integrity 2000 (a solvent purification system), and other solvent recovery systems. GPC is a method of preparing a wide range of samples for analysis and is a common procedure for sample preparation for various industrial and governmental laboratories, including the U.S. Food and Drug

Administration (USFDA), U.S. Department of Agriculture (USDA), and USEPA.

On May 1, 1996 the Company acquired certain assets of ALPKEM Corporation headquartered in Wilsonville, Oregon, formerly a division of Perstorp Analytical, Inc. ALPKEM designs, manufactures, and markets flow analyzers for ion analysis using Segmented Flow Analyzers (SFA) and Flow Injection Analysis
(FIA), Cyanide analyzers, and field portable instruments. ALPKEM's principal customers are industrial businesses, semi-conductor manufacturers, engineering and consulting firms, municipalities, and environmental testing laboratories.


PRODUCTS

The Company develops, manufactures, markets, and services analytical, monitoring, and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds.

GAS CHROMATOGRAPHY (GC) INSTRUMENTS The Company designs, manufactures, markets, and services components for gas chromatography, including detectors and sample introduction instruments. Gas chromatography, developed in 1952, is an analytical technique that separates organic compounds based on their unique physical and chemical properties. The use of gas chromatography in a number of diverse applications has led to the continuous development of a broad range of sample introduction and detector devices. Advances in the field are based on technology improvements that provide improved sample introduction, faster analysis, lower level detection, and ease-of-use. Gas chromatography (GC) instruments currently manufactured by the Company include the following:

    Electrolytic Conductivity Detector (ELCD); Photoionization Detector (PID); Flame-Ionization Detector (FID); Tandem PID/ELCD; Tandem PID/FID; Halogen Specific Detector (XSD)TM; Pulsed Flame Photometric Detector (PFPD); Purge-and-Trap Sample Concentrator (P&T); P&T Autosamplers; and Headspace Sampler, and GC liquid autosamplers.

GC ANALYZER SYSTEMS The Company integrates its gas chromatography components with GCs and GC mass spectrometers (MS) to form GC analyzer systems. The Company's VOC Analyzer System, BTEX Analyzer System (Benzene, Toluene, Ethylbenzene, and Xylenes), Pesticide Analyzer System, and FBA (Fluorinated By-Products Analyzer) system are available in standard and custom configurations to meet market needs. The Company does not manufacture gas chromatographs nor mass spectrometers but purchases such components from Hewlett-Packard Company. The Company procures gas chromatographs and mass spectrometers pursuant to a number of different arrangements, including a Value Added Reseller (VAR) Agreement and Original Equipment Manufacturer (OEM) Agreement with Hewlett-Packard Company as well as pursuant to similar arrangements with other manufacturers.

ORGANIC CARBON ANALYZER SYSTEMS The Company designs, manufactures, markets, and services Total Organic Carbon (TOC) Analyzers and related accessories that are used to measure organic and inorganic carbon levels in ultrapure water, drinking water, groundwater, wastewater, soils, and solids. The Company's TOC Analyzers are used in testing required by the USEPA and testing ultrapure water used in U.S. pharmaceutical methods; the manufacturing of semiconductors; power generation; and oceanographic research. TOC products produced by the Company include: High Temperature Persulfate TOC Analyzer; Combustion TOC Analyzer; and TOC Solids Module.

WATER ANALYZERS On-site water measurements can be performed with the Company's portable Aqua-Check Water Analyzer, which simultaneously measures the pH, conductivity, dissolved oxygen, and temperature of water and aqueous solutions.

FLOW ANALYSIS SYSTEM The Company designs, manufactures, markets, and services Segmented Flow Analyzers (SFA), Flow Injection Analyzers (FIA), and field portable instruments such as The Flow Solution(TM) IV; Flow Solution(TM) 3000; and Cyanide Analyzer. These instruments perform a wide range of analyses, including the measurement of nitrate, nitrite, phosphate, ammonia, chloride, alkaline, and sulfate in liquids. The Company's Cyanide (CN) Analyzer can perform total cyanide analysis in a number of industrial applications including cyanide testing in gold and silver mining, electroplating, metal finishing, and semiconductor operations. The SFA, FIA, and CN Analyzer products may be equipped with autosamplers to enhance productivity.

CONTINUOUS EMISSIONS MONITORING (CEM) SYSTEMS The Company designs, manufactures, markets, and services continuous air monitoring analyzers for monitoring VOCs. The U.S. government has been the largest buyer of the Company's CEM analyzer with the primary application being monitoring of chemical warfare agents. The Company believes the commercial market offers potential applications including VOC monitoring of incineration of hazardous waste, landfill gases, Clean Air Act compliance, and industrial hygiene. The CEM analyzer design is based on gas chromatography technology and includes a variety of configurations including a GC mainframe, sample inlets, separation, detectors, and data handling and reporting configured into systems for sensing, monitoring, and providing alarms based on conditions predetermined by the user.

SAMPLE PREPARATION PRODUCTS AND SYSTEMS The Company designs, manufactures, markets, and services sample preparation instrumentation used to prepare sample matrices for analysis. The most time-consuming part of chemical analysis is sample preparation. Procedures, techniques, and instruments that can reduce total sample preparation time are highly desirable for analysis of chemical compounds. The Company's sample preparation products and systems include Microwave Digestion Systems; Automated Gel Permeation Chromatography (GPC); and Soxtherm Soxhlet Extraction Systems.


VALUE ADDED RESELLER

The Company is a value-added reseller (VAR) for analytical instruments manufactured by Hewlett-Packard Company (HP). Under the terms of the agreement with HP, the Company purchases HP analytical instruments, including GCs and gas chromatography/mass spectrometers (GC/MSs), integrates them with Company-manufactured components, and markets these analytical systems for environmental analysis to comply with USEPA 500, 600, and 8000 Series Methods, and for other chemical analyses. For such configured systems, the Company conducts its own marketing to generate sales leads, obtains customer orders, configures systems, ships, installs, and provides after-sale support. The VAR agreement is subject to renewal annually. Should the VAR not be renewed, the Company believes substitute arrangements for access to GC and GC/MS instruments can be made with HP to purchase such components under an original equipment manufacturer (OEM) agreement from HP. The Company also believes that it could procure, at a similar cost, GC and GC/MS instruments from other manufacturers of such products.

SALES BY LOCATION

All of the Company's assets are located in the United States and all sales are conducted in U.S. dollars. There have been no sales or transfers between geographic areas during the last five fiscal years. Estimated net revenue attributable to the United States, export revenue as a group, and the number of countries in which export revenue was generated are as follows:



$ in thousands                              1997          1996           1995           1994          1993
--------------                            -------       -------        -------        -------       -------
Net Revenue:
   United States                          $16,941       $15,568        $15,110        $16,794       $16,860
   Export                                   4,689         4,588          2,832          1,562         1,552
                                          -------       -------        -------        -------       -------
       Total                               21,630        20,156         17,942         18,356        18,412
                                          =======       =======        =======        =======       =======

% Revenue:
   United States                              78%           77%            84%            91%           92%
   Export                                     22%           23%            16%             9%            8%
                                          -------       -------        -------        -------       -------
       Total                                 100%          100%           100%           100%          100%
                                          =======       =======        =======        =======       =======

Number of countries-export                     39            35             31             26            28



Sales to any particular international geographic area did not exceed 10% of revenue for any of the years 1993 to 1997.


MANUFACTURING

The Company manufactures products, using similar techniques and methods, at four locations in the U.S. The Company's manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, and calibration and validation of configured systems. The Company believes that its manufacturing processes are documented in accordance with applicable domestic and international regulations and standards.

The Company's policy is to have its products certified pursuant to safety standards by one or more of the following agencies: Underwriters Laboratories
(UL), Canadian Standards Association (CSA) and/or the European Committee for Electrotechnical Standardization (CE). These agencies and others also certify that instruments meet certain performance standards and that advertised specifications are accurate. The Company is in the process of obtaining ISO 9001 certification for its College Station, Texas and Birmingham, Alabama manufacturing operations.

As of January 1, 1996, instruments sold in Europe are required to have a CE mark. During 1995, 1996, and 1997 the Company incurred expenses relating to product modification and certification testing to ensure that certain of its products typically sold in Europe comply with CE requirements.


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


RESEARCH AND DEVELOPMENT

The analytical instrumentation industry is subject to rapid changes in technology. The Company's success is heavily dependent on its ability to continually improve its existing products and to introduce new products. Research and development costs, relating to both present and future products, are expensed as incurred, and such expenses were $1,697,000 in 1997, $1,811,000 in 1996, and $1,937,000 in 1995. The Company actively pursues development of potential new products, including custom configured GC systems and components, instrument control and data reporting software systems, dedicated analyzers, microwave systems and other sample preparation products.


PATENTS

The Company holds both United States and international patents and has both U.S. and international patent applications pending. The Company currently holds 28 patents, one of which expires before the year 2000, and 27 of which expire between the years 2002 and 2013. As a matter of policy, the Company vigorously pursues and protects its proprietary technology positions and seeks patent coverage on technology developments that it regards as material and patentable. While the Company believes that all of its patents and applications have value, it is not significantly dependent on any single patent or application.


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


EMPLOYEES

As of December 31, 1997, the Company had a total of 158 full-time employees. The Company employs scientists and engineers who research and develop potential new products. To protect the Company's proprietary information, the Company has confidentiality agreements with its employees who come in contact with such information. None of the Company's employees are covered by a collective bargaining agreement. Management believes that relations between the Company and its employees are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, positions, and offices, as of February 28, 1998, are as follows:




      NAME                  AGE                       POSITION                         DATE ELECTED TO POSITION
      ----                  ---                       --------                         ------------------------

William W. Botts             55        President, Chief Executive Officer and                  1985
                                       Chairman of the Board                                   1986

Mark G. Whiteman             44        Vice President/General Manager                          1997

Dr. Gary D. Sides            50        Vice President                                          1994

Jane A. Smith                49        Vice President/Corporate Secretary                      1990





Prior to joining the Company, William W. Botts was Executive Vice President and Chief Operating Officer of The Brandt Company, a privately owned oil field service company headquartered in Houston, Texas, which was sold to TRW, Inc. in August 1982. He was named Vice President and General Manager of the Brandt Division of TRW Inc., a position he held until he joined the Company as President and Chief Operating Officer on February 1, 1985. Mr. Botts was named Chief Executive Officer of the Company on July 19, 1985, and Chairman of the Board of Directors of the Company on May 26, 1986.

Mark G. Whiteman was employed by the Company in March 1997 as Vice President/General Manager of OI Analytical. He was employed by Scott Specialty Gases as Eastern Region Vice President/General Manager from 1994 to 1997. Prior to that he was employed with E.I. DuPont for 19 years where he held a variety of management positions.

Gary D. Sides, Ph.D., was employed with Southern Research Institute, a not-for-profit group in Birmingham, Alabama from 1977 to 1986. He founded CMS in June 1986 and served as the President and Chairman of the Board from 1986 to 1994. On January 4, 1994, he was named Vice President of the Company and continues his role as President of CMS.

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


SOURCES OF RAW MATERIALS

The Company produces its products from raw materials, component parts, and other supplies that are generally available from a number of different sources. The Company has few long-term contracts with suppliers. For certain purchased materials, the Company has developed preferred sources on the basis of quality and service.

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


BACKLOG - OPEN ORDERS

The Company's backlog of orders on December 31, 1997 was approximately $3,575,000, compared to $3,366,000 as of December 31, 1996, and $1,458,000 as
of December 31, 1995. The increase in the backlog at December 31, 1997 as compared to December 31, 1996 was due to a general increase in sales. The Company's policy is to include in its backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors. The Company anticipates that substantially all of its present backlog of orders will be shipped or completed during 1998.


MAJOR CUSTOMERS

No single customer accounted for more than 10% of revenue in 1997, 1996, or 1995. Federal, state, and municipal governments accounted for 35% of revenue in 1997, 27% in 1996, and 26% in 1995. Export sales accounted for 22% of revenue in 1997, compared to 23% in 1996, and 16% in 1995.

--------------------------------------------------------------------------------
ITEM 2.  PROPERTIES

The Company owns approximately 28,750 sq. ft. of office, engineering, laboratory, and production space in College Station, Texas and leases approximately 36,390 sq. ft. of office, engineering, laboratory, production, and warehouse space in Alabama, Missouri, Oregon, and Texas. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any of such leases are not extended.

The Company's headquarters, research, and manufacturing operations occupy approximately 28,750 sq. ft. of space located on 11.29 acres of land in College Station, Texas. The Company rents and uses for storage a 4,500 sq. ft. facility on a separate tract of land within eight miles of the Company's headquarters.

CMS' research and development, customer service, and manufacturing operations occupy approximately 9,490 sq. ft., located in Hoover, a subdivision of Birmingham, Alabama. This space is leased until October 1998.

LAI's headquarters, research and development, customer service and manufacturing operations occupy 3,200 sq. ft. located in Columbia, Missouri. This space is leased until June 1998.

ALPKEM's manufacturing operations occupy 19,200 sq. ft. located in Wilsonville, Oregon. This space is leased through May 1, 1998.

The Company plans to expand its facilities in College Station by 39,000 sq. ft. for consolidation of certain operations. The cost of such expansion is expected to approximate $2,100,000.

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

On March 3, 1995, the Company filed a patent infringement complaint in the Galveston Division of the U.S. District Court against a competitor, Tekmar Company, a subsidiary of Emerson Electric Co. The Company alleged that a product manufactured and sold by the competitor infringed on U.S. Patent Nos. 5,358,557 and 5,470,380 issued to the Company. On June 17, 1996, a Motion by Defendant for Summary Judgment of Non-Infringement was granted. The Company appealed the decision to the U.S. Court of Appeals for the Federal Circuit in Washington, DC. In May 1997, the U.S. Court of Appeals for the Federal Circuit upheld the lower Court's ruling.

In October 1996, Astoria-Pacific, Inc. (API), filed a claim against the Company regarding the ownership of the RFA(TM) 300 product line. In September 1997, such claim was settled in the form of a Stipulated Judgment signed by the parties and entered by the Honorable David Gernant, Circuit Judge for Multnomah County, Oregon. Under the Stipulated Judgment, the Company was declared the owner of the RFA(TM) and RFA(TM) 300 trademarks, as well as the tooling used to manufacture the RFA(TM) 300 product line. The Company did not receive any payment and was not required to make any payment in accordance with the terms of the Stipulated Judgment.


--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 1997.

                                    PART II


--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK MARKET INFORMATION The Company's common stock trades on the Nasdaq Stock Market under the symbol: OICO. Information below is contained in a statistical report provided to the Company by the National Association of Securities Dealers, Inc. (NASD). The ranges of high and low trade prices for the Company's common stock for 1997 and 1996 were as follows:


                                             1997                  1996
                  ---------------------------------------------------------------------
                                        High        Low        High       Low

                  First Quarter         4-1/8       3-3/8      4-1/4      2-5/8
                  Second Quarter        4-3/4       3-5/8      5-1/4      3
                  Third Quarter         4-5/8       3-7/8      4          3-1/2
                  Fourth Quarter        5-3/16      4          4-1/4      3-1/4



NOTE: The above quotations represent prices between dealers and do not include retail markup, markdown, or commission and may not necessarily represent actual transactions.

DIVIDENDS The Company has never paid dividends, and management does not anticipate paying any dividends in the near future.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK As of February 27, 1998, there were approximately 1139 holders of record of the Company's common stock.
--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

($ in thousands except per share amounts)   1997         1996          1995        1994           1993
------------------------------------------------------------------------------------------------------------------

Income statement data:
----------------------
Net revenue                            $   21,630    $   20,156    $   17,942    $   18,356    $   18,412
Income before income taxes                  2,035         1,469         1,507         2,131         2,257
Net income                                  1,393         1,003         1,023         1,545         1,405

Diluted earnings per share             $     0.35    $     0.24    $     0.24    $     0.37    $     0.34

Balance sheet data:
-------------------
Total assets                           $   19,100    $   19,186    $   17,700    $   15,979    $   14,706
Working capital                            12,300        12,391        11,855        11,156         9,876
Shareholders' equity                       15,284        14,961        14,212        12,882        11,150

Common size income statement data:
----------------------------------
Net revenue                                 100.0%        100.0%        100.0%        100.0%        100.0%
Cost of revenue                              53.4          50.0          51.5          55.2          54.4
                                       ----------    ----------    ----------    ----------    ----------
   Gross profit                              46.6          50.0          48.5          44.8          45.6

Selling, general, and administrative         31.8          31.7          30.7          25.5          29.1
Research and development                      7.9           9.0          10.8           9.9           5.7
Patent litigation expense                     0.2           4.5           1.6           0.0           0.0
                                       ----------    ----------    ----------    ----------    ----------
   Operating income                           6.7           4.8           5.4           9.4          10.8
Other income (expense), net                   2.7           2.5           3.0           2.2           1.5
                                       ----------    ----------    ----------    ----------    ----------
   Income before income taxes                 9.4           7.3           8.4          11.6          12.3
Provision for income taxes                    3.0           2.3           2.7           3.2           4.7
                                       ----------    ----------    ----------    ----------    ----------
   Net income                                 6.4%          5.0%          5.7%          8.4%          7.6%
                                       ==========    ==========    ==========    ==========    ==========


--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K includes certain statements that are deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events, or developments that the Company expects, believes, or anticipates will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks, and uncertainties, many of which are beyond the control of the Company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

SUMMARY Net revenue increased 7% in 1997, compared to 1996, while net income was up 39% for the same period. The Company's financial position as of December 31, 1997 reflects a slight decrease in working capital to $12,300,000, compared to $12,391,000 at December 31, 1996. Diluted earnings per share were $0.35 in 1997, $0.24 in 1996, and $0.24 in 1995.

RESULTS OF OPERATIONS Net revenue was $21,630,000 in 1997, compared to $20,156,000 in 1996, and $17,942,000 in 1995. Export revenue increased 2% to
$4,689,000 in 1997, while domestic revenue increased 9% to $16,941,000. In 1996, export revenue increased 62% to $4,588,000 and domestic revenue increased 3% to $15,568,000.

Sales of TOC analyzers were flat in 1997 compared to 1996 due to slower sales in certain markets and delays in the shipment of the Company's newly-introduced combustion TOC analyzer.

Microwave product sales were flat in 1997 due to a delay in product redesign of the closed-vessel microwave system and price competition for the Company's private label, open-vessel microwave systems. The Company has continued to improve the performance, reliability, and value to the customer of its closed-vessel microwave system. Microwave product sales increased from 1995 to 1996 due to increased sales of the Company's closed-vessel microwave systems and sales of private label, open-vessel microwave systems, which the Company began shipping in early 1996.

Sales of GC components and systems increased in 1997 primarily due to an increase in the sale and lease of GC/MS systems configured with the Company's sample inlet systems. Previously, the GC/MS system sold by certain of the Company's competitors displaced GC systems offered by the Company that included selective detectors manufactured by the Company. By offering GC/MS systems, the Company joins the trend for environmental testing to be performed using MS detectors, rather than selective detectors. GC/MS systems sales have less value added by the Company than GC systems configured with the Company's selective detector; accordingly, gross profit margins are reduced to the extent that GC/MS systems sales increase and sales of GC systems with Company-manufactured, selective detectors decrease. Sales of GC components and systems declined from 1995 to 1996 primarily due to shrinking demand in the environmental market.

The Company is also positioning its GC components and systems to capture sales to nonenvironmental markets, in order to offset lower demand in the environmental market. The Company shipped its first on-line analyzer system, a Fluorinated By-Products Analyzer (FBA) in the fourth quarter of 1997. The FBA is configured in a traditional process arrangement suitable for use in a hazardous environment. The proprietary analyzer includes the Company's patented ELCD, a heated column, and electronic controls to interface with a SCADA system. The Company's halogen selective detector has proven very successful in configured systems for continuous monitoring applications.

Sales of continuous emissions monitoring (CEM) systems increased in 1997 compared to 1996 due primarily to U.S. government purchases of chemical warfare agent monitoring systems. The ratification of the Chemical Weapons Convention Treaty by the U.S. in mid-1997 appears to have provided momentum for a number of government agencies to commence programs requiring chemical warfare agent monitoring systems. Sales of CEM systems also increased from 1995 to 1996 due to U.S. government purchases of chemical warfare agent monitoring systems.

Sales of flow analyzer products increased in 1997 due to only eight months of sales of such products being included in 1996. On an annualized basis, flow analyzer revenues decreased in 1997 compared to 1996 due to the effect of lower sales in environmental testing and loss of sales momentum resulting from the change in ownership and management. Nevertheless, the Company believes sales performance will resume with the full integration of the flow analyzer product line into the Company's sales and distribution network.

 Leasing sales increased in 1997 compared to 1996 which decreased from 1995. Leases are generally three to four years and allow customers to manage their cash outflow against the income generated by their instruments. The Company files Uniform Commercial Code documents in conjunction with each lease to protect its interest in the equipment. As of December 31, 1997, the Company had $890,000 in its investment in sales-type lease portfolios compared to $613,000 as of December 31, 1996. The average effective interest rate of the leases is 9.7%.

International revenues increased 2% to $4,689,000, or 22% of total revenue in 1997 compared to $4,588,000, or 23% of total revenue in 1996, and $2,832,000, or 16% of total revenue in 1995. The Company had 77 distributors and representatives in 39 countries at December 31, 1997, compared to 77 distributors and representatives in 37 countries at December 31, 1996 and 35 distributors and representatives in 38 countries at December 31, 1995.

Gross profit was 47% in 1997, compared to 50% in 1996, and 48% in 1995. During 1997 gross profit decreased due to an increase in warranty expense and an increase in sales of GC/MS systems, which are lower margin products. The increase in warranty expense was primarily related to the TOC analyzers and microwave product lines. The Company believes the majority of the problems with these products have been corrected. During 1996 gross profit increased due to decreased depreciation expense related to demonstration equipment, decreased costs related to service revenue, and the receipt of $290,000 related to a legal settlement in February 1996.

Selling, general, and administrative (SG&A) expenses were $6,880,000 in 1997, or 32% of revenue, compared to $6,404,000, or 32% of revenue in 1996, and $5,512,000, or 31% of revenue in 1995. The increase in SG&A expenses from 1996 to 1997 resulted from higher commissions due to the increase in sales, the addition of a vice president/general manager, and an increase in travel expenses. Other expenses, such as salaries, rent, utilities, and telephone increased due to the acquisition of ALPKEM. ALPKEM expenses were included for eight months of 1996 and for the full year of 1997. The increase in SG&A expenses from 1995 to 1996 resulted from higher commissions due to the increase in sales, increased advertising, and the accrual of fees for ISO9000 certification. Other expenses such as salaries, rent, utilities, and telephone increased during 1996 due to the acquisition of ALPKEM.

Research and development (R&D) expenditures amounted to $1,697,000, or 8% of revenue in 1997, compared to $1,811,000, or 9% of revenue in 1996, and $1,937,000, or 11% of revenue in 1995. R&D expenses decreased from 1996 to 1997 due to fewer personnel, offset in part by an increase in the purchase of supplies used in the design of products. R&D and engineering for some of the acquired businesses have been consolidated to achieve cost reduction and improved productivity. R&D expenses decreased from 1995 to 1996 due to fewer people working on projects and a decrease in the purchase of supplies, offset in part by an increase in consulting fees. The Company also incurred expenses relating to product redesign and certification to qualify certain of its products for the CE mark.

Patent litigation expenses were $49,000, or less than 1% of revenue, in 1997 compared to $901,000, or 5% of revenue, in 1996 and $285,000, or 2% of revenue in 1995. The decrease in expense from 1996 to 1997 was due to the conclusion of the Tekmar case (See discussion in Item 3, "Legal Proceedings"). The increase in expense from 1995 to 1996 was due to the Tekmar trial activity in 1996. On June 17, 1996, a Motion by Tekmar for summary judgment of noninfringement was granted. The Company appealed this decision to the U.S. Court of Appeals for the Federal Circuit in Washington, DC. In May 1997, the U.S. Court of Appeals for the Federal Circuit upheld the summary judgment of noninfringement granted to Tekmar by the Galveston Division of the U.S. District Court.

Interest income increased 18% to $468,000 in 1997 from $398,000 in 1996, which decreased 18% from $483,000 in 1995. The increase in interest income from 1996 to 1997 was due to an increase in cash, cash equivalents, and investments during 1997. The decrease in interest income from 1995 to 1996 was due to a decrease in cash and cash equivalents during 1996, offset in part by an increase in interest income relating to sales type leases.

Income before income taxes increased 39% to $2,035,000, or 9% of revenue in 1997 from $1,469,000, or 7% of revenue in 1996, which decreased 3% from $1,507,000, or 8% of revenue in 1995. Income before tax increased in 1997 compared to 1996 due to the decrease in patent litigation and the increase in interest income. Income before tax declined in 1996 compared to 1995 due to the increase in patent litigation and SG&A expenses and the decrease in interest income, offset in part by the increase in sales.

The Company's effective income tax rate was 32% in 1997, 1996, and 1995.

Net income increased 39% to $1,393,000, or 6% of revenue for 1997 compared to $1,003,000, or 5% of revenue for 1996, which decreased 2% from $1,023,000, or 6% of revenue for 1995.

Basic earnings per share were $0.36 for 1997, compared to $0.24 for 1996 and $0.25 for 1995 computed based on 3,924,128 shares outstanding for 1997, 4,097,463 in 1996, and 4,107,957 in 1995. Diluted earnings per share were $0.35 for 1997, compared to $0.24 for 1996 and 1995 computed based on 3,991,911 shares outstanding for 1997, 4,146,777 in 1996, and 4,287,556 in 1995.


LIQUIDITY AND CAPITAL RESOURCES The Company considers a number of liquidity measures that aid in measuring the Company's ability to meet its financial obligations. Such ratios, working capital, and changes in cash and cash equivalents as of the end of the Company's last three years are as follows:


         ($ in thousands)                                   1997             1996          1995
         --------------------------------------------------------------------------------------

                                             LIQUIDITY MEASURES
         Ratio of current assets to current liabilities      4.5              4.2            4.8
         Total liabilities to equity                         25%              28%            25%
         Days sales in accounts receivable                    60               71             67
         Average annual inventory turnover                   3.1              3.2            4.0
         Working capital                               $  12,300        $  12,391     $   11,855




                                     CHANGES IN CASH AND CASH EQUIVALENTS

         Net cash provided by (used in):
            Operating activities                       $   1,721        $     511     $    1,561
            Investing activities                          (1,343)          (3,447)         1,094
            Financing activities                            (911)            (604)             0

         Net increase (decrease) in:
            Cash and cash equivalents                  $    (533)      $   (3,540)    $    2,655
         Cash and cash equivalents:
            Beginning of year                              1,963            5,503          2,848
            End of year                                    1,430            1,963          5,503




Working capital decreased less than 1%, or $91,000, to $12,300,000 in 1997, compared to $12,391,000 in 1996 and $11,855,000 in 1995. The current ratio of
4.5 for 1997 was up from 4.2 for 1996, primarily due to a decrease in accrued legal expenses and other accrued liabilities. The 1996 current ratio of 4.2 was down from 4.8 in 1995 primarily due to an increase in accounts payable, accrued compensation expense and accrued acquisition expenses related to ALPKEM. The Company's cash position decreased to $1,430,000 in 1997 from $1,963,000 in 1996, primarily due to the purchase of treasury stock and the purchase of investments in 1997. Average annual inventory turnover was lower at 3.1 in 1997, compared to 3.2 in 1996 and 4.0 in 1995 due primarily to an increase in finished goods inventory over the three years in order to provide faster delivery to customers. The number of days of sales in accounts receivable decreased to 60 days in 1997, from 71 days in 1996, and 67 days in 1995, due to an increased focus on collection in 1997 and the timing of the payments for large government contracts in 1996. Current liabilities decreased to $3,524,000 in 1997 from $3,839,000 in 1996 due primarily to a decrease in accrued legal expenses. Total liabilities represented 25% of equity in 1997, compared to 28% in 1996 and 25% in 1995.

Net cash flow provided by operating activities for 1997 was $1,721,000, compared to $511,000 in 1996 and $1,561,000 in 1995. The increase in cash flow from operations in 1997 was primarily due to a decrease in accounts receivable and an increase in net income, offset in part by a decrease in accounts payable. The decrease in cash flow from operations in 1996 compared to 1995 was primarily due to an increase in accounts receivable and inventory and a decrease in net income, offset in part by an increase in accrued liabilities. All working capital account changes for 1996 are net of the effect of the purchase of ALPKEM. Net cash flow provided by (used in) investing activities for 1997 was ($1,343,000), compared to ($3,447,000) in 1996, and $1,095,000 in
1995. The decrease in cash flow used in investing activities during 1997 was due to the acquisition of ALPKEM in 1996 with no acquisitions in 1997. The decrease in cash flow provided by investing activities from 1995 to 1996 was due to the purchase of investments. Net cash flow used in financing activities was ($911,000) in 1997, compared to ($604,000) in 1996, and $0 in 1995. The increase in cash flow used in financing activities in 1997 and 1996 was due to increased purchases of treasury stock.

The Company has historically been able to fund working capital and capital expenditures from operations, and expects to be able to finance its 1998 working capital requirements from cash on hand and funds generated from operations. The Company is in the final planning phase of a facilities expansion at its College Station location to accommodate future growth and consolidation of certain existing operations. The estimated cost of the project is $2,100,000. The Company plans to complete the expansion in the third quarter of 1998.


RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

UNCERTAINTY OF GROWTH The environmental instrument markets in which the Company competes have been flat or declining over the past several years. The Company has identified a number of strategies it believes will allow it to grow its business, including acquiring complementary businesses, developing new applications for its technologies, and strengthening its presence in selected geographic markets. No assurance can be given that the Company will be able to successfully implement these strategies, or that these strategies will result in growth of the Company's business.

RISKS ASSOCIATED WITH ACQUISITION STRATEGY One of the Company's growth strategies is to supplement its internal growth with the acquisition of businesses and technologies that complement or augment the Company's existing product lines. Certain businesses acquired by the Company within the past three years have produced net operating losses and low levels of profitability. In addition, businesses that the Company may seek to acquire in the future may also be marginally profitable or unprofitable. In order for any acquired business to achieve the level of profitability desired by the Company, the Company must successfully change operations of the acquired companies and improve their market penetration. No assurance can be given that the Company will be successful in this regard. In addition, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to complete pending or future acquisitions. In order to finance any such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financing. Any equity or debt financing, if available at all, may be on terms that are not favorable to the Company and may result in dilution to the Company's shareholders.

RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE, OBSOLESCENCE, AND THE DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS The market for the Company's products and services is characterized by rapid and significant technological change and evolving industry standards. New product introductions responsive to these factors require significant planning, design, development and testing at the technological, product, and manufacturing process levels, and may render existing products and technologies uncompetitive or obsolete. There can be no assurance that the Company's products will not become uncompetitive or obsolete. In addition, industry acceptance of new technologies developed by the Company may be slow to develop due to, among other things, existing regulations written specifically for older technologies and general unfamiliarity of users with new technologies.

POSSIBLE ADVERSE EFFECT FROM CONSOLIDATION IN THE ENVIRONMENTAL MARKET AND CHANGES IN ENVIRONMENTAL REGULATIONS One of the important markets for the Company's products is environmental analysis. During the past three years, there has been a contraction in the market for analytical instruments used for environmental analysis. This contraction has caused consolidation in the businesses serving this market. Such consolidation may have an adverse impact on certain businesses of the Company. In addition, most air, water, and soil analyses are conducted to comply with federal, state, local, and foreign environmental regulations. These regulations are frequently specific as to the type of technology required for a particular analysis and the level of detection required for that analysis. The Company develops, configures, and markets its products to meet customer needs created by existing and anticipated environmental regulations. These regulations may be amended or eliminated in response to new scientific evidence or political or economic considerations. Any significant change in environmental regulations could result in a reduction in demand for the Company's products.

POSSIBLE ADVERSE EFFECT FROM DEPENDENCE ON SALES TO THE U.S. GOVERNMENT The Company's customers include various government agencies and public and private research institutions, which accounted for 35% of the Company's sales in 1997. The capital spending of these entities can have a significant effect on the demand for the Company's products. Such spending is based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, public policy, political trends, and the effects of different economic cycles. Any decrease in capital spending by any of the customer groups that account for a significant portion of the Company's sales could have a material adverse effect on the Company's business and results of operations.


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

POSSIBLE ADVERSE IMPACT OF SIGNIFICANT INTERNATIONAL SALES Sales outside the United States accounted for approximately 22% of the Company's revenues in 1997, and 23% of the Company's revenue in 1996. The Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand; export licenses, if required, may be difficult to obtain and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

COMPETITION The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that the principal competitive factors affecting the market for its products include product performance, price, reliability, and customer service. The Company's competitors include large multinational corporations and their operating units. Some of the Company's competitors have substantially greater financial, marketing, and other resources than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development or ability to discover new technologies will be sufficient to enable it to compete effectively with its competitors.

RISKS ASSOCIATED WITH PROTECTION, DEFENSE, AND USE OF INTELLECTUAL PROPERTY The Company holds patents relating to various aspects of its products and believes that proprietary technical know-how is critical to many of its products. Proprietary rights relating to the Company's products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will issue from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology, and in the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and know-how. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company will not initiate litigation to challenge the validity of the Company's patents, or that they will not use their resources to design comparable products that do not infringe the Company's patents. There may also be pending or issued patents held by parties not affiliated with the Company that relate to the Company's products or technologies. The Company may need to acquire licenses to, or contest the validity of, any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected. In addition, the Company relies on trade secrets and proprietary know-how that it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.



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



/s/ Julie A. Wright
-----------------------------------
Julie A. Wright, Controller


/s/ William W. Botts
-----------------------------------
William W. Botts, President/CEO



Date:  3-23-98
      ---------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders of  O.I. Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholders equity present fairly, in all material respects, the financial position of O.I. Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibilities of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Houston, Texas

January 22, 1998

                           CONSOLIDATED BALANCE SHEET



                                                                             December 31,
                                                                      ----------------------------
                                                                           1997           1996
--------------------------------------------------------------------------------------------------
                                          ASSETS

Current assets:
   Cash and cash equivalents                                          $  1,429,780    $  1,963,174
   Investments                                                           5,709,517       5,137,471
   Accounts receivable-trade, net of allowance for doubtful
      accounts of $255,637 and $259,989, respectively                    3,570,489       3,928,149
   Investment in sales-type leases                                         358,115         312,359
   Inventories                                                           3,777,778       3,779,953
   Deferred income tax assets                                              667,069         809,938
   Other current assets                                                    311,987         298,832
                                                                      ------------    ------------
      Total current assets                                              15,824,735      16,229,876
Property, plant and equipment, net                                       1,459,049       1,548,002
Investment in sales-type leases, net of current                            531,489         300,551
Long-term investments                                                      434,818               0
Other assets                                                               849,510       1,107,262
                                                                      ------------    ------------

Total assets                                                          $ 19,099,601    $ 19,185,691
                                                                      ============    ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                            $  1,225,080    $  1,308,475
   Accrued liabilities                                                   2,299,169       2,530,112
                                                                      ------------    ------------
      Total current liabilities                                          3,524,249       3,838,587
                                                                      ------------    ------------
Deferred income taxes                                                      291,569         386,352
                                                                      ------------    ------------
Commitments and contingencies (Note 12)
                                                                      ------------    ------------


Stockholders' equity:
   Preferred stock, $0.10 par value, 3,000,000 shares authorized, no shares issued and outstanding
   Common stock, $0.10 par value, 10,000,000 shares authorized,
      4,103,377 and 4,143,046 shares issued, respectively                  410,338         414,305
   Additional paid-in capital                                            4,379,862       4,586,661
   Treasury stock, 249,493 and 32,482 shares, respectively, at cost       (971,763)       (112,968)
   Retained earnings                                                    11,465,346      10,072,754
                                                                      ------------    ------------
                                                                        15,283,783      14,960,752
                                                                      ------------    ------------
Total liabilities and stockholders' equity                            $ 19,099,601    $ 19,185,691
                                                                      ============    ============

   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED STATEMENT OF INCOME


                                                          Years Ended December 31,
                                               --------------------------------------------
                                                    1997           1996           1995
-------------------------------------------------------------------------------------------


Net revenue                                    $ 21,630,245    $ 20,156,448    $ 17,942,343
Cost of revenue                                  11,554,442      10,076,740       9,240,786
                                               ------------    ------------    ------------
   Gross profit                                  10,075,803      10,079,708       8,701,557

Selling, general and administrative expenses      6,880,026       6,403,810       5,511,924
Research and development expenses                 1,696,688       1,811,403       1,936,792
Patent litigation expense                            48,653         900,951         284,959
                                               ------------    ------------    ------------
   Operating income                               1,450,436         963,544         967,882
Other income (expense):
   Interest income                                  467,782         398,095         483,499
   Other income                                     116,626         106,930          60,494
   Interest expense                                       0               0          (4,649)
                                               ------------    ------------    ------------
       Income before income taxes                 2,034,844       1,468,569       1,507,226
   Provision for income taxes                      (642,252)       (465,147)       (484,000)
                                               ------------    ------------    ------------

      Net income                               $  1,392,592    $  1,003,422    $  1,023,226
                                               ============    ============    ============

Basic earnings per share                       $       0.36    $       0.24    $       0.25
                                               ============    ============    ============

Diluted earnings per share                     $       0.35    $       0.24    $       0.24
                                               ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                    Years Ended December 31,
                                                       ------------------------------------------
                                                           1997          1996            1995
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                          $ 1,392,592    $ 1,003,422    $ 1,023,226
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                      570,010        576,589        447,527
        Deferred income taxes                               48,086        (39,586)      (242,000)
        Gain on disposition of property                    (45,589)        (6,639)       (16,039)
   Changes in assets and liabilities,
     net of the effect of the purchase of
        ALPKEM (1996) and LAI (1995):
         Accounts receivable                               357,660       (654,979)       370,013
         Inventories                                         2,175       (757,104)       593,363
         Other assets                                     (289,674)      (111,863)      (186,547)
         Accounts payable                                  (83,395)       458,778       (501,477)
         Accrued liabilities                              (230,943)        42,850         72,541
                                                       -----------    -----------    -----------
Net cash provided by operating activities                1,720,922        511,468      1,560,607
                                                       -----------    -----------    -----------

Cash flows from investing activities:
   Purchase of property, plant, and equipment             (404,984)      (299,540)      (251,781)
   Proceeds from sale of assets                            124,076         18,900         36,150
   Purchase of ALPKEM (1996) and LAI (1995)                      0       (526,743)    (1,173,706)
   Purchase of investments                              (7,757,298)    (8,710,000)    (3,425,359)
   Maturity of investments                               6,682,000      6,124,000      5,917,000
   Change in patents and other intangibles                  12,776        (53,949)        (7,621)
                                                       -----------    -----------    -----------
Net cash provided by (used in) investing activities     (1,343,430)    (3,447,332)     1,094,683
                                                       -----------    -----------    -----------

Cash flows from financing activities:
   Purchase of treasury stock                             (949,713)      (640,182)
   Proceeds from issuance of common stock                   38,827         35,898
                                                       -----------    -----------    -----------
Net cash provided by (used in) financing activities       (910,886)      (604,284)             0
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents      (533,394)    (3,540,148)     2,655,290
Cash and cash equivalents:
   Beginning of year                                     1,963,174      5,503,322      2,848,032
                                                       -----------    -----------    -----------
   End of year                                         $ 1,429,780    $ 1,963,174    $ 5,503,322
                                                       ===========    ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during year for:
      Interest                                         $    12,241    $       594    $     4,705
      Income taxes                                         883,519        567,039        621,135


   The accompanying notes are an integral part of these financial statements.


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                  Common Stock           Additional
                                              --------------------         Paid-in        Treasury         Retained
                                              Shares        Amount         Capital          Stock          Earnings
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                     4,039,650    $   403,965   $ 4,432,401    $         0    $ 8,046,106

   Issuance of shares in conjunction
   with the acquisition of LAI                    76,479          7,648       298,268

   Net income                                                                                             1,023,226
                                               ---------    -----------   -----------    -----------    -----------
Balance, December 31, 1995                     4,116,129        411,613     4,730,669              0      9,069,332

   Purchase of 220,629 shares
   of treasury stock                                                                        (640,182)

   Issuance of common and 73,083
   treasury shares in conjunction
   with the acquisition of ALPKEM                 26,917          2,692       144,955        202,353

   Issuance of 110,000 shares from
   treasury for exercise of stock options                                    (290,625)       309,375

   Issuance of 5,064 shares from treasury
   to Employee Stock Purchase Plan                                              1,662         15,486

   Net income                                                                                             1,003,422
                                               ---------    -----------   -----------    -----------    -----------
Balance, December 31, 1996                     4,143,046        414,305     4,586,661       (112,968)    10,072,754

   Purchase of 243,233 shares
   of treasury stock                                                                        (949,713)

   Shares cancelled                              (39,669)        (3,967)     (154,709)

   Issuance of 2,256 shares from treasury
   for directors' compensation                                                    245          7,755

   Issuance of 21,001 shares from treasury
   for exercise of stock options                                              (54,218)        72,972

   Issuance of 2,965 shares from treasury
   to Employee Stock Purchase Plan                                                             1,883         10,191

   Net income                                                                                             1,392,592
                                             -----------    -----------   -----------    -----------    -----------
Balance, December 31, 1997                     4,103,377    $   410,338   $ 4,379,862    $  (971,763)   $11,465,346
                                             ===========    ===========   ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

O.I. Corporation (the Company) was organized in 1969. The Company develops, manufactures, markets, and services analytical, monitoring, and sample preparation products, components, and systems used to prepare samples for analysis and to detect, measure, and analyze chemical compounds.


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

INVESTMENTS The Company's investments in debt securities are classified as held to maturity as the Company has the positive intent and ability to hold the investments until maturity. These investments are reported at amortized cost.

LEASES The Company's leasing operations consist of the leasing of analytical instruments. The majority of the Company's leases are classified as sales-type leases. These leases expire over the next four years.

INVENTORIES Inventories consist of electronic equipment and various components and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company maintains a reserve for inventory obsolescence and regularly evaluates its inventory. Items with no movement in six months or more are reserved for or written off. The Company also provides an obsolescence reserve for items that have impairments in their realizable value below cost as a result of new product introductions.

DEMO EQUIPMENT The demonstration of the Company's products is often required prior to a customer's purchase. The Company makes available certain equipment for use in demonstration, believing that a successful demonstration will promote the customer's purchase of the equipment. Equipment used in demonstration is classified as inventory and is depreciated to a zero value in a six-month period from the date of being placed on-site for demonstration.

PROPERTY, PLANT, AND EQUIPMENT Property, plant, and equipment is recorded at cost and depreciated over the estimated useful lives using the straight-line method.

LONG-LIVED ASSETS In accordance with Statement of Financial Accounting Standards No. 121 (FAS 121) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.

PRODUCT WARRANTIES Products are sold with warranties ranging from 90 days to one year. Estimated expenses associated with these warranties are accrued in the accompanying financial statements. The Company also sells extended product warranties typically covering an additional period of nine months. Revenue from extended warranties is recorded ratably over the period.

RESEARCH AND DEVELOPMENT COSTS Research and development costs are expensed as incurred.

INCOME TAXES The Company uses the asset and liability approach to account for income taxes. This approach requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

BUSINESS SEGMENT AND MAJOR CUSTOMERS The Company operates in a single segment. No single customer accounted for more than 10% of revenue in 1997, 1996, or 1995. Federal, state and municipal governments accounted for 35% of revenue in 1997, 27% in 1996, and 26% in 1995. Export sales accounted for approximately 22% of total revenue in 1997, 23% in 1996, and 16% in 1995, although no one region accounted for greater than 10% of total revenues in any one year.

OTHER ASSETS Other assets primarily include acquired patents, licenses, customer lists, and trademarks that are amortized on a straight-line basis over 10 to 17 years.

EARNINGS PER SHARE In February 1997, Financial Accounting Standards No. 128 (FAS 128) Earnings Per Share was issued. FAS 128 is effective for both interim and annual periods ending after December 15, 1997. The Company adopted the pronouncement for the year ended December 31, 1997. FAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding for all periods presented. All prior years' earnings per share data in this report have been recalculated to reflect the provisions for FAS 128. The weighted average of shares used in the basic earnings per share calculation was 3,924,128 in 1997, 4,097,463 in 1996, and 4,107,957 in 1995. The weighted average number of shares used in the diluted earnings per share computation was 3,991,911 in 1997, 4,146,777 in 1996, and 4,287,556 in 1995. At December 31, 1997, 1996, and 1995
options to acquire 152,200, 148,500, and 232,400 shares at weighted average exercise prices of $5.98, $5.90, and $6.39 respectively, were not included in the computations of dilutive earnings per share as the options' exercise price was greater than the average market price of the common shares.

CONCENTRATION OF CREDIT RISK Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company places its available cash in money market funds and investment grade domestic corporate bonds. The Company's investments are subject to fluctuations based on interest rates prevailing in the market place.

The Company sells its products to large corporations, environmental testing laboratories, and governmental agencies. The majority of its customers are located in the United States and all sales are denominated in the U.S. dollar. Concentrations of credit risk with respect to trade receivables are limited due to the financial stability of the customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers to minimize credit risk. As of December 31, 1997 and 1996, the Company had no significant concentrations of credit risk related to accounts receivable. However, agencies of the U.S. government constitute a significant percent of the Company's sales. Any federal budget cuts affecting the chemical warfare programs or the USEPA may have a negative impact on the Company's future sales.

USE OF ESTIMATES The preparation of financial statements in accordance with generally accepted accounting principles requires the use of management estimates and judgments.

RECENT ACCOUNTING PRONOUNCEMENTS In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130) Reporting Comprehensive Income. FAS 130 requires the adoption of its provisions for fiscal years beginning after December 15, 1997. The Company will adopt the statement in 1998. FAS 130 calls for disclosure of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements that constitute a full set of financial statements. Comprehensive income includes all changes in the equity of a business enterprise during a period except those resulting from investments by shareholders and distributions to shareholders. Such changes would include net income and the cumulative translation adjustment. The adoption of FAS 130 is not expected to have a material impact on the Company's financial position or results of operations.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131) Disclosures about Segments of an Enterprise and Related Information in June 1997. FAS 131 requires a business enterprise to determine segments based on the "management approach." The management approach means reporting segment information similar to the way management reviews operating results and makes management decisions regarding its various operating divisions. The requirements of this statement are effective for fiscal years beginning after December 15, 1997, with no interim application required in the initial year of applications. Management believes the Company operates in one business segment; therefore, this Statement is not expected to impact financial reporting of the Company.

RECLASSIFICATIONS Certain prior year amounts have been reclassified to conform to current year presentation.

--------------------------------------------------------------------------------
NOTE 2:  ACQUISITIONS

On May 1, 1996, the Company purchased certain assets of ALPKEM Corporation, a division of Perstorp Analytical. ALPKEM designs, manufactures, and markets segmented flow analyzers, flow injection analyzers and portable field instruments. As consideration for the acquisition, Perstorp Analytical received $505,000 in cash and 100,000 shares of the Company's common stock valued at $350,000 at the date of acquisition. The transaction was accounted for as a purchase, with results of the acquired operations being included from the date of acquisition.

On February 9, 1995, the Company acquired Laboratory Automation, Inc. (LAI), an environmental instruments company headquartered in Columbia, Missouri. Under the terms of the agreement, the Company made a $1,000,000 capital investment in LAI, which was used to retire outstanding long-term debt, and acquired all of the shares of LAI stock in exchange for 76,479 shares of the Company's common stock with a market value of approximately $306,000 at the date of acquisition and $117,000 in cash. In addition, $880,000 of liabilities of LAI were assumed by the Company as of the closing date. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired operations of LAI have been included in the results of operations since the date of acquisition. The purchase price has been allocated to the net assets acquired based on estimated fair market values at the date of acquisition.

On June 24, 1994, the Company purchased substantially all of the assets of Floyd Associates, Inc. (Floyd), a North Carolina corporation headquartered in Lake Wylie, South Carolina. Floyd manufactures and markets microwave products used to prepare chemical compounds for analysis. The acquisition was for $317,500 in cash and a 5% royalty on future sales.

On January 4, 1994, the Company acquired CMS Research Corporation (CMS), a Birmingham, Alabama based company which specializes in the design, manufacture, and sale of air quality monitoring and analysis devices. In connection with the acquisition, the Company issued 650,000 shares of its common stock with a market value of approximately $3.2 million at the date of acquisition in exchange for all of the common stock of CMS. This acquisition was accounted for as a pooling of interests and the Company's financial statements were restated accordingly. There were no intercompany transactions between the Company and CMS prior to the acquisition.

--------------------------------------------------------------------------------
NOTE 3:  INVESTMENTS

Investments considered held to maturity at December 31, 1997, consist of the following:



                                                                            Gross                 Gross
                                    Amortized            Market           Unrealized           Unrealized
                                       Cost              Value           Holding Gains       Holding Losses
                                    ----------         ----------       ---------------      ---------------
Short-term corporate bonds        $  5,709,517       $  5,712,909       $         4,815       $       (1,423)
Long-term corporate bonds              434,818            435,179                   417                  (56)
                                    ----------         ----------       ---------------      ---------------
Total corporate bonds             $  6,144,335       $  6,148,088       $         5,232       $       (1,479)



All of the investments at December 31, 1997 are scheduled to mature within 14 months. Market value is based upon quoted market prices for the investments.


Short-term investments at December 31, 1996, consisted of the following:



                                                                            Gross                Gross
                                     Amortized            Market          Unrealized           Unrealized
                                       Cost               Value          Holding Gains       Holding Losses
                                    ----------         ----------       ---------------      ---------------

Corporate bonds                   $  5,137,471       $  5,133,178       $          372       $      (4,665)



--------------------------------------------------------------------------------
NOTE 4:  NET INVESTMENT IN SALES-TYPE LEASES

The following sets forth the components of the net investment in sales-type leases as of December 31, 1997:

         Future minimum lease payments to be received are:



                                  1998               $    358,115
                                  1999                    260,271
                                  2000                    191,761
                                  2001                     79,457
                                  2002                          0
                                                     ------------
                                                          889,604

         Less:  amount relating to interest               107,713
                                                     ------------
         Present value of minimum lease
         payments to be received                     $    781,891
                                                     ============


--------------------------------------------------------------------------------

NOTE 5:  INVENTORIES

Inventories, which include material, labor, and overhead, on December 31, 1997 and 1996, consist of the following:


                                                                  1997          1996
         -------------------------------------------------------------------------------

         Raw materials                                        $ 2,137,979    $ 2,365,496
         Work-in-process                                          624,650        457,721
         Finished goods                                         1,015,149        956,736
                                                              -----------    -----------

                                                              $ 3,777,778    $ 3,779,953
                                                              ===========    ===========

--------------------------------------------------------------------------------

NOTE 6:  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment on December 31, 1997 and 1996, consists of the following:


                                  Estimated
                                 Useful lives                     1997           1996
          ------------------------------------------------------------------------------
         Land                                                 $    41,221    $    41,221
         Buildings                 33 to 40 years               1,474,391      1,474,391
         Construction in progress                                  83,998              0
         Furniture and equipment   3 to 10 years                2,219,716      2,280,231
                                                              -----------    -----------
                                                                3,819,326      3,795,843
         Less accumulated depreciation
         and amortization                                      (2,360,277)    (2,247,841)
                                                               -----------    -----------

                                                              $ 1,459,049    $ 1,548,002
                                                              ===========    ===========


--------------------------------------------------------------------------------

NOTE 7:  ACCRUED LIABILITIES

Accrued liabilities on December 31, 1997 and 1996, consist of the following:


                                                                  1997          1996
          ------------------------------------------------------------------------------

         Accrued compensation                                 $   769,911    $   636,872
         Accrued warranties                                       524,706        551,342
         Accrued legal expenses                                         0        127,847
         Unearned revenue-service contracts                       186,322        238,762
         Unearned interest-investment in
             sales-type leases                                    166,126        109,028
         Other liabilities and accrued expenses                   652,104        866,261
                                                              -----------    -----------

                                                              $ 2,299,169    $ 2,530,112
                                                              ===========    ===========


--------------------------------------------------------------------------------

NOTE 8:  STOCK OPTION AND STOCK PURCHASE PLAN

In 1987, the Company established a stock option and stock appreciation rights plan (1987 Plan) qualified under Section 422 of the Internal Revenue Code of 1986. The 1987 Plan provided for the granting of options for the purchase of up to 500,000 shares of common stock of the Company with the options having an exercise price of not less than the par value of such stock. The options generally expire 10 years from the date of grant and generally vest over three years from the date of grant. During 1991, the stockholders approved an amendment to the 1987 Plan allowing restricted stock grants. As a result of such amendment, the 1987 Plan allows for stock grants subject to vesting requirements that may be determined at the time of such grant. The 1987 Plan expired in accordance with its terms on December 31, 1997. At such time, options to purchase 483,837 of the 500,000 shares reserved for issuance had been granted. The Company does not currently intend to adopt a plan to replace the 1987 Plan.

During 1992, the Company's Board of Directors, and during 1993, the Company's stockholders, approved the O.I. Corporation 1993 Incentive Compensation Plan (1993 Plan). The 1993 Plan provides for the granting of options to purchase up to 500,000 shares of the Company's common stock with the options having an exercise price of not less than the par value of such stock. Employees and nonemployee directors of the Company are eligible for such grants. The options generally expire 10 years from the date of grant. During 1997, the Company granted 93,700 options under the 1993 Plan, with a weighted average exercise price based on the stock price of $3.92 at the date of grant. The 1993 Plan also allows for the granting of stock appreciation rights (SARs) and stock awards, although none have been granted.

Options outstanding under the 1987 Plan and the 1993 Plan have exercise prices equal to the market value on the date of grant.

At December 31, 1997, the Company has two stock-based compensation plans, which are described above. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Awards of Stock-Based Compensation (FAS 123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                  1997        1996       1995
                                                --------    -------    --------
   Net income                   As reported     $  1,393    $ 1,003    $  1,023
                                Pro forma          1,347        981       1,020

   Basic earnings per share     As reported     $   0.36    $  0.24    $   0.25
                                Pro forma          0.343      0.239       0.248

   Diluted earnings per share   As reported     $   0.35    $  0.24    $   0.24
                                Pro forma          0.337      0.237       0.238



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996, and 1995 respectively: dividend yield of zero for each year; expected volatility of 34, 33, and 27 percent; risk-free interest rates of 6.04, 6.13, and 5.63 percent; and expected lives of seven years. The weighted average fair value at the date of grant for options granted during 1997, 1996, and 1995 was $1.90, $1.73, and $1.26, respectively.

Activity under the 1987 Plan and the 1993 Plan for each of the three years in the period ended December 31, 1997 was as follows:


                                                                                 Weighted
                                                                                 Average
                                            Shares        Price per Share    Price per Share
--------------------------------------------------------------------------------------------

Options outstanding, December 31, 1994      401,101       $0.10 - 14.00         $ 4.21
   Options granted                           84,500        3.50 -  2.50           2.54
   Options exercised                              0
   Options forfeited or cancelled           (26,701)       3.94 -  6.00           5.01
                                           --------
Options outstanding, December 31, 1995      458,900        0.10 - 14.00           3.86
   Options granted                           85,500       3.375 -  3.81           3.48
   Options exercised                       (110,000)       0.10 - 0.875           0.17
   Options forfeited or cancelled           (86,400)       2.50 - 14.00           7.09
                                           --------
Options outstanding, December 31, 1996      348,000      0.8125 - 14.00           4.12
   Options granted                           93,700        3.50 -  4.25           3.92
   Options exercised                        (21,001)     0.8125 -  2.50           0.89
   Options forfeited or cancelled           (21,466)       2.50 -  3.94           3.25
                                           --------
Options outstanding, December 31, 1997      399,233        2.50 - 14.00           4.29



There were 223,477, 194,510, and 268,304 share options exercisable at December 31, 1997, 1996, and 1995, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1997.


                                Options Outstanding                         Options Exercisable
                                -------------------                         -------------------
                                     Weighted        Weighted                         Weighted
                                     average         average                           average
  Ranges of                         remaining        exercise                         exercise
Exercise prices          Shares    life in years      price                Shares        price
---------------          ------------------------------------              ---------------------

$2.50 - 3.75             210,533      7.6          $  3.13                  96,477    $  2.96
 3.75 - 5.63             156,700      6.9             4.38                  95,000       4.38
 5.63 - 8.45              10,000      5.2             6.01                  10,000       6.01
 14.00                    22,000      4.0            14.00                  22,000      14.00



In 1989, the Company established an Employee Stock Purchase Plan. Under the plan provisions, employees may purchase shares of the Company's common stock on a regular basis through payroll deductions. Any person who is a full-time employee of the Company is eligible to participate in the plan, with each participant's purchases limited to 10% of annual gross compensation. The plan is administered by the Compensation Committee of the Board of Directors. Shares of common stock are purchased in the open market or issued from shares held in treasury. The Company pays all commissions and contributes an additional 15% for the purchase of shares that are distributed to eligible participating employees. The Company's contribution to the plan was not significant in any of the years reported. The aggregate number of shares of common stock available for purchase under this plan is 200,000. As of December 31, 1997, 32,636 shares had been purchased under the plan.


--------------------------------------------------------------------------------
NOTE 9.  PREFERRED STOCK

The Company's Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation, and other preferences are subject to determination by the Board of Directors. As of December 31, 1997, no preferred stock had been issued.

--------------------------------------------------------------------------------

NOTE 10.  INCOME TAXES

The Company's operations are only taxed under domestic jurisdictions.

The provision for income taxes is summarized as follows:



                                                                 Years Ended December 31
                                                     ---------------------------------------------------
                                                           1997              1996               1995
         -----------------------------------------------------------------------------------------------

         Current provision:
            Federal                                  $ 480,653             $384,583           $   587,000
            State                                      113,513              120,150               139,000
         Deferred provision                             48,086              (39,586)             (242,000)
                                                     ---------            ---------           -----------
                                                     $ 642,252            $ 465,147           $   484,000
                                                     =========            =========           ===========






The provision for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:



                                                                 Years Ended December 31
                                                       ----------------------------------------------
                                                            1997               1996              1995
         --------------------------------------------------------------------------------------------

         Tax at statutory rate                               34.0%              34.0%           34.0%
         State income taxes, net of federal benefit           5.4                4.0             3.1
         Permanent differences                                                  (6.3)            6.3
         Changes in valuation allowance                                                        (13.8)
         Other, net                                          (7.9)                               2.5
                                                          -------            -------         -------
                                                             31.5%              31.7%           32.1%
                                                          =======            =======         =======


Deferred tax assets (liabilities) are comprised of the following at December 31, 1997 and 1996:



                                                              December 31,
                                                       -------------------------
                                                          1997           1996
                                                       -------------------------
Noncurrent:
   Depreciation                                        $(122,898)     $(243,938)
   Deferred compensation                                  20,000         20,000
   Intangibles                                          (103,083)      (107,787)
   Other                                                 (34,071)        (3,110)
                                                       ---------      ---------
      Total noncurrent                                 $(240,052)     $(334,835)
                                                       =========      =========
Current:
   Warranty reserve                                    $ 209,883      $ 220,537
   Bad debt allowance                                     93,584        102,224
   Inventory reserve                                      92,845        199,700
   Uniform capitalization                                177,949        177,046
   Accrued legal                                               0         51,139
   Accrued vacation                                       72,469         59,292
   Other                                                  20,339              0
                                                       ---------      ---------
      Total current                                    $ 667,069      $ 809,938
                                                       ---------      ---------

Net tax asset before valuation allowance                 427,017        475,103
Valuation allowance                                      (51,517)       (51,517)
                                                       ---------      ---------
Net deferred tax asset (liability)                     $ 375,500      $ 423,586
                                                       =========      =========

--------------------------------------------------------------------------------
NOTE 11:  EMPLOYEE BENEFIT PLANS

The Company maintains a Retirement Savings Plan (the Plan) for its employees that allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. The Company's contributions to the Plan are discretionary. Employees vest immediately in their contributions and vest in the Company's contributions ratably over five years. The Company contributed $120,000, $100,000 and $90,000 to the Plan for the years ended December 31, 1997, 1996, and 1995, respectively.


--------------------------------------------------------------------------------
NOTE 12:  COMMITMENTS AND CONTINGENCIES

The Company has agreed to pay the former owner of Floyd a royalty equal to 5% of the net revenue earned from certain microwave-based products up to a maximum amount of $1,182,500 (Note 2). No minimum payments are required in the agreement. The Company recognized royalty expense related to this agreement of $50,954, $51,683, and $28,233 in 1997, 1996, and 1995, respectively.

The Company has entered operating leases for certain facilities. These operating leases expire in 1998. Rental expense recognized in 1997, 1996, and 1995 was $324,000, $229,000, and $184,000, respectively. Future minimum rental payments under these leases for 1998 are $189,393.


--------------------------------------------------------------------------------
NOTE 13:  RELATED PARTY TRANSACTION

On January 10, 1996, the Company purchased from Gary D. Sides, Vice President, 162,658 shares of the Company's common stock at a price of $2.75 per share. The Company also purchased, on January 11, 1996, from an employee at CMS, 10,721 shares of common stock at a price of $2.75 per share. The Company's common stock price per share on NASDAQ on January 10, 1996 was $2.75 Bid and $3.00 Ask. Therefore, there was no difference between the price paid and fair market value.

--------------------------------------------------------------------------------
NOTE 14:  QUARTERLY INFORMATION (UNAUDITED)

Quarterly financial information for 1997 and 1996 is summarized as follows:



         ($ in thousands, except per share amounts)  First      Second      Third     Fourth
         1997                                         Qtr.       Qtr.        Qtr.       Qtr.
         -----------------------------------------------------------------------------------

         Net revenue                               $  5,321    $ 5,735    $  5,210   $  5,364
         Gross profit                                 2,584      2,788       2,306      2,398
         Net income                                     322        364         319        388
         Basic earnings per share                  $   0.08    $  0.10    $   0.08   $   0.10
         Diluted earnings per share                $   0.08    $  0.09    $   0.08   $   0.10

         ($ in thousands, except per share amounts)  First      Second     Third      Fourth
         1996                                         Qtr.       Qtr.        Qtr.       Qtr.
         -----------------------------------------------------------------------------------
         Net revenue                               $  4,648    $ 5,094    $  5,107   $  5,307
         Gross profit                                 2,477      2,405       2,445      2,753
         Net income                                     214        224         185        380
         Basic earnings per share                  $   0.05    $  0.05    $   0.04   $   0.10
         Diluted earnings per share                $   0.05    $  0.05    $   0.04   $   0.10



--------------------------------------------------------------------------------
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           NONE.

                                    PART III


--------------------------------------------------------------------------------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the identification, business experience, and directorships of each director and nominee for director of the Company, required by Item 401 of Regulation S-K and presented in the section entitled "Election of Directors-Nominees for Board of Directors" of the Company's Proxy Statement for the annual meeting of shareholders on May 11, 1998 (the "Proxy Statement"), is hereby incorporated by reference. See Item 1 for information relating to the identification and business experience of the Company's executive officers. The information relating to persons subject to Section 16 of the Securities Exchange Act of 1934 and the timeliness with which they have filed Forms 3, 4, and 5, required by Item 405 of Regulation S-K and presented in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement, is hereby incorporated by reference.

Dennis D. Schupp, Vice President, resigned effective February 9, 1997. Mr. Schupp also served as president of LAI.


--------------------------------------------------------------------------------
ITEM 11.  EXECUTIVE COMPENSATION

The information relating to the cash compensation of directors and officers, required by Item 402 of Regulation S-K and presented in the section entitled "Election of Directors-Compensation of Directors" and "Election of

Directors-Compensation of Executive Officers" of the Company's Proxy Statement for the annual meeting of shareholders on May 11, 1998, is hereby incorporated by reference.


--------------------------------------------------------------------------------
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership required by Item 403 of Regulation S-K, which is presented in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the annual meeting of shareholders on May 11, 1998, is hereby incorporated by reference.


--------------------------------------------------------------------------------
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to relationships and transactions required by Item 404 of Regulation S-K, which is presented in the section, "Election of Directors - Executive Compensation - Certain Transactions, Employment Contracts, Termination of Employment and Change-in-Control Arrangements" of the Company's Proxy Statement for the annual meeting of shareholders on May 11, 1998, is hereby incorporated by reference.


                                    PART IV


--------------------------------------------------------------------------------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements of O.I. Corporation and its subsidiary that are included in Part II, Item 8:



                                                                                                               Page



          Report of Independent Accountants......................................................................18

          Consolidated Balance Sheet at December 31, 1997 and 1996...............................................19

          Consolidated Statement of Income for the years ended December 31, 1997, 1996, and 1995.................20

          Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996, and 1995.............21

          Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995.......................................................................................22

          Notes to Consolidated Financial Statements.............................................................23



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

     *10.3 Employment Agreement between the Company and William W. Botts (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

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

     *10.7       Employment Agreement between the Company and Mark G. Whiteman.

      23.1       Consent of Price Waterhouse LLP.

      99.1 The O.I. Corporation definitive Proxy Statement, dated April 9, 1998 is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.


(b) Reports on Form 8-K.

        No Form 8-K was filed for the quarter ended December 31, 1997.

-------
*     Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                O. I. CORPORATION

                                                 /s/ William W. Botts
                                                --------------------------------
Date:       March 23, 1998                      By:      William W. Botts
     -----------------------------                       President and
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



          Signature                                 Title                                     Date
          ---------                                 -----                                     ----

/s/ William W. Botts                 President, Chief Executive Officer,                 March 23, 1998
--------------------------------                                                     -----------------------
William W. Botts                     Director and Principal Financial Officer


/s/ Julie A. Wright                  Controller, Principal Accounting Officer            March 23, 1998
---------------------------------                                                    -----------------------
Julie A. Wright


/s/ Jack S. Anderson                 Director                                            March 12, 1998
--------------------------------                                                     -----------------------
Jack S. Anderson


/s/ J. Lester Heath, Jr.             Director                                            March 12, 1998
---------------------------------                                                    -----------------------
J. Lester Heath, Jr.


/s/ Edwin B. King                    Director                                            March 12, 1998
--------------------------------                                                     -----------------------
Edwin B. King


/s/ Craig R. Whited                  Director                                            March 12, 1998
--------------------------------                                                     -----------------------
Craig R. Whited

                               INDEX TO EXHIBITS


   Exhibit Number                   Description
       3.1       Articles of Incorporation of the Company, as amended (filed as
                 Exhibit 4.1 to the Company's Registration Statement on Form
                 S-8 (No. 33-24505) and incorporated herein by reference).

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

     *10.3       Employment Agreement between the Company and William W. Botts
                 (filed as Exhibit 10.3 to the Company's Annual Report on Form
                 10-K for the year ended December 31, 1996 and incorporated herein by reference).

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

     *10.7       Employment Agreement between the Company and Mark G. Whiteman.

      23.1       Consent of Price Waterhouse LLP.

      27.1       Financial Data Schedule.

      99.1       The O.I. Corporation definitive Proxy Statement, dated April
                 9, 1998 is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange
                 Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.


-------
*     Management contract or compensatory plan or arrangement.