Form 10-K405/A
period 1997-12-31
OI CORP
filed 1998-04-01
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-K/A


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

Gary D. Sides, Ph.D., resigned from his position as Vice President of the Company effective March 31, 1998 to pursue another business opportunity. Dr. Sides was the founder of CMS.

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