Form 10-Q
period 1998-03-31
OI CORP
filed 1998-05-07
CIK 73773

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[ X ]   Quarterly report under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1998

Commission File Number: 0-6511


                       O. I. CORPORATION
    (Exact name of registrant as specified in its charter)


       OKLAHOMA                        73-0728053
State of Incorporation      I.R.S. Employer Identification No.

        151 Graham Road
         P.O. Box 9010
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

                  Yes   [X]         No  [ ]

Number of shares outstanding of each of the issuer's classes of
common stock, as of March 31, 1998:    3,738,588 shares

                       O.I. CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands)
                         (unaudited)

                                       MARCH 31,    DECEMBER 31,
                                         1998           1997
                                       __________   ___________
                 ASSETS

Current assets:
  Cash and cash equivalents            $    1,352   $    1,430
  Short-term investments                    3,884        5,710
  Accounts receivable, net                  3,921        3,570
  Investment in sales-type lease              388          358
  Inventories                               3,726        3,778
  Current deferred tax asset                  667          667
  Other current assets                        203          312
                                       __________   __________
    Total current assets                   14,141       15,825

Property, plant and equipment, net          1,423        1,459
Long-term investments                       2,011          435
Investment in sales-type lease,
   net of current                             696          531
Other assets                                  832          850
                                       __________   __________
    Total assets                       $   19,103   $   19,100
                                       ==========   ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                     $    1,092   $    1,225
  Accrued compensation                        534          770
  Accrued expenses                          1,991        1,529
                                       __________   __________
     Total current liabilities              3,617        3,524

Deferred income taxes                         273          292
                                       __________   __________
     Total liabilities                      3,890        3,816

Stockholders' equity:
  Common stock ($.10 par value)               410          410
  Additional paid in capital                4,381        4,380
  Treasury stock at cost                   (1,477)        (972)
  Retained earnings                        11,899       11,466
                                       __________   __________
     Total stockholders' equity            15,213       15,284
                                       __________   __________
     TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY            $   19,103   $   19,100
                                       ==========   ==========


                       O.I. CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
         (In thousands, except share and per share data)
                         (unaudited)

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                         ________________________
                                             1998          1997
                                         __________     _________

Net sales                                $    5,825     $  5,321

Cost of goods sold                            3,104        2,737
                                         __________     ________
Gross profit                                  2,721        2,584


Research and development expenses               384          520
Selling, general & administrative expenses    1,777        1,703
                                         __________     ________
Operating income                                560          361

Interest income/other income                    130          139
Interest expense                                  0            0
                                         __________     ________
Income before income taxes                      690          500

Provision for taxes on earnings                (257)        (178)
                                        ___________    _________
Net income                              $       433    $     322
                                        ===========    =========

Weighted average number of shares
  outstanding, basic                      3,822,306    4,029,540
Basic earnings per share                $      0.11    $    0.08

Weighted average number of shares
  outstanding, assuming dilution          3,882,431    4,076,365
Diluted earnings per share              $      0.11    $    0.08

Dividends per share                             -0-          -0-

                        O.I. CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                          (unaudited)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                         ________________________
                                             1998          1997
                                         ___________   __________

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                             $      433   $      322
  Depreciation & amortization                   104          131
  Deferred income taxes                         (19)           2
  Change in working capital                    (302)          85
                                         __________   __________
     Net cash flows provided by                 216          540
     operating activities


CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     common stock                                 5            0
   Purchase of treasury stock                  (510)        (568)
                                         __________   __________
     Net cash flows used in                    (505)        (568)
     financing activities


CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property, plant & equipment      (57)        (136)
   Sale of property, plant & equipment            6           30
   Purchase of investments                   (2,338)      (3,264)
   Maturity of investments                    2,595        2,985
   Change in other assets                         5          (12)
                                          _________   __________
     Net cash flows provided by                 211         (397)
     (used in) investing activities       _________   __________

Increase (decrease) in cash                     (78)        (425)

Cash and cash equivalents at beginning
  of quarter                                  1,430        1,963
                                          _________    _________
Cash and cash equivalents at end
  of quarter                              $   1,352    $   1,538
                                          =========    =========



                        O.I. CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.  Summary of Significant Accounting Policies.

The accompanying unaudited consolidated financial statements have been prepared by O.I. Corporation and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant intercompany balances and transfers have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997.

The Company develops, manufactures, markets and services analytical, monitoring and sample preparation products, components and systems used to prepare samples for analysis and to detect, measure and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products with no substantial right of return.

2.  Inventories.
                          Mar. 31, 1998      Dec. 31, 1997
                          _____________      _____________
    Raw Materials         $   1,944,000      $   2,138,000
    Work in Process             764,000            625,000
    Finished Goods            1,018,000          1,015,000
                          _____________      _____________
                          $   3,726,000      $   3,778,000

3.  Earnings per Share.

The Company adopted Financial Accounting Standards No. 128 (FAS
128), EARNINGS PER SHARE, for the year ended December 31, 1997.
FAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all
dilutive potential common shares outstanding.   Stock options are
the only dilutive potential common shares the Company has outstanding for all periods presented. All prior years' earnings per share data in this report have been recalculated to reflect the provisions of FAS 128.

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

Operating Results

Net sales for the quarter ended March 31, 1998 increased 9% to $5,825,000, compared to $5,321,000 for the same period of the prior year, primarily due to volume increases. Sales of the Company's gas chromatography (GC) systems and components, total organic carbon (TOC) analyzers, and sample preparation products increased, which more than offset lower sales of continuous monitoring products, flow analyzers, and revenue derived from service.

First quarter 1998 international sales were up strongly compared to the same quarter of 1997 due to increased sales in Mexico and Europe. First quarter 1998 domestic sales increased slightly compared to the same quarter of 1997.

Gross profit was $2,721,000, or 47% of sales, for the first quarter of 1998, compared to $2,584,000, or 49% of sales, for the same quarter of 1997. The increase in gross profit amount was due to the increase in sales, and the decrease in gross profit percentage was due to product mix and an increase in product warranty expense.

Research and development (R&D) expenses for the first quarter of 1998 decreased 26% to $384,000, or 6.6% of sales, compared to 1997 first quarter expenses of $520,000, or 9.8% of sales. The Company's product development effort consists of improving existing products and developing possible new products and applications.
The decreased amount of R&D expense for 1998 was the result of a decrease in the number of R&D personnel and consulting fees and the realization of cost reductions associated with the consolidation of certain R&D and engineering expenses generated by acquired businesses.

Selling, general, and administrative (SG&A) expenses for the first quarter of 1998 increased 4% to $1,777,000, or 31% of sales, compared to $1,703,000, or 32% of sales for 1997. SG&A expenses for the first quarter of 1998 were higher than 1997 due to increased staffing and advertising, timing of the accrual for certain discretionary employee benefits and expenses associated with the consolidation of certain operations. These increases were offset in part by a decrease in travel, supply, and legal expenses.

Income before tax for the first quarter of 1998 amounted to $690,000, an increase of 38% over 1997 first quarter income of $500,000. The higher profit for 1998 was a result of increased sales and decreased R&D expenses, offset in part by a slight increase in SG&A expenses. The effective tax rates were 37% for 1998 and 36% for 1997. The increase in the effective tax rate for 1998 was due to the mix of sales by state. Net income after tax for the first quarter of 1998 was up 34% to $433,000, or $0.11 per share, compared to $322,000, or $0.08 per share, in the same period of 1997.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1,352,000 as of March 31, 1998, compared to $1,430,000 as of December 31, 1997. Working capital, as of March 31, 1998, was $10,524,000 compared to $12,301,000 as of
December 31, 1997. Working capital decreased due to the investment of approximately $1,600,000 in long-term corporate bonds and the use of cash to acquire treasury stock. Such bonds mature in the second, third, and fourth quarter of 1999 and were purchased to increase the Company's yield on investments. Working capital, as a percentage of total assets, was 55% as of March 31, 1998, compared to 64% at December 31, 1997. The current ratio was 3.90 to 1 at March 31, 1998, as compared to 4.49 to 1 at December 31, 1997. Total liabilities to equity was 26% as of March 31, 1998, compared to 25% as of December 31, 1997.

Net cash flow provided from operating activities for the period ending March 31, 1998, was $216,000, as compared to $540,000 for the same period of 1997. The decrease in cash flow from operating activities for 1998 was primarily due to an increase in accounts receivable and investment in sales-type leases, offset in part by the increase in net income. Net cash flow used in financing activities for the first quarter 1998 was $505,000 compared to $568,000 for the first quarter 1997. The decrease in cash flow used in financing activities was due to slightly lower purchases of treasury stock. On February 17, 1997, the Company's Board of Directors authorized the purchase of up to 400,000 common shares, in addition to the purchase of 400,000 shares previously authorized in December 1995. The Company has purchased 580,403 common shares for treasury stock and holds 364,789 shares in treasury as of March 31, 1998. Net cash flow provided by (used in) investing activities was $211,000 for the first quarter 1998 compared to $(397,000) for the first quarter 1997. The increase in cash provided by investing activities was due to the maturity of certain investments. The Company has financed its growth from funds generated from operations and expects to continue to do so for the foreseeable future.

The Company began construction of a new facility that will more than double the size of its current facilities in College Station. The new facility, approximately 40,000-sq. ft., will be located immediately adjacent to the Company's existing 28,750-sq. ft. facility, which was constructed in 1981 on approximately 11 acres of land. The Company has no debt obligations on its current facilities. The expansion is needed to increase manufacturing capacity for the Company's growing product lines, expand training and applications services, and support product development and engineering initiatives. It is estimated that the expansion will cost approximately $2.1 million, and completion is expected in the fourth quarter of 1998. The Company has arranged standby financing with Norwest Bank; however, it plans to pay for the expansion from operating cash flow and cash on hand.

Management regularly evaluates opportunities to acquire products or businesses complementary to the Company's operations. Such acquisition opportunities, if they arise and are successfully consummated, may involve the use of cash, or, depending upon the size and terms of the acquisitions may involve equity or debt financing. Although the Company has completed four acquisitions in the past four years, the Company cannot guarantee that it will be able to successfully consummate any future acquisitions or that, if consummated, that they will have either a short-term or a long-term positive effect on the Company's results of operations.


                  PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings:  None
Item 2.  Changes in Securities:  None
Item 3.  Defaults upon Senior Securities:  None
Item 4.  Submission of Matters to a Vote of Security Holders:  None
Item 5. Other Information: Gary D. Sides, Ph.D., resigned from his position as Vice President of the Company effective March 31, 1998. Dr. Sides stated that he has accepted a position with Southern Research Institute, a not-for-profit organization in Birmingham, Alabama.
Item 6.  Exhibits and Reports on Form 8-K:  None

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          O.I. CORPORATION
                                             (Registrant)

Date:  May 7, 1998                      William W. Botts
                                        William W. Botts
                                        President/CEO


Date:  May 7, 1998                      Julie A. Wright
                                        Julie A. Wright
                                        Controller