Form 10-Q
period 1998-06-30
OI CORP
filed 1998-08-11
CIK 73773

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[ X ]   Quarterly report under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1998

[   ]   Transition report pursuant to Section 13 or 15(d) of
        the Securities Exchange Act of 1934

        For the transition period from _______to________

Commission File Number: 0-6511


                        O. I. CORPORATION
     _____________________________________________________
     (Exact name of registrant as specified in its charter)

             OKLAHOMA                     73-0728053
     ______________________    _________________________________
     State of Incorporation    I.R.S. Employer Identification No.

          P.O. Box 9010
         151 Graham Road
      College Station, Texas               77842-9010
_______________________________________    __________
(Address of Principal Executive Offices)   (Zip Code)

Registrant's telephone number, including area code: (409) 690-1711

                          Not Applicable
       __________________________________________________
       Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X         No
                       _____           _____

Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998:

                        3,549,013 shares

                        O.I. CORPORATION
              Condensed Consolidated Balance Sheet
                         (In thousands)
                           (unaudited)

                                            June 30,     Dec 31,
                                              1998        1997
                    ASSETS                  _______      _______

Current assets:
 Cash and cash equivalents . . . . . . .    $ 1,668      $ 1,430
 Short-term investments. . . . . . . . .      3,826        5,710
 Accounts receivable . . . . . . . . . .      3,563        3,570
 Investment in sales-type lease. . . . .        366          358
 Inventories . . . . . . . . . . . . . .      4,814        3,778
 Current deferred tax asset. . . . . . .        668          667
 Other current assets. . . . . . . . . .        265          312
                                            _______      _______
   Total current assets. . . . . . . . .     15,170       15,825

Construction in progress . . . . . . . .        578           84
Property, plant and equipment, net . . .      1,476        1,375
Investment in sales-type lease,
    net of current . . . . . . . . . . .        619          531
Long-term investments. . . . . . . . . .        910          435
Other assets . . . . . . . . . . . . . .        811          850
                                            _______      _______
   Total assets. . . . . . . . . . . . .    $19,564      $19,100
                                            =======      =======

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable. . . . . . . . . . . .    $ 2,062      $ 1,225
 Accrued compensation. . . . . . . . . .        798          770
 Accrued expenses. . . . . . . . . . . .      1,675        1,529
                                            _______      _______
   Total current liabilities . . . . . .      4,535        3,524

Deferred income taxes. . . . . . . . . .        268          292
                                            _______      _______
   Total liabilities . . . . . . . . . .      4,803        3,816

Shareholders' equity:
 Common stock ($.10 par value) . . . . .        410          410
 Additional paid in capital. . . . . . .      4,381        4,380
 Treasury stock, at cost.. . . . . . . .     (2,389)        (972)
 Retained earnings . . . . . . . . . . .     12,359       11,466
                                            _______      _______
   Total shareholders' equity. . . . . .     14,761       15,284

   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY  . . . . . . .    $19,564      $19,100
                                            =======      =======


                        O.I. CORPORATION
          Condensed Consolidated Statement of Earnings
         (In thousands, except share and per share data)
                           (unaudited)

                             Three Months Ended  Six Months Ended
                                   June 30            June 30
                             __________________  __________________
                               1998      1997      1998      1997
                             ________  ________  ________  ________

Net sales. . . . . . . . .   $  5,752  $  5,735  $ 11,577  $ 11,056
Cost of goods sold . . . .      3,292     2,947     6,396     5,684
                             ________  ________  ________  ________
Gross profit . . . . . . .      2,460     2,788     5,181     5,372

Res. and devel. expenses .        363       431       747       951
Selling, general and
  admin. expenses. . . . .      1,499     1,950     3,276     3,654
                             ________  ________  ________  ________
Operating income . . . . .        598       407     1,158       767

Int. income/other income .        136       153       266       293
Interest expense . . . . .          0         0         0        0
                             ________  ________  ________  ________
Income before inc. taxes .        734       560     1,424     1,060

Prov. for taxes on earnings       274       196       531       374
                             ________  ________  ________  ________
Net income . . . . . . . .  $     460 $     364 $     893 $     686
                            ========= ========= ========= =========
Weighted average number of
shares outstanding, basic   3,641,817 3,922,695 3,731,563 3,975,822

Earnings per share . . . .  $    0.13 $    0.09 $    0.24 $    0.17

Weighted average number of
shares outstanding, diluted 3,717,262 3,992,827 3,800,014 4,034,300

Earnings per share . . . .    $ 0.12  $   0.09 $  0.23  $  0.17

Dividends per share. . . .       -0-       -0-     -0-      -0-












                        O.I. CORPORATION
         Condensed Consolidated Statement of Cash Flows
                         (In thousands)
                           (unaudited)


                                            Six Months Ended
                                                June 30
                                           _______    _______
                                             1998       1997
                                           _______    _______
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . .     $   893    $   686
 Depreciation and amortization . . . .         197        256
 Deferred income taxes . . . . . . . .         (23)        13
 Change in working capital . . . . . .         (84)      (864)
                                           _______     ______
 Net cash flows provided by (used in)
   operating activities                        983         91

CASH FLOW FROM FINANCING ACTIVITIES:
 Purchase of treasury stock. . . . . .      (1,425)      (734)
 Issuance of common stock. . . . . . .           9          0
                                           _______     ______
 Net cash flows provided by (used in)
   financing activities                     (1,416)      (734)

CASH FLOW USED IN INVESTING ACTIVITIES:
 Proceeds from sale of property, plant
    and equipment . . . . . . . . . . .         11         88
 Purchase of property, plant
    and equipment . . . . . . . . . . .       (274)      (232)
 Payment for construction in progress .       (494)       (15)
 Purchase of investments  . . . . . . .     (2,338)    (4,243)
 Maturity of investments  . . . . . . .      3,754      4,652
 Change in other assets . . . . . . . .         12        (38)
                                            ______     ______
 Net cash flows provided (used in)
   investing activities                        671        212

Increase (decrease) in cash and cash
   equivalents                                 238       (431)

Cash and cash equivalents at
   beginning of year. . . . . . . . . .      1,430      1,963
                                           _______    _______
Cash and cash equivalents at
   end of quarter . . . . . . . . . . .   $  1,668   $  1,532
                                          ========   ========





                        O.I. CORPORATION
           Notes to Consolidated Financial Statements
                           (Unaudited)

1. Summary of Significant Accounting Policies.

The accompanying unaudited consolidated financial statements have been prepared by O.I. Corporation (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended June 30, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant intercompany balances and transfers have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997.

The Company develops, manufactures, markets, and services analytical monitoring and sample preparation products, components and systems used to prepare samples for analysis and to detect, measure, and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products and no substantial right of return exists.


2. Inventories.
                         June 30, 1998  Dec. 31, 1997
                         _____________  _____________
       Raw Materials     $   2,788,000  $   2,138,000
       Work in Process   $     574,000  $     625,000
       Finished Goods    $   1,452,000  $   1,015,000
                         _____________  _____________
                         $   4,814,000  $   3,778,000


3. Earnings per Common and Common Equivalent Shares.

The Company adopted Financial Accounting Standards No. 128 (FAS
128), Earnings per Share, for the year ended December 31, 1997. FAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstand-ing and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding for all periods presented. All prior years' earnings per share data in this report have been recalculated to reflect the provisions of FAS 128.




   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS


This Form 10Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results may differ materially from those projected in the forward-looking statements.


Results of Operations

Net sales for the second quarter of 1998 were $5,752,000, compared to $5,735,000 for 1997. Sales of the Company's gas chromotagraphy
(GC) systems and components, flow analyzers, total organic carbon
(TOC) analyzers and revenues derived from service increased, while sales of the Company's continuous monitoring products and sample preparation products decreased. Both international and domestic sales were essentially flat.

Year-to-date sales through June 30, 1998 increased 5% to $11,577,000, compared to $11,056,000 for 1997. Year-to-date sales of the Company's gas chromotagraphy (GC) systems and components, total organic carbon analyzer (TOC) and sample preparation products increased and were partially offset by a decrease in sales of continuous monitoring products, flow analyzers and revenue derived from service.

Gross profit decreased to $2,460,000, or 43% of sales, for the second quarter of 1998, compared to $2,788,000, or 49% of sales, for the same quarter of 1997. The decrease in gross profit was due to product mix.

Year-to-date gross profit decreased to $5,181,000 through June 30, 1998 compared to $5,372,000 for the same period of 1997. Year-to-date gross profit, as a percent of sales, was 45% for 1998 and 49% for 1997. Year-to-date gross profit was impacted by the same factors that affected second quarter 1998 gross profit.

Research and development (R&D) expenses for the second quarter of 1998 were $363,000, or 6% of sales, compared to $431,000, or 8% of sales, for the same period of 1997. Year-to-date R&D expenses through June 30, 1998 decreased 21% to $747,000, or 6% of sales, compared to $951,000, or 9% of sales, for the same period of 1997. The decreased amount of R&D expense for the second quarter of 1998, compared to the prior period, was due to fewer personnel and a decrease in the purchase of supplies. Year-to-date R&D expense decreased due to the above factors, as well as a decrease in consulting expense. In addition, the Company has realized cost reductions in R&D associated with the consolidation of certain R&D and engineering expenses related to previously acquired businesses.

Selling, general, and administrative (SG&A) expenses for the second quarter of 1998 decreased 23% to $1,499,000, or 26% of sales, compared to $1,950,000, or 34% of sales, for 1997. SG&A expenses for the second quarter of 1998 were lower than 1997 due to the settlement of certain post-closing matters associated with a prior year asset acquisition and a decrease in the purchase of supplies. The terms of the asset acquisition settlement agreement resulted in the Company purchasing 100,000 shares of the Company's common stock for $2.20 per share from the seller of the assets. At the time of the settlement, the market value of the Company's common stock was $5.00 per share. The $280,000 difference between the market value and the purchase price of the Company's common stock received by the Company in the settlement has been accounted for as a recovery of legal fees and other excess operating costs incurred in connection with the acquisition, reducing SG&A expense during the three months ended June 30, 1998 and is not expected to result in a reduction of SG&A expense in any future periods. These decreases were offset in part by increased staffing and increased sales commissions. Year-to-date SG&A expenses through June 30, 1998, decreased 10% to $3,276,000, or 28% of sales, compared to $3,654,000, or 33% of sales, for the same period of 1997. Year-to-date SG&A expenses decreased due to the factors discussed above and were partially offset by expenses associated with the consolidation of certain operations.

Income before tax increased 31% to $734,000 for the second quarter of 1998, compared to $560,000 for the same period of 1997. Year-to-date income before tax increased 34% to $1,424,000 through June 30, 1998, compared to $1,060,000 for the same period of 1997. The higher profit for 1998 was due to increased sales volume, decreased operating costs and lower legal fees, offset in part by decreased gross profit. The second quarter and year-to-date effective tax rates were 37% in 1998 and 35% in 1997. The increase in the effective tax rate for 1998 was due to the mix of sales by state.

Net income after tax for the second quarter 1998 increased 26% to $460,000, or $0.12 per share diluted, compared to $364,000, or $0.09 per share diluted in the same period of 1997. Year-to-date net income after tax increased 30% to $893,000, or $0.23 per share diluted through June 30, 1998, from $686,000, or $0.17 per share diluted for the same period of 1997.


Liquidity

Cash and cash equivalents totaled $1,668,000 as of June 30, 1998, compared to $1,430,000 as of December 31, 1997. Working capital, as of June 30, 1998, was $10,635,000, a decrease of 14%, compared to $12,301,000 as of December 31, 1997. The decrease in working capital was primarily due to the purchase of treasury stock and payment for the construction in progress of the facility expansion at the College Station location. Working capital, as a percentage of total assets, was 54% as of June 30, 1998, compared to 64% as of December 31, 1997. The current ratio was 3.35 to 1 at June 30, 1998, as compared to 4.49 to 1 at December 31, 1997. Total liabilities-to-equity was 33% as of June 30, 1998, compared to 25% at December 31, 1997.

Net cash flow provided by operating activities for the six months ended June 30, 1998, was $983,000, compared to $91,000 for the same period of 1997. The increase in cash flow provided by operating activities for the first six months in 1998 was primarily due to an increase in net income and an increase in accounts payable, offset in part by an increase in inventory. Inventory increased to $4,814,000 at the end of the second quarter, compared to $3,726,000 for the previous quarter, and $3,778,000 at the end of the prior year. The increase was due to a buildup of GC/MS systems created to better position the Company to offer quick delivery for leases, rentals, and sales and due to an increase of flow analyzer inventory to allow shipments while manufacturing was transitioned
from Oregon to Texas.   Net cash flow used in financing activities
for the six months ended June 30, 1998 was $1,416,000 compared to $734,000 for the same period of 1997. The increase in cash flow used in financing activities was due to the purchase of treasury stock. On July 1, 1998, the Company announced that its Board of Directors approved a new share repurchase program, which authorizes the purchase of up to 350,000 shares of common stock of the Company, or about 10% of the outstanding shares. The Company previously authorized the purchase of 400,000 shares in December 1995 and 400,000 shares in February 1997. Net cash flow provided by investing activities for the six months ended June 30, 1998 was $671,000, compared to $212,000 for the same period of 1997. The increase in cash flow provided by investing activities resulted from a decrease in the purchase of investments, offset in part by payments for the construction in progress of the facility expansion in College Station.

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

                   Part II:  Other Information

Item 1.  Legal Proceedings:   None
Item 2.  Changes in Securities:  None
Item 3.  Defaults upon Senior Securities:  None
Item 4. Submission of Matters to a Vote of Security Holders: At the Company's Annual Meeting of Shareholders on May 11,
         1998, the following members were elected to the Board of
         Directors:

                                   Votes For   Withheld
         Jack S. Anderson          3,171,167     89,214
         William W. Botts          3,172,255     88,116
         J. Lester Heath           3,172,832     87,539
         Edwin B. King             3,172,832     87,539
         Craig R. Whited           3,172,832     87,539

         The following proposal was also approved at the Company's Annual Meeting:

                                   Votes For  Against  Abstain
         Ratification of Price
         Waterhouse and the
         Company's auditors        3,184,244   72,347   3,780

Item 5.  Other Information:  Mr. J. Lester Heath, a director of
         O.I. Corporation since January 4, 1985, died on August
         3, 1998.
Item 6.  Exhibits and Reports on Form 8-K:  None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   O.I. CORPORATION
                                     (Registrant)


Date:  8/11/98                  BY:     /s/ Julie Wright
                                    ________________________
                                    Julie Wright, Controller


Date:  8/11/98                  BY:     /s/ William W. Botts
                                    ________________________
                                    William W. Botts, President