Form 10-Q
period 1998-09-30
OI CORP
filed 1998-10-23
CIK 73773

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____ to _____

Commission File Number: 0-6511

                        O.I. CORPORATION
      ____________________________________________________
     (Exact name of registrant as specified in its charter)

          OKLAHOMA                    73-0728053
   ______________________   _________________________________
   State of Incorporation   I.R.S. Employer Identification No.

             P.O. Box 9010
            151 Graham Road
        College Station, Texas               77842-9010
_______________________________________     ___________
(Address of Principal Executive Offices)     (Zip Code)


Registrant's telephone number, including area code: 409-690-1711

                        Not Applicable
     ___________________________________________________
     Former Name, Former Address and Former Fiscal Year,
                if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X      No
                         ____       ____

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998:

                       3,401,268 shares

                       O.I. CORPORATION
             Condensed Consolidated Balance Sheet
                        (In thousands)
                          (Unaudited)

                                         Sept. 30,      Dec. 31,
                                           1998           1997
                   ASSETS                _________      ________

Current assets:
  Cash and cash equivalents . . . . . .  $     647      $  1,430
  Short-term investments. . . . . . . .      3,966         5,710
  Accounts receivable . . . . . . . . .      4,054         3,570
  Investment in sales-type lease  . . .        426           358
  Inventories . . . . . . . . . . . . .      5,156         3,778
  Current deferred tax asset  . . . . .        667           667
  Other current assets  . . . . . . . .        160           312
                                          --------      --------
    Total current assets  . . . . . . .     15,076        15,825

Construction in progress  . . . . . . .      1,247            84
Property, plant and equipment, net  . .      1,467         1,375
Long-term investments . . . . . . . . .        150           435
Investment in sales-type lease, net
   of current . . . . . . . . . . . . .        672           531
Other assets. . . . . . . . . . . . . .        795           850
                                          --------      --------
    TOTAL ASSETS  . . . . . . . . . . .  $  19,407     $  19,100
                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . .  $   1,871     $   1,225
  Accrued compensation  . . . . . . . .        736           770
  Accrued expenses. . . . . . . . . . .      1,976         1,529
                                          --------      --------
    Total Current Liabilities . . . . .      4,583         3,524

Deferred income taxes . . . . . . . . .        276           292
                                          --------      --------
    TOTAL LIABILITIES . . . . . . . . .      4,859         3,816

Shareholders' equity:
  Common stock ($.10 par value) . . . .        410           410
  Additional paid in capital. . . . . .      4,380         4,380
  Treasury stock. . . . . . . . . . . .     (3,063)         (972)
  Retained earnings . . . . . . . . . .     12,821        11,466
                                          --------      --------
    TOTAL SHAREHOLDERS' EQUITY  . . . .     14,548        15,284
                                          --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY . . . . . . . . . . . . . . .  $  19,407     $  19,100
                                          ========      ========
                      O.I. CORPORATION
        Condensed Consolidated Statement of Earnings
      (In thousands, except share and per share data)
                        (Unaudited)


                          Three Months Ended    Nine Months Ended
                               Sept 30               Sept 30
                          __________________   __________________
                             1998      1997       1998     1997
                          _________  _______   ________  ________

Net sales . . . . . . . . $   6,077  $  5,210  $ 17,653  $ 16,265
Cost of goods sold. . . .     3,321     2,904     9,716     8,587
                          _________  ________  ________   _______
Gross profit. . . . . . .     2,756     2,306     7,937     7,678

Research and development
expenses. . . . . . . . .       371       427     1,118     1,378
Selling, general and
administrative expenses .     1,776     1,527     5,052     5,181
                          _________  ________  ________  ________
Operating income. . . . .       609       352     1,767     1,119

Interest income/other income    130       145       397       438
Interest expense  . . . .         0         0         0         0
                          _________  ________  ________  ________
Income before income taxes      739       497     2,164     1,557

Provision for taxes on
  earnings. . . . . . . .       277       178       808       552
                           ________  ________  ________  ________
Net income. . . . . . . . $     462 $     319 $   1,356 $   1,005
                           ========  ========  ========  ========
Weighted average number
of shares outstanding,
basic . . . . . . . . . . 3,436,589 3,879,166 3,632,158 3,943,249

Diluted earnings per
share . . . . . . . . . . $    0.13 $    0.08 $    0.37 $    0.25

Weighted average number
of shares outstanding,
diluted . . . . . . . . . 3,517,677 3,958,384 3,704,981 4,007,959

Diluted earnings per
share . . . . . . . . . . $    0.13 $    0.08 $    0.37 $    0.25

Dividends per share . . .     -0-      -0-      -0-       -0-





                         O.I. CORPORATION
             Condensed Consolidated Statement of Cash Flows
                          (In thousands)
                            (Unaudited)


                                              Nine Months Ended
                                                   Sept 30
                                             ________   ________
                                               1998        1997
                                             ________   ________

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . .   $  1,356   $  1,005
  Depreciation and amortization. . . . . .        293        371
  Deferred income taxes. . . . . . . . . .        (15)         6
  Change in working capital. . . . . . . .       (870)      (325)
  (Gain) loss on disposition
     of equipment. . . . . . . . . . . . .        (15)       (40)
                                             ________    _______
  Net cash flows provided by
    operating activities . . . . . . . . .        749      1,017

CASH FLOW FROM FINANCING ACTIVITIES:
  Purchase of treasury stock . . . . . . .     (2,111)      (737)
  Issuance of common stock pursuant
    to options . . . . . . . . . . . . . .         20          0
                                             ________    _______
  Net cash flows used in financing
    activities . . . . . . . . . . . . . .     (2,091)      (737)

CASH FLOW USED IN INVESTING ACTIVITIES:
  Proceeds from sale of property,
    plant and equipment. . . . . . . . . .         38        112
  Payment for construction in progress . .     (1,163)       (36)
  Purchase of property, plant and
    equipment. . . . . . . . . . . . . . .       (366)      (272)
  Purchase of investments. . . . . . . . .     (2,338)    (6,265)
  Maturity of investments. . . . . . . . .      4,376      5,744
  Change in other assets . . . . . . . . .         12        (46)
                                               ______     ______
  Net cash flows provided by (used in)
    investing activities . . . . . . . . .        559       (763)
                                               ______     ______
Increase (decrease) in cash and cash
  equivalents  . . . . . . . . . . . . . .       (783)      (483)

Cash and cash equivalents at
  beginning of year. . . . . . . . . . . .      1,430      1,963
                                             ________   ________
Cash and cash equivalents at
  end of quarter . . . . . . . . . . . . .   $    647   $  1,480
                                             ========   ========


                      O.I. CORPORATION
           Notes to Consolidated Financial Statements
                        (Unaudited)


1.  Summary of Significant Accounting Policies.

The accompanying unaudited financial statements have been prepared by O.I. Corporation and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997.

The Company develops, manufactures, markets and services analytical monitoring and sample preparation products, components and systems used to prepare samples for analysis and to detect, measure and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products and no substantial right of return exists.

2.  Inventories.

                             Sept. 30, 1998    Dec. 31, 1997
                             ______________    _____________

    Raw Materials            $    3,124,000    $   2,138,000
    Work in Process                 507,000          625,000
    Finished Goods                1,525,000        1,015,000
                             ______________     ____________
                             $    5,156,000    $   3,778,000

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




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


This Form 10Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company and which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.


Results of Operations

Sales for the third quarter ended September 30, 1998 increased 17% to $6,077,000, compared to $5,210,000 for the third quarter of 1997. Third quarter 1998 sales increased due to an increase in sales of gas chromatography systems and components, continuous monitoring systems and flow analyzers, offset in part by a decrease in the sales of sample preparation products and revenue derived from service. Sales of total organic carbon analyzers were relatively flat. Third quarter 1998 domestic sales increased, as compared to the same period of the prior year. This increase was partially offset by a decrease in international sales caused by unfavorable economic conditions in certain international markets.

Sales for the nine months ended September 30, 1998 increased 9% to $17,653,000, compared to $16,265,000 for 1997. Year-to-date 1998 sales increased due to an increase in the sales of gas chromatography systems and components, sample preparation products, flow analyzers and total organic carbon analyzers, offset in part by a decrease in the sales of continuous monitoring systems and revenue derived from service. Both domestic and international sales increased for the nine months ended September 30, 1998, compared to the same period of 1997.

Gross profit for the third quarter of 1998 was $2,756,000, or 45% of sales, compared to $2,306,000, or 44% of sales, for the same quarter of 1997. The increase in third quarter gross profit was due to the increase in sales, product mix and a decrease in warranty expense. Gross profit through the third quarter of 1998 was $7,937,000, or 45% of sales, compared to $7,678,000, or 47% of sales for the same period of 1997. The increase in year-to-date gross profit dollars was due to the increase in sales volume. The year-to-date gross profit percent decreased due to product mix.

Research and development (R&D) expenses for the third quarter of 1998 were $371,000, or 6% of sales, compared to 1997 third quarter expenses of $427,000, or 8% of sales. Year-to-date R&D expenses through September 30, 1998 were $1,118,000, or 6% of sales, compared to $1,378,000, or 8% of sales, for the same period of 1997. The decreased amount of R&D expense for the third quarter of 1998 and for the nine months ended September 30, 1998, compared to the prior period, was due to fewer personnel and a decrease in the purchase of supplies. In addition, the Company has realized cost reductions in R&D associated with the consolidation of certain R&D and engineering functions related to previously acquired businesses.

Selling, general, and administrative (SG&A) expenses for the third quarter of 1998 increased 16% to $1,776,000, or 29% of sales, compared to $1,527,000, or 29% of sales for 1997. Year-to-date SG&A expenses through September 30, 1998, decreased 2% to $5,052,000, or 29% of sales, compared to $5,181,000, or 32% of sales, for the same period of 1997. Third quarter SG&A expenses increased due to an increase in commission expense, royalties, advertising, number of personnel and costs associated with recruitment of new employees. These increases were offset in part by a decrease in rent expense, contract labor costs and supply purchases. Year-to-date SG&A expenses decreased due to the settlement of certain post-closing matters associated with a prior year asset acquisition, a reduction in rent expense and a decrease in supply purchases. These decreases were partially offset by an increase in commission expense, royalties, the number of personnel, costs associated with the recruitment of new employees and advertising.

Income before taxes for the third quarter of 1998 increased 49% to $739,000, or 12% of sales, from 1997 third quarter results of $497,000, or 10% of sales. Year-to-date income before taxes increased 39% to $2,164,000 through the third quarter of 1998, compared to $1,557,000 for the same period of 1997.

The effective tax rate for the third quarter was 37% for 1998, compared to 36% for 1997. The effective tax rate for the nine months ended September 30 was 37% in 1998 and 35% in 1997. The increase in the effective tax rates for 1998 was due to the mix of sales by state.

Net income for the third quarter 1998 was up 45% to $462,000, or $0.13 per share diluted, compared to $319,000, or $0.08 per share diluted in the same period of 1997. The increase in third quarter net income was due to increased sales, improved gross profit percentage and decreased R&D expense, partially offset by increased SG&A expense. Year-to-date net income increased 35% to $1,356,000, or $0.37 per share (diluted) through the third quarter of 1998, from $1,005,000, or $0.25 per share (diluted) for the same period of 1997. The increase in year-to-date net income was the result of increased sales, decreased SG&A expense, and decreased R&D expense.


Liquidity

Cash and cash equivalents totaled $647,000 as of September 30,
1998, compared to $1,430,000 as of December 31, 1997.   Working
capital, as of September 30, 1998, was $10,493,000, compared to $12,301,000 as of December 31, 1997. The decrease in working capital was primarily due to the purchase of treasury stock and payment for the construction of a new manufacturing facility in College Station. Working capital, as a percentage of total assets, was 54% as of September 30, 1998, compared to 64% as of December 31, 1997. The current ratio was 3.29 to 1 at September 30, 1998, as compared to 4.49 to 1 at December 31, 1997. Total liabilities as a percentage of equity was 33% as of September 30, 1998, compared to 25% as of December 31, 1997.

Net cash flow provided by operating activities for the nine months ended September 30, 1998, was $749,000, compared to $1,017,000 for the same period of 1997. The decrease in cash flow provided by operating activities for the nine months ended September 30, 1998 was primarily due to an increase in inventory and accounts receivable, offset in part by an increase in net income and accounts payable. The increase in accounts receivable was due to the increase in sales. Inventory levels increased as a result of a buildup of GC/MS systems so that the Company might offer more rapid delivery for leases, rentals and sales of these systems. Net cash flow used in financing activities for the nine months ended September 30, 1998 was $2,091,000, compared to $737,000 for the same period of 1997. The increase in cash flow used in financing activities was due to increased purchases of treasury stock. Net cash flow provided by (used in) investing activities for the nine months ended September 30, 1998 was $559,000, compared to ($763,000) for the same period of 1997. The increase in cash flow provided by investing activities was primarily the result of fewer purchases of investments, offset in part by payments for the construction of a new manufacturing facility in College Station.

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


Year 2000 Compliance

Many computer systems experience problems handling dates in and beyond the year 1999. This problem is commonly referred to as the Year 2000 problem. During 1998, the Company began a review of its internal systems and its products for Year 2000 compliance. There are some internal applications that are not Year 2000 compliant, and the Company plans to replace or upgrade these systems by mid-1999. The Company has evaluated its products and believes that most of the products it is currently shipping are Year 2000 compliant. The Company has plans to upgrade the products that are not Year 2000 compliant and anticipates completion of this process during 1999. The Company believes it has no legal obligation to upgrade previously shipped products that are not Year 2000 compliant but may make available for sale to customer's fixes for certain products. No assurances can be made as to this matter.

Based on assessments completed to date and compliance plans in process, the Company does not expect that costs related to the Year 2000 problem will have a material impact on its financial condition. However, if appropriate modifications are not made by the Company's suppliers and service providers on a timely basis, or if the Company's actual costs or timing for the Year 2000 date conversion differ materially from its present estimates, the Company's operations and financial results could be significantly and adversely affected. Some risks associated with the Year 2000 problem are beyond the ability of the Company to control, including the extent that the Company's suppliers and service providers identify and correct potential Year 2000 problems. As a result, the Company may incur unexpected expenditures in connection with Year 2000 compliance.


                      PART II: Other Information

Item 1.  Legal Proceedings:  None
Item 2.  Changes in Securities: None
Item 3.  Defaults upon Senior Securities: None
Item 4.  Submission of Matters to a Vote of Security Holders: None
Item 5. Other Information: Pursuant to the Company's Bylaws, stockholder proposals submitted for consideration at the Company's 1999 Annual meeting of Stockholders must be delivered to the Corporate Secretary no later than March 12, 1999 but no earlier than February 10, 1999. If such timely notice of a stockholder proposal is not given, the proposal may not be brought before the Annual Meeting.
         If timely notice is given but is not accompanied by a written statement to the extent required by applicable securities laws, the Company may exercise discretionary voting authority over proxies with respect to such proposal if presented at the Company's 1999 Annual Meeting of Stockholders.
Item 6.  Exhibits and Reports on Form 8-K: None

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          O.I. CORPORATION
                                            (Registrant)

Date:   October 23, 1998           BY:  /s/ Julie Wright
                                      __________________________
                                       Julie Wright, Controller

Date:   October 23, 1998           BY:  /s/ William W. Botts
                                      ___________________________
                                      William W. Botts, President