Form 10-K405
period 1998-12-31
OI CORP
filed 1999-03-30
CIK 73773

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549


                                FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1998

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

               Common Stock, par value $0.10 per share
               ---------------------------------------
                         (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

The aggregate market value of the voting stock (based upon the March 15, 1999 average of the high and low trade prices of these shares from the National Association of Securities Dealers) of O. I. Corporation held by non-affiliates was approximately $14,552,239.

The number of shares outstanding of each of the issuer's classes of common stock as of March 15, 1999 was 3,353,285.

Item 9 and Part III information is incorporated by reference to the proxy statement for the annual meeting of shareholders to be held May 10, 1999.

                                     PART I


ITEM 1.BUSINESS

GENERAL

O. I. Corporation (the "Company") designs, manufactures, markets, and services products primarily for specialized applications in the analytical instruments markets, including sample preparation, detection, measurement, and monitoring instruments used to analyze chemical compounds. The Company's principal business strategy is to employ its product development capabilities, manufacturing processes, and marketing skills to market niches, which it believes it can successfully penetrate and quickly assume a leading position. Management continually emphasizes product innovation, improvement in quality, product performance, on-time delivery, cost reductions, and other value added activities. The Company seeks growth opportunities through technological and product improvement and by acquiring and developing new products, new markets, and new competencies.


DEVELOPMENT OF THE COMPANY

The Company historically has expanded both through internal development of new products and technologies and through the acquisition of technologies, product lines, market positions, competencies, and businesses. During the past several years, the Company has completed a number of acquisitions that have provided additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution. A summary of each of the Company's strategic acquisitions is set forth below:

          o On January 4, 1994, the Company acquired CMS Research Corporation, headquartered in Birmingham, Alabama. CMS, founded in 1986 by Gary
              D. Sides, is engaged in research, development, manufacturing, and marketing of instrumentation for continuous monitoring systems used for monitoring chemical warfare agents and volatile organic compounds (VOCs).

          o On June 24, 1994, the Company acquired the assets of Floyd Associates, Inc. headquartered in Lake Wylie, South Carolina. Floyd Associates Inc., founded in 1986 by Terry S. Floyd, develops, manufactures, and markets microwave products used to prepare chemical compounds for analyses. Markets for the microwave digestion equipment include environmental, biological, metallurgical, geological, and industrial. Applications include acid digestion of aqueous inorganic samples in accordance with proposed U.S. Environmental Protection Agency (EPA) and other defined methods. Organic sample matrices such as oil, sludge, solvents, and hazardous wastes are also handled by these microwave products.

          o On February 9, 1995, the Company acquired Laboratory Automation, Inc., (LAI) d.b.a. ABC Instruments, headquartered in Columbia, Missouri. LAI was incorporated on May 17, 1993 in the State of Missouri. LAI's products include gel permeation chromatography
              (GPC) systems, Soxtherm (an automated Soxhlet extractor), Integrity 2000 (a solvent purification system), and other solvent recovery systems. GPC is a method of preparing a wide range of samples for analysis and is a common procedure for sample preparation for various industrial and governmental laboratories, including the U.S. Food and Drug Administration (USFDA), U.S. Department of Agriculture (USDA), and USEPA.

          o On May 1, 1996, the Company acquired certain assets of ALPKEM Corporation headquartered in Wilsonville, Oregon, formerly a division of Perstorp Analytical, Inc. ALPKEM designs, manufactures, and markets flow analyzers for ion analysis using Segmented Flow Analyzers (SFA) and Flow Injection Analysis (FIA), Cyanide analyzers, and field portable instruments.

RECENT DEVELOPMENTS

          o On February 1, 1999, the Company acquired certain assets and assumed certain liabilities of General Analysis Corporation (GAC), headquartered in South Norwalk, Connecticut. GAC designs, manufactures, and markets infrared gas and liquid analytical instruments and accessories used in laboratories, in-line and on-line liquid analysis and gas analysis in field monitoring applications.


PRODUCTS

The Company develops, manufactures, markets, and services analytical, monitoring, and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds.

GAS CHROMATOGRAPHY (GC) INSTRUMENTS The Company designs, manufactures, markets, and services components with gas chromatographs, including detectors and sample introduction instruments. Gas chromatography, developed in 1952, is an analytical technique that separates organic compounds based on their unique physical and chemical properties. The use of gas chromatography in a number of diverse applications has led to the continuous development of a broad range of sample introduction and detector devices. Advances in the field are based on technology improvements that provide improved sample introduction, faster analysis, lower level and selective detection, and ease-of-use. GC instruments currently manufactured by the Company include the following:

    Electrolytic Conductivity Detector (ELCD); Photoionization Detector (PID); Flame-Ionization Detector (FID); Tandem PID/ELCD; Tandem PID/FID; Halogen Specific Detector (XSD)TM; Flame Photometric Detector (FPD); Pulsed Flame Photometric Detector (PFPD); Injectors and Inlets; Purge-and-Trap Sample Concentrator (P&T); P&T Autosamplers; and Headspace Sampler; Liquid Autosampler Preconcentration and Thermo Desorption Device; Air Tube Concentrators, Volatile Organic Sample Train (VOST); and Multi-Point Sampling Inlet Module.

GC ANALYZER SYSTEMS The Company integrates GC components with GCs and GC mass spectrometers (MS) to form customized GC analyzer systems including: VOC Analyzers, BTEX (Benzene, Toluene, Ethylbenzene, and Xylenes) Analyzers, Pesticide Analyzers, FBA (Fluorinated By-Products Analyzers), Continuous Emissions Monitoring (CEM), continuous air monitoring analyzers for air toxins and VOCs, Permeating Testing, and Ethyleneoxide Analyzers.

The Company configures GC systems in standard and custom configurations to meet market needs in the laboratory, in the field, and on line. Configured systems can analyze chemical compounds in gas, liquids, or solids matrixes using the appropriate components.

The Company manufactures GCs, and purchases GCs and GC/MSs manufactured by others. The Company procures GC components, GCs, and MSs pursuant to a number of different arrangements, including a Value Added Reseller (VAR) Agreement and Original Equipment Manufacturer (OEM) Agreement with Hewlett-Packard Company.

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

WATER ANALYZERS On-site water measurements of water quality may be performed with the Company's portable Aqua-Check Water Analyzer, which simultaneously measures the pH, conductivity, dissolved oxygen, and temperature of water and aqueous solutions.

FLOW ANALYSIS SYSTEM The Company designs, manufactures, markets, and services Segmented Flow Analyzers (SFA), Flow Injection Analyzers (FIA), and field portable instruments such as The Flow Solution(TM) IV; Flow Solution(TM) 3000; and Cyanide (CN) Analyzer. These instruments perform a wide range of analyses, including the measurement of nitrate, nitrite, phosphate, ammonia, chloride, alkaline, and sulfate in liquids. The Company's CN Analyzer can perform total cyanide analysis in a number of industrial applications including cyanide testing in gold and silver mining, electroplating, metal finishing, and semiconductor operations. The SFA, FIA, and CN Analyzer products may be equipped with autosamplers to enhance productivity.

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


VALUE ADDED RESELLER

The Company is a value-added reseller (VAR) for analytical instruments manufactured by Hewlett-Packard Company (HP). Under the terms of the agreement with HP, the Company purchases HP analytical instruments, including GCs and gas chromatography/mass spectrometers (GC/MSs), integrates them with Company-manufactured components, and markets these analytical systems for environmental analysis to comply with USEPA 500, 600, and 8000 Series Methods, and for other chemical analyses. The Company conducts its own marketing to generate sales leads, obtains customer orders, configures systems, ships, installs, and provides after-sale support. The VAR agreement is subject to renewal annually. Should the VAR not be renewed, the Company believes substitute arrangements for access to GC and GC/MS instruments can be with little or no adverse economic consequence.

SALES BY LOCATION

All of the Company's assets are located in the United States and all sales are conducted in U.S. dollars. There have been no sales or transfers between geographic areas during the last five fiscal years. Estimated net revenue attributable to the United States, export revenue as a group, and the number of countries in which export revenue was generated are as follows:

$ in thousands                1998       1997       1996       1995       1994
--------------------------   -------    -------    -------    -------    -------
Net Revenue:
  United States              $18,732    $16,941    $15,568    $15,110    $16,794
  Export                       4,952      4,689      4,588      2,832      1,562
                             -------    -------    -------    -------    -------

       Total                  23,684     21,630     20,156     17,942     18,356
                             =======    =======    =======    =======    =======

%Revenue:
   Export                         21%        22%        23%        16%         9%
   United States                  79%        78%        77%        84%        91%
                             -------    -------    -------    -------    -------
       Total                     100%       100%       100%       100%       100%
                             =======    =======    =======    =======    =======

Number of countries-export        54         39         35         31         26

Sales to any particular international geographic area did not exceed 10% of revenue for any of the years 1994 to 1998.


MANUFACTURING

The Company manufactures products, using similar techniques and methods, at three locations in the U.S. The Company's manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, and calibration and validation of configured systems. The Company believes that its manufacturing processes are documented in accordance with applicable domestic and international regulations and standards.


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

As of January 1, 1996, instruments sold in Europe are required to have a CE mark. During 1995, 1996, 1997, and 1998, the Company incurred expenses relating to product modification and certification testing to ensure that certain of its products typically sold in Europe comply with CE requirements.


MARKETING

The Company markets and sells analytical components and systems that it produces and purchases for resale, provides on-site support services, and distributes expendables and accessories required to support the operation of products sold. The Company sells its products domestically to end users through a direct sales channel and manufacturers representatives, and internationally through independent manufacturers' representatives and distributors. The Company's marketing program includes advertising, direct mail, seminars, trade shows, telemarketing, and promotion on the Company's Internet web site.

TECHNICAL SUPPORT

The Company's technical support staff provides after-sale support to ensure customer satisfaction. The Company offers training courses, publishes technical information, and provides application support for customers. Products sold by the Company generally include a 90-day to one-year warranty. Customers may also purchase extended warranty contracts that provide coverage after the expiration of the initial warranty. The Company installs and services its products through its field service personnel in the United States and Canada and through distributors and manufacturers' representatives internationally.


RESEARCH AND DEVELOPMENT

The analytical instrumentation industry is subject to rapid changes in technology. The Company's success is heavily dependent on its ability to continually improve its existing products and to introduce new products. Research and development costs, relating to both present and future products, are expensed as incurred, and such expenses were $1,458,000 in 1998, $1,697,000 in 1997, and $1,811,000 in 1996. The Company actively pursues development of potential new products, including custom configured GC systems and components, instrument control and data reporting software systems, dedicated analyzers, microwave systems and other sample preparation products.


PATENTS

The Company holds both United States and international patents and has both U.S. and international patent applications pending. The Company currently holds 29 patents, which expire between the years 2002 and 2015. As a matter of policy, the Company vigorously pursues and protects its proprietary technology positions and seeks patent coverage on technology developments that it regards as material and patentable. While the Company believes that all of its patents and applications have value, it is not dependent on any single patent or application.


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


EMPLOYEES

As of December 31, 1998, the Company had a total of 165 full-time employees. The Company employs scientists and engineers who research and develop potential new products. To protect the Company's proprietary information, the Company has confidentiality agreements with its employees who come in contact with such information. None of the Company's employees are covered by a collective bargaining agreement. Management believes that relations between the Company and its employees are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, positions, and offices, as of February 28, 1999, are as follows:

    NAME                       AGE            POSITION                                DATE ELECTED TO POSITION
    ----                       ---            --------                                ------------------------
William W. Botts               56   President and Chief Executive Officer                       1985
                                    Chairman of the Board                                       1986

Mark G. Whiteman               45   Vice President/General Manager                              1997

Jane A. Smith                  50   Vice President/Corporate Secretary                          1990

Prior to joining the Company, William W. Botts was Executive Vice President and Chief Operating Officer of The Brandt Company, a privately owned oil field service company headquartered in Houston, Texas, which was sold to TRW, Inc. in August 1982. At that time, he was named Vice President and General Manager of the Brandt Division of TRW Inc., a position he held until he joined the Company as President and Chief Operating Officer on February 1, 1985. Mr. Botts was named Chief Executive Officer of the Company on July 19, 1985, and Chairman of the Board of Directors of the Company on May 26, 1986.

Mark G. Whiteman was employed by the Company in March 1997 as Vice President/General Manager. He was employed by Scott Specialty Gases as Eastern Region Vice President/General Manager from 1994 to 1997. Prior to that, he was employed with E.I. DuPont for 19 years where he held a variety of management positions.

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

BACKLOG - OPEN ORDERS

The Company's backlog of orders on December 31, 1998 was approximately $2,383,000, compared to $3,575,000 as of December 31, 1997, and $3,366,000 as of
December 31, 1996. The decrease in the backlog at December 31, 1998 as compared to December 31, 1997 was due to a shipment during 1998 of a large order that was in the backlog as of December 31, 1997. The Company's policy is to include in its backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors. The Company anticipates that substantially all of its present backlog of orders will be shipped or completed during 1999.


CUSTOMERS

The Company's customers include various military agencies of the U.S. government, industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities and environmental testing laboratories, and beverage bottlers and chiller-refrigerant companies. No single customer accounted for more than 10% of revenue in 1998, 1997, or 1996. Federal, state, and municipal governments accounted for 31% of revenue in 1998, 35% in 1997, and 27% in 1996. Export sales accounted for 21% of revenue in 1998, compared to 22% in 1997, and 23% in 1996.


--------------------------------------------------------------------------------
ITEM 2.  PROPERTIES

The Company owns approximately 68,650 sq. ft. of office, engineering, laboratory, and production space in College Station, Texas and leases approximately 19,715 sq. ft. of office, engineering, laboratory, production, and warehouse space in Alabama, Missouri, Oregon, and Texas. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any of its leases are not extended.

The Company's headquarters, research, and manufacturing operations occupy approximately 68,650 sq. ft. of space located on 11.29 acres of land in College Station, Texas. The Company rents and uses for storage a 4,500 sq. ft. facility on a separate tract of land within eight miles of the Company's headquarters.

The Company leases approximately 9,490 sq. ft., in Hoover, a subdivision of Birmingham, Alabama on a month-to-month basis; approximately 3,200 sq. ft. in Columbia, Missouri under a lease expiring in July 1999; and approximately 2,500 sq. ft. in Beaverton, Oregon, under a lease expiring in May 2001.


--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company has received, and in the future may receive, notice of claims against it, which in some instances have developed, or may develop, into lawsuits. Management does not expect any claim pending to have a material adverse effect on the consolidated financial position and results of operations of the Company.


--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                 PART II

--------------------------------------------------------------------------------
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK MARKET INFORMATION The Company's common stock trades on the NASDAQ Stock Market under the symbol: OICO. Information below is contained in a statistical report obtained from the National Association of Securities Dealers, Inc. (NASD). The ranges of high and low trade prices for the Company's common stock for 1998 and 1997 were as follows:

                              1998                  1997
 ----------------------------------------------------------------
                        High        Low        High       Low
 First Quarter         4-5/8       4          4-1/8      3-3/8
 Second Quarter        5-1/2       4-1/8      4-3/4      3-5/8
 Third Quarter         5-1/4       4-9/32     4-5/8      3-7/8
 Fourth Quarter        6-7/16      4          5-3/16     4

 NOTE: The above quotations represent prices between dealers, do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.


DIVIDENDS The Company has never paid dividends, and management does not anticipate paying any dividends in the near future.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK As of March 15, 1999, there were approximately 972 holders of record of the Company's common stock.

--------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA

($ in thousands except per share amounts)     1998          1997          1996          1995          1994
                                           ----------    ----------    ----------    ----------    ----------
Income statement data:

Net revenue                                $   23,684    $   21,630    $   20,156    $   17,942    $   18,356
Income before income taxes                      2,859         2,035         1,469         1,507         2,131
Net income                                      1,822         1,393         1,003         1,023         1,545

Diluted earnings per share                 $     0.50    $     0.35    $     0.24    $     0.24    $     0.37

Balance sheet data:
Total assets                               $   18,828    $   19,100    $   19,186    $   17,700    $   15,979
Working capital                                10,028        12,300        12,391        11,855        11,156
Shareholders' equity                           14,744        15,284        14,961        14,212        12,882

Common size income statement data:
Net revenue                                     100.0%        100.0%        100.0%        100.0%        100.0%
Cost of revenue                                  53.9          53.4          50.0          51.5          55.2

                                           ----------    ----------    ----------    ----------    ----------
   Gross profit                                  46.1          46.6          50.0          48.5          44.8



Selling, general, and administrative             30.0          31.8          31.7          30.7          25.5
Research and development                          6.1           7.9           9.0          10.8           9.9
Patent litigation expense                         0.0           0.2           4.5           1.6           0.0
                                           ----------    ----------    ----------    ----------    ----------

   Operating income                              10.0           6.7           4.8           5.4           9.4
Other income (expense), net                       2.1           2.7           2.5           3.0           2.2
                                           ----------    ----------    ----------    ----------    ----------

   Income before income taxes                    12.1           9.4           7.3           8.4          11.6
Provision for income taxes                        4.4           3.0           2.3           2.7           3.2
                                           ----------    ----------    ----------    ----------    ----------

   Net income                                     7.7%          6.4%          5.0%          5.7%          8.4%
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

SUMMARY Net revenue increased 9% in 1998, compared to 1997, while net income was up 31% for the same period. The Company's financial position as of December 31, 1998 reflects a decrease in working capital to $10,028,000, compared to $12,300,000 at December 31, 1997. Diluted earnings per share were $0.50 in 1998, $0.35 in 1997, and $0.24 in 1996.

REVENUE Net revenue was $23,684,000 in 1998, compared to $21,630,000 in 1997, and $20,156,000 in 1996. Export revenue increased 6% to $4,952,000 in 1998, while domestic revenue increased 11% to $18,732,000. In 1997, export revenue increased 2% to $4,689,000 and domestic revenue increased 9% to $16,941,000.

Sales of TOC analyzers increased in 1998 compared to 1997 due to improving demand in the pharmaceutical market and the enhancement of the Company's Combustion TOC Analyzer to serve the wastewater market. Sales of TOC analyzers were flat in 1997 compared to 1996 due to slower sales in certain markets and delays in the shipment of the Company's newly-introduced Combustion TOC analyzer.

Microwave product sales increased in 1998 due to increasing demand in international markets. The Company believes it has continued to improve the performance, reliability, and value to the customer of its closed-vessel microwave system. Microwave product sales were flat from 1996 to 1997 due to a delay in product redesign of the closed-vessel microwave system and price competition for the Company's private label, open-vessel microwave system. During 1998, the Company stopped marketing the private label, open-vessel microwave system and terminated the agreement with the supplier.

Sales of GC components and systems increased in 1998 primarily due to an increase in the sale of continuous emissions monitoring (CEMs) systems and increases in the sale and lease of GC/MS systems configured with the Company's sample inlet systems. Previously, the GC/MS system sold by certain of the Company's competitors displaced GC systems offered by the Company that included selective detectors manufactured by the Company. By offering GC/MS systems, the Company believes it has recognized and addressed the trend in environmental testing to perform tests using MS detectors, rather than selective detectors. GC/MS systems sales have less value added by the Company than GC systems configured with the Company's selective detector; accordingly, gross profit margins are reduced to the extent that GC/MS systems sales increase and sales of GC systems with Company-manufactured, selective detectors decrease. Sales of GC components and systems increased from 1996 to 1997 for the reasons stated above. CEM system sales increased in 1998 compared to 1997 due primarily to U.S. government purchases of chemical warfare agent monitoring systems. The ratification of the Chemical Weapons Convention Treaty by the U.S. in mid-1997 appears to have provided momentum for a number of government agencies to commence programs requiring chemical warfare agent monitoring systems. Sales of CEM systems also increased from 1996 to 1997 due to U.S. government purchases of chemical warfare agent monitoring systems.

Sales of flow analyzer products decreased in 1998 due to a decline in sales of aftermarket parts, offset in part by an increase in equipment sales. Sales of flow analyzer products increased in 1997 due to only eight months of sales of such products being included in 1996. On an annualized basis, flow analyzer revenues decreased in 1997 compared to 1996 due to the effect of lower sales in environmental testing and loss of sales momentum resulting from the change in ownership and management in the ALPKEM acquisition.

Leasing sales decreased slightly in 1998 compared to 1997, which increased from 1996. Leases are generally three to four years and allow customers to manage their cash outflow against the income generated by their instruments. The Company files Uniform Commercial Code documents in conjunction with each lease to protect its interest in the equipment. As of December 31, 1998, the Company had $1,035,000 in its investment in sales-type lease portfolios compared to $890,000 as of December 31, 1997, and $613,000 as of December 31, 1996. The
average effective interest rate of the leases is 9.5%.

International revenues increased 6% to $4,952,000 in 1998 compared to $4,689,000 in 1997, and $4,588,000 in 1996. International revenues as a percent of total revenue was 21% for 1998, compared to 22% in 1997 and 23% in 1996. The Company had 66 distributors and representatives in 39 countries at December 31, 1998, compared to 77 distributors and representatives in 39 countries at December 31, 1997 and 77 distributors and representatives in 37 countries at December 31, 1996.

GROSS PROFIT Gross profit was 46% in 1998, compared to 47% in 1997, and 50% in 1996. During 1998 gross profit decreased due to an increase in sales of GC/MS systems, which are lower margin products and an increase in the cost of service revenue. During 1997 gross profit decreased due to an increase in warranty expense and an increase in sales of GC/MS systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general, and administrative (SG&A) expenses were $7,093,000 in 1998, or 30% of revenue, compared to $6,880,000, or 32% of revenue in 1997, and $6,404,000, or 32% of revenue in 1996. The increase in SG&A expenses from 1997 to 1998 resulted from higher commissions and royalties due to the increase in sales, increased costs of recruitment of new employees, an increase in the accrual for certain discretionary employee benefits and expenses associated with the consolidation of certain operations. The increases were offset in part by the settlement of certain post-closing matters associated with a prior year asset acquisition and a decrease in rent due to the consolidation of certain operations. The terms of the asset acquisition settlement agreement resulted in the Company purchasing 100,000 shares of the Company's common stock for $2.20 per share from the seller of the assets. At the time of the settlement, the market value of the Company's common stock was $5.00 per share. The $280,000 difference between the market value and the purchase price of the Company's common stock received by the Company in the settlement has been accounted for as a recovery of legal fees and other excess operating costs incurred in connection with the acquisitions, reducing SG&A expense during 1998. The increase in SG&A expenses from 1996 to 1997 resulted from higher commissions due to the increase in sales, the addition of a vice president/general manager, and an increase in travel expenses. Other expenses such as salaries, rent, utilities, and telephone increased due to the acquisition of ALPKEM. ALPKEM expenses were included for eight months of 1996 and for the full year of 1997.

RESEARCH AND DEVELOPMENT EXPENSES Research and development (R&D) expenditures amounted to $1,458,000, or 6% of revenue in 1998, compared to $1,697,000, or 8% of revenue in 1997, and $1,811,000, or 9% of revenue in 1996. R&D expenses decreased from 1997 to 1998 due to fewer personnel and a decrease in the purchase of supplies. R&D and engineering for some of the businesses acquired by the Company have been consolidated to achieve cost reduction and improved productivity. R&D expenses decreased from 1996 to 1997 due to fewer personnel, offset in part by an increase in the purchase of supplies used in the design of products.

PATENT LITIGATION EXPENSES No patent litigation expense was incurred in 1998, compared to $49,000, or less than 1% of revenue, in 1997 and $901,000, or 5% of revenue, in 1996. The decrease in expense from 1997 to 1998 and from 1996 to 1997 was due to the conclusion of a patent infringement claim by the Company against The Tekmar Company during 1997.

INTEREST INCOME Interest income decreased 7% to $436,000 in 1998 from $468,000 in 1997, which increased 18% from $398,000 in 1996. The decrease in interest income from 1997 to 1998 was due to a decrease in cash, cash equivalents, and investments during 1998. This decrease in cash was due to the purchase of treasury stock and payment for a facility expansion at the College Station location. The increase in interest income from 1996 to 1997 was due to an increase in cash and cash equivalents during 1997.

INCOME BEFORE INCOME TAXES Income before income taxes increased 40% to $2,859,000, or 12% of revenue in 1998 from $2,035,000, or 9% of revenue in 1997, which increased 39% from $1,469,000, or 7% of revenue in 1996. Income before tax increased in 1998 compared to 1997 due to the increase in sales and decrease in R&D expense, offset in part by an increase in SG&A expense and a decrease in interest income. Income before tax increased in 1997 compared to 1996 due to the decrease in patent litigation and the increase in interest income.

PROVISION FOR INCOME TAXES The Company's effective income tax rate was 36% in 1998 and 32% in 1997 and 1996. The income tax rate increased due to the mix of sales by state.

NET INCOME Net income increased 31% to $1,822,000, or 8% of revenue for 1998, compared to $1,393,000, or 6% of revenue for 1997, which increased 39% from $1,003,000, or 5% of revenue for 1996.

BASIC AND DILUTED EARNINGS PER SHARE Basic earnings per share were $0.51 for 1998, compared to $0.36 for 1997 and $0.24 for 1996 computed based on 3,560,818 shares outstanding for 1998, 3,924,128 in 1997, and 4,097,463 in 1996. Diluted earnings per share were $0.50 for 1998, compared to $0.35 for 1997 and $0.24 for

1996 computed based on 3,641,434 shares outstanding for 1998, 3,991,911 in 1997, and 4,146,777 in 1996. The declining number of shares outstanding is attributable to the Company's stock repurchase program, on which it expended $2,446,000, $950,000, and $640,000 for 1998, 1997, and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES The Company considers a number of liquidity measures that aid in measuring the Company's ability to meet its financial obligations. Such ratios, working capital, and changes in cash and cash equivalents as of the end of the Company's last three years are as follows:

($ in thousands)                               1998            1997         1996
 -------------------------------------------------------------------------------

                               LIQUIDITY MEASURES


Ratio of current assets to current liabilities     3.6          4.5          4.2
Total liabilities to equity                        28%          25%          28%
Days sales in accounts receivable                   52           60           71
Average annual inventory turnover                  2.9          3.1          3.2
Working capital                               $ 10,028     $ 12,300     $ 12,391


                      CHANGES IN CASH AND CASH EQUIVALENTS

Net cash provided by (used in):
 Operating activities                         $ 1,551     $  1,721     $    511
 Investing activities                             918       (1,343)      (3,447)
 Financing activities                          (2,362)        (911)        (604)

Net increase (decrease) in:
 Cash and cash equivalents                    $   107     $   (533)    $ (3,540)
Cash and cash equivalents:
 Beginning of year                              1,430        1,963        5,503
 End of year                                    1,537        1,430        1,963


Working capital decreased 18%, or $2,272,000, to $10,028,000 in 1998, compared to $12,300,000 in 1997 and $12,391,000 in 1996. The current ratio of 3.6 for
1998 was down from 4.5 for 1997, primarily due to an increase in accrued liabilities and a decrease in cash and investments caused by payments for a facility expansion in College Station and the purchase of treasury stock. The 1997 current ratio of 4.5 was up from 4.2 in 1996 primarily due to a decrease in accrued legal expenses and other accrued liabilities. The Company's cash position increased to $1,537,000 in 1998 from $1,430,000 in 1997, primarily due to the maturity of investments, offset in part by the purchase of treasury stock and payments for the construction of a new facility in College Station. Average annual inventory turnover was lower at 2.9 in 1998, compared to 3.1 in 1997 and
3.2 in 1996 due primarily to an increase in finished goods inventory over the three years in order to provide faster delivery to customers. The number of days of sales in accounts receivable decreased to 52 days in 1998, from 60 days in 1997, and 71 days in 1996, due to continued focus on collections. Current liabilities increased to $3,857,000 in 1998 from $3,524,000 in 1997 due primarily to an increase in unearned revenue and an increase in for CE testing activity near year-end. Total liabilities represented 28% of equity in 1998, compared to 25% in 1997 and 28% in 1996.

Net cash flow provided by operating activities for 1998 was $1,551,000, compared to $1,721,000 in 1997 and $511,000 in 1996. The decrease in cash flow from operations in 1998 was primarily due to an increase in inventory, offset in part by a decrease in accounts receivable, an increase in accrued liabilities and an increase in net income. The increase in cash flow from operations in 1997 compared to 1996 was primarily due to a decrease in accounts receivable and an increase in net income, offset in part by a decrease in accounts payable. All working capital account changes for 1996 are net of the effect of the purchase of ALPKEM. Net cash flow provided by

(used in) investing activities for 1998 was $918,000, compared to ($1,343,000) in 1997, and ($3,447,000) in 1996. The increase in cash flow provided by investing activities during 1998 was due to the maturity of investments, offset in part by the purchase of fixed assets and payment for the facility expansion in College Station. The decrease in cash flow used in investing activities from 1996 to 1997 was due to the acquisition of ALPKEM in 1996 and no acquisitions in 1997. Net cash flow used in financing activities was $2,362,000 in 1998, compared to $911,000 in 1997, and $604,000 in 1996. The increase in cash flow used in financing activities in 1998 and 1997 was due to increased purchases of treasury stock.

The Company has historically been able to fund working capital and capital expenditures from operations, and expects to be able to finance its 1999 working capital requirements from cash on hand and funds generated from operations.

YEAR 2000

Year 2000 Issue. Many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and the dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the Company due to the Company's direct dependence on its own applications, equipment, and systems and indirect dependence on those of other entities with which the Company must interact.

Compliance Program. In order to address the Year 2000 issue, the Company established during 1998 a project team to assure that key automated systems and related processes will remain functional through year 2000. The team will address the project in the following stages: (i) awareness, (ii) assessment,
(iii) remediation, (iv) testing and (v) implementation of the necessary modifications. The key automated systems consist of (a) project estimating, management and financial systems applications, (b) hardware and equipment, (c) embedded chip systems and (d) third-party developed software. The evaluation of the Year 2000 issue includes the evaluation of the Year 2000 exposure of third parties material to the operations of the Company.

Company State of Readiness. The awareness phase of the Year 2000 project has begun with a corporate-wide awareness program , which will continue to be updated throughout the life of the project. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting the Company or any of its business units are or will be modified to be Year 2000 compliant. To date, the Company does not expect that responses from such third parties will be conclusive. As a result, management cannot predict the potential consequences if these or other third parties are not Year 2000 compliant. The exposure associated with the Company's interaction with third parties is also currently being evaluated. Through the awareness program, the Company has determined that some internal applications are not Year 2000 compliant. The Company plans to replace or upgrade these systems by mid-1999. The Company has evaluated its products and believes that most of the products it is currently shipping are Year 2000 compliant. The Company has plans to upgrade the products that are not Year 2000 compliant and anticipates completion of this process during 1999. The Company believes it has no legal obligation to upgrade previously shipped products that are not Year 2000 compliant. It may make available for sale compliance fixes for certain products.

Management expects that the remediation, testing, and implementation phases will be completed prior to the Year 2000.

Costs to Address Year 2000 Compliance Issues. While the total cost to the Company of the Year 2000 project is still being evaluated, management currently estimates that the costs to be incurred by the Company in 1999 and 2000 associated with assessing and testing applications, hardware and equipment, embedded chip systems, and third party developed software will be less than $150,000. To date, the Company has not expended significant funds related to its Year 2000 compliance assessment.

Risk of Non-Compliance and Contingency Plans. The major applications which pose the greatest Year 2000 risks for the Company if implementation of the Year 2000 compliance program is not successful are the Company's systems, financial systems applications and related third-party software. Potential problems if the Year 2000 compliance program is not successful include disruptions of the Company's revenue gathering from and distribution to its customers and vendors and the inability to perform its other financial and accounting functions.

The goal of the Year 2000 project is to ensure that all of the critical systems and processes, which are under the direct control of the Company, remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans will be developed to respond to any failures as they may occur. Such contingency and business plans are scheduled to be completed during 1999. Because the Company's internal systems are PC-based, management does not expect the costs to the Company of the Year 2000 project to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, based on information available at this time, the Company cannot conclude that any failure of the Company or third parties to achieve Year 2000 compliance will not adversely affect the Company.

RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

CHANGING PRICES/EFFECT OF INFLATION The Company believes that competition based on price is the significant factor affecting its customers' buying decisions. There is no assurance that the Company can pass along cost increases in the form of price increases or sustain profit margins that have been achieved in prior years. Inflation has not had a material impact on the Company's operations. The prices of some components purchased by the Company have increased in the past several years due in part to decreased volume. Certain other material and labor costs have increased, but the Company believes that such increases are approximately consistent with overall inflation rates.

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

POSSIBLE ADVERSE EFFECT FROM DEPENDENCE ON SALES TO THE U.S. GOVERNMENT The Company's customers include various government agencies and public and private research institutions, which accounted for 31% of the Company's sales in 1998. The capital spending of these entities can have a significant effect on the demand for the Company's products. Such spending is based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, public policy, political trends, and the effects of different economic cycles. Any decrease in capital spending by any of the customer groups that account for a significant portion of the Company's sales could have a material adverse effect on the Company's business and results of operations.

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

POSSIBLE ADVERSE IMPACT OF SIGNIFICANT INTERNATIONAL SALES Sales outside the United States accounted for approximately 21% of the Company's revenues in 1998. The Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand; export licenses, if required, may be difficult to obtain and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

COMPETITION The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that the principal competitive factors affecting the market for its products include product performance, price, reliability, and customer service. The Company's competitors include large multinational corporations and their operating units. Most of the Company's competitors have substantially greater financial, marketing, and other resources than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development or ability to discover new technologies will be sufficient to enable it to compete effectively with its competitors.

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

POTENTIAL FAILURE OF COMPUTER SYSTEMS TO RECOGNIZE YEAR 2000 The Company is dependent on its computer software programs and operating systems in operating its business. The Company also depends on the proper functioning of computer systems of third parties, such as vendors and clients. The failure of any of these systems to appropriately interpret the upcoming calendar year 2000 could have a material adverse effect on the Company's financial condition, results of operations, cash flows and business prospects. The Company is currently identifying its own applications that will not be Year 2000 compliant and taking steps to determine whether third parties are doing the same. In addition, the Company is implementing a plan to prepare its computer systems to be Year 2000 compliant by December 31, 1999.

The inability to remedy the Company's Year 2000 problems or the failure of third parties to do so may cause business interruptions or shutdown, financial loss, regulatory actions, reputational harm and/or legal liability. There can be no assurance that the Company's Year 2000 program will be effective or that the Company's estimates about the timing and cost of completing its program will be accurate. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Year 2000."

MARKET RISK The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks.

The fair value of the Company's investments in debt securities at December 31, 1998 was $2,776,814. See Note 3 for further information regarding these instruments. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized until the investments are sold.


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


    /s/ Julie A. Wright
--------------------------------
Julie A. Wright, Controller


    /s/ William W. Botts
--------------------------------
William W. Botts, President/CEO


Date:      March 24, 1999
--------------------------------

                    REPORT OF INDEPENDENT ACCOUNTANTS


THE BOARD OF DIRECTORS AND STOCKHOLDERS OF  O. I. CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of O. I. Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Houston, Texas
January 22, 1999, except as to note 14,
  which is as of February 1, 1999

                                O. I. CORPORATION
                           CONSOLIDATED BALANCE SHEET



                                                                                                  December 31,
                                                                                           ----------------------------
                                                                                                1998            1997
                                                                                           ------------    ------------

                                          ASSETS

Current assets:
   Cash and cash equivalents                                                               $  1,536,548    $  1,429,780
   Investments                                                                                2,771,565       5,709,517
   Accounts receivable-trade, net of allowance for doubtful
      accounts of $215,917 and $255,637, respectively                                         3,361,305       3,570,489
   Investment in sales-type leases                                                              459,184         358,115
   Inventories                                                                                4,917,268       3,777,778
   Deferred income tax assets                                                                   537,401         667,069
   Other current assets                                                                         302,333         311,987
                                                                                           ------------    ------------
      Total current assets                                                                   13,885,604      15,824,735
Property, plant and equipment, net                                                            3,620,389       1,459,049
Investment in sales-type leases, net of current                                                 575,600         531,489
Long-term investments                                                                                 0         434,818
Other assets                                                                                    747,154         849,510
                                                                                           ------------    ------------

Total assets                                                                               $ 18,828,747    $ 19,099,601
                                                                                           ============    ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                                                 $  1,198,271    $  1,225,080
   Accrued liabilities                                                                        2,659,023       2,299,169
                                                                                           ------------    ------------
      Total current liabilities                                                               3,857,294       3,524,249
                                                                                           ------------    ------------
Deferred income taxes                                                                           227,612         291,569
                                                                                           ------------    ------------
Commitments and contingencies (Note 12)
                                                                                           ------------    ------------

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,000,000 shares authorized, no shares issued and outstanding
   Common stock, $0.10 par value, 10,000,000 shares authorized,
      4,103,377 shares issued                                                                   410,338         410,338
   Additional paid-in capital                                                                 4,373,896       4,379,862
   Treasury stock, 754,334 and 249,493 shares, respectively, at cost                         (3,328,173)       (971,763)
   Retained earnings                                                                         13,287,780      11,465,346
                                                                                           ------------    ------------
                                                                                             14,743,841      15,283,783
                                                                                           ------------    ------------
Total liabilities and stockholders' equity                                                 $ 18,828,747    $ 19,099,601
                                                                                           ============    ============


    The accompanying notes are an integral part of these financial statements.

                                O. I. CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME


                                                             Years Ended December 31,
                                                  --------------------------------------------
                                                      1998            1997            1996
                                                  ------------    ------------    ------------

Net revenue                                       $ 23,683,685    $ 21,630,245    $ 20,156,448
Cost of revenue                                     12,764,748      11,554,442      10,076,740
                                                  ------------    ------------    ------------
   Gross profit                                     10,918,937      10,075,803      10,079,708

Selling, general and administrative expenses         7,093,192       6,880,026       6,403,810
Research and development expenses                    1,458,326       1,696,688       1,811,403
Patent litigation expense                                    0          48,653         900,951
                                                  ------------    ------------    ------------
   Operating income                                  2,367,419       1,450,436         963,544
Other income (expense):
   Interest income                                     436,147         467,782         398,095
   Other income                                         55,505         116,626         106,930
                                                  ------------    ------------    ------------
       Income before income taxes                    2,859,071       2,034,844       1,468,569
Provision for income taxes                          (1,036,637)       (642,252)       (465,147)
                                                  ------------    ------------    ------------

      Net income                                  $  1,822,434    $  1,392,592    $  1,003,422
                                                  ============    ============    ============

Basic earnings per share                          $       0.51    $       0.36    $       0.24
                                                  ============    ============    ============

Diluted earnings per share                        $       0.50    $       0.35    $       0.24
                                                  ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                                O. I. CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                             Years Ended December 31,
                                                                                   --------------------------------------------
                                                                                       1998            1997            1996
                                                                                   ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                                      $  1,822,434    $  1,392,592    $  1,003,422
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                                   410,617         570,010         576,589
        Deferred income taxes                                                            65,711          48,086         (39,586)
        Gain on disposition of property                                                 (10,219)        (45,589)         (6,639)
   Changes in assets and liabilities,
        net of the effect of the purchase of
        ALPKEM (1996):
         Accounts receivable                                                            209,185         357,660        (654,979)
         Inventories                                                                 (1,139,491)          2,175        (757,104)
         Other assets                                                                  (135,526)       (289,674)       (111,863)
         Accounts payable                                                               (31,809)        (83,395)        458,778
         Accrued liabilities                                                            359,855        (230,943)         42,850
                                                                                   ------------    ------------    ------------
Net cash provided by operating activities                                             1,550,757       1,720,922         511,468
                                                                                   ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of property, plant, and equipment                                          (504,148)       (320,986)       (299,540)
   Construction in progress                                                          (2,023,006)        (83,998)              0
   Proceeds from sale of assets                                                          43,882         124,076          18,900
   Purchase of ALPKEM                                                                         0               0        (526,743)
   Purchase of investments                                                           (2,355,129)     (7,757,298)     (8,710,000)
   Maturity of investments                                                            5,703,000       6,682,000       6,124,000
   Change in other assets                                                                53,787          12,776         (53,949)
                                                                                   ------------    ------------    ------------
Net cash provided by (used in) investing activities                                     918,386      (1,343,430)     (3,447,332)
                                                                                   ------------    ------------    ------------

Cash flows from financing activities:
   Purchase of treasury stock                                                        (2,446,240)       (949,713)       (640,182)
   Proceeds from issuance of common stock                                                83,865          38,827          35,898
                                                                                   ------------    ------------    ------------
Net cash provided by (used in) financing activities                                  (2,362,375)       (910,886)       (604,284)
                                                                                   ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                                    106,768        (533,394)     (3,540,148)
Cash and cash equivalents:
   Beginning of year                                                                  1,429,780       1,963,174       5,503,322
                                                                                   ------------    ------------    ------------
   End of year                                                                     $  1,536,548    $  1,429,780    $  1,963,174
                                                                                   ============    ============    ============

Supplemental disclosures of cash flow information:
Cash paid during year for:
      Interest                                                                     $        307    $     12,241    $        594
      Income taxes                                                                      832,200         883,519         567,039


   The accompanying notes are an integral part of these financial statements.

                                O. I. CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                     Common Stock          Additional
                                                               ------------------------      Paid-in       Treasury       Retained
                                                                Shares         Amount        Capital         Stock        Earnings
                                                               ---------    -----------    -----------    -----------    -----------
Balance, December 31, 1995                                     4,116,129    $   411,613    $ 4,730,669    $         0    $ 9,069,332

   Purchase of 220,629 shares of treasury stock                                                              (640,182)

   Issuance of common and 73,083
   treasury shares in conjunction
   with the acquisition of ALPKEM                                 26,917          2,692        144,955        202,353

   Issuance of 110,000 shares from
   treasury for exercise of stock options                                                     (290,625)       309,375

   Issuance of 5,064 shares from treasury
   to Employee Stock Purchase Plan                                                               1,662         15,486

   Net income
                                                                                                                           1,003,422
                                                               ---------    -----------    -----------    -----------    -----------
Balance, December 31, 1996                                     4,143,046        414,305      4,586,661       (112,968)    10,072,754
   Purchase of 243,233 shares
   of treasury stock                                                                                         (949,713)

   Shares cancelled                                              (39,669)        (3,967)      (154,709)

   Issuance of 2,256 shares from treasury
   for directors' compensation                                                                     245          7,755

   Issuance of 21,001 shares from treasury
   for exercise of stock options                                                               (54,218)        72,972

   Issuance of 2,965 shares from treasury
   to Employee Stock Purchase Plan                                                               1,883         10,191

   Net income                                                                                                              1,392,592
                                                               ---------    -----------    -----------    -----------    -----------
Balance, December 31, 1997                                     4,103,377        410,338      4,379,862       (971,763)    11,465,346

   Purchase of 529,768 shares
   of treasury stock                                                                                       (2,446,240)

   Issuance of 21,034 shares from treasury
   for exercise of stock options                                                               (11,040)        75,718

   Issuance of 3,893 shares from treasury
   to Employee Stock Purchase Plan                                                               3,353         14,112

   Tax benefit associated with exercised options                                                 1,721

   Net income                                                                                                              1,822,434
                                                               ---------    -----------    -----------    -----------    -----------
Balance, December 31, 1998                                     4,103,377    $   410,338    $ 4,373,896    $(3,328,173)   $13,287,780
                                                               =========    ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

O. I. CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

O. I. Corporation (the Company) was organized in 1969. The Company designs, manufactures, markets, and services products primarily for specialized applications in the analytical instruments markets, including sample preparation, detection, measurement, and monitoring instruments used to analyze chemical compounds.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION Revenue and the related cost of sales are generally recognized upon shipment of goods or provision of service with no substantial right of return.

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

DEMONSTRATION EQUIPMENT The demonstration of the Company's products is often required prior to a customer's purchase. The Company makes available certain equipment for use in demonstration, believing that a successful demonstration will promote the customer's purchase of the equipment. Equipment used in demonstration is classified as inventory and is depreciated to a zero value in a six-month period from the date of being used in a customer demonstration.

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

The Company sells its products to large corporations, environmental testing laboratories, and governmental agencies. The majority of its customers are located in the United States and all sales are denominated in the U.S. dollar. Concentrations of credit risk with respect to trade receivables are limited due to the financial stability of the customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers to minimize credit risk. As of December 31, 1998 and 1997, the Company had no significant concentrations of credit risk related to accounts receivable. However, agencies of the U.S. government constitute a significant percent of the Company's sales. Any federal budget cuts affecting the chemical warfare programs or the USEPA may have a negative impact on the Company's future sales.

EARNINGS PER SHARE The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding. The weighted average of shares used in the basic earnings per share calculation was 3,560,818 in 1998, 3,924,128 in 1997, and 4,097,463 in 1996. The weighted average number of shares used in the diluted earnings per share computation was 3,641,434 in 1998, 3,991,911 in 1997, and 4,146,777 in 1996. At December 31,
1998, 1997, and 1996 options to acquire 31,000, 152,200, and 148,500 shares at weighted average exercise prices of $11.68, $5.98, and $5.90 respectively, were not included in the computations of dilutive earnings per share as the options' exercise price was greater than the average market price of the common shares.

COMPREHENSIVE INCOME Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), Reporting Comprehensive Income. This statement established standards for reporting and display of comprehensive income and its components. Net income is the Company's only component of comprehensive income.

SEGMENT DATA During 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise; replacing the "industry segment" approach with the "management approach." The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company believes it operates in one reportable segment as defined by FAS 131. The adoption of FAS 131 did not affect results of operations or the financial position of the Company.

USE OF ESTIMATES The preparation of financial statements in accordance with generally accepted accounting principles requires the use of management estimates and judgments.

RECENT PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133") Accounting for Derivative Instruments and Hedging Activities. FAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments. The Company has historically not engaged in significant derivative instrument activity. Adoption of FAS 133 is not expected to have a material effect on the Company's financial position or operational results.

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

--------------------------------------------------------------------------------
NOTE 3:  INVESTMENTS

Investments considered held to maturity at December 31, 1998, consist of the following:

                                                                         Gross                    Gross
                                    Amortized          Market           Unrealized               Unrealized
                                      Cost              Value          Holding Gains           Holding Losses
                                   -----------      -----------        -------------           --------------
Short-term corporate bonds         $ 2,771,565      $ 2,776,814        $       5,249           $            0


All of the investments at December 31, 1998 are scheduled to mature in 1999. Market value is based upon quoted market prices for the investments.


Short-term investments at December 31, 1997, consisted of the following:

                                                                             Gross                Gross
                                     Amortized            Market           Unrealized           Unrealized
                                        Cost              Value           Holding Gains       Holding Losses
                                  ------------       ------------        --------------        -------------
Short-term corporate bonds        $  5,709,517       $  5,712,909        $        4,815        $      (1,423)

Long-term corporate bonds              434,818            435,179                   417                  (56)
                                   ------------       ------------        --------------        -------------
Total corporate bonds             $  6,144,335       $  6,148,088        $        5,232        $      (1,479)

--------------------------------------------------------------------------------
NOTE 4:  NET INVESTMENT IN SALES-TYPE LEASES

The following sets forth the components of the net investment in sales-type leases as of December 31, 1998:

         Future minimum lease payments to be received are:

                                  1999               $    459,184
                                  2000                    364,086
                                  2001                    197,936
                                  2002                     13,578
                                                      -----------
                                                        1,034,784

         Less:  amount relating to interest               111,768
                                                       ----------
         Present value of minimum lease
         payments to be received                     $    923,016
                                                       ==========

--------------------------------------------------------------------------------
NOTE 5:  INVENTORIES

Inventories, which include material, labor, and overhead, on December 31, 1998 and 1997, consist of the following:

                                      1998           1997
                                 ------------   ------------

         Raw materials           $  2,041,218   $  2,137,979
         Work-in-process              809,917        624,650
         Finished goods             2,066,133      1,015,149
                                 ------------   ------------

                                 $  4,917,268   $  3,777,778
                                 ============   ============

--------------------------------------------------------------------------------
NOTE 6:  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment on December 31, 1998 and 1997, consists of the following:

                                       Estimated
                                      useful lives             1998            1997
         ------------------------------------------------------------------------------

         Land                                              $     41,221    $     41,221
         Buildings                    33 to 40 years          1,476,046       1,474,391
         Construction in progress                             2,107,004          83,998
         Furniture and equipment      3 to 10 years           2,111,469       2,219,716
                                                           ------------    ------------
                                                              5,735,740       3,819,326
         Less accumulated depreciation
         and amortization                                    (2,115,351)     (2,360,277)
                                                           ------------    ------------

                                                           $  3,620,389    $  1,459,049
                                                           ============    ============


--------------------------------------------------------------------------------
NOTE 7:  ACCRUED LIABILITIES

Accrued liabilities on December 31, 1998 and 1997, consist of the following:


                                                           1998                 1997
                                                        ----------           ----------
         Accrued compensation                           $  751,666           $  769,911
         Accrued warranties                                502,818              524,706
         Unearned revenue-service contracts                251,912              186,322
         Unearned interest-investment in
              sales-type leases                            223,865              166,126
         Other liabilities and accrued expenses            928,762              652,104
                                                        ----------           ----------

                                                        $2,659,023           $2,299,169
                                                        ==========           ==========

--------------------------------------------------------------------------------
NOTE 8:  LINE OF CREDIT

The Company has a line of credit agreement expiring March 25, 1999, which provides for secured borrowings up to $1,300,000 at an interest rate of 8.75%. The Company did not draw on the line during 1998. The terms of the line of credit agreement contain, among other provisions, requirements for maintaining defined levels of working capital and net worth. The agreement also requires an annual fee of one point at the maturity of the line on the total funds advanced against the line.


--------------------------------------------------------------------------------
NOTE 9:  STOCK OPTION AND STOCK PURCHASE PLAN


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

During 1992, the Company's Board of Directors, and during 1993, the Company's stockholders, approved the O. I. Corporation 1993 Incentive Compensation Plan (1993 Plan). The 1993 Plan provides for the granting of options to purchase up to 500,000 shares of the Company's common stock with the options having an exercise price of not less than the par value of such stock. Employees and nonemployee directors of the Company are eligible for such grants. The options generally expire 10 years from the date of grant. During 1998, the Company granted 16,000 options under the 1993 Plan, with a weighted average exercise price based on the stock price of $4.38 at the date of grant. The 1993 Plan also allows for the granting of stock appreciation rights (SARs) and stock awards, although none have been granted.

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

                                                        1998          1997           1996
                                                      --------      -------       --------
         Net income                   As reported     $  1,822      $ 1,393       $  1,003

                                      Pro forma          1,749        1,347            981

         Basic earnings per share     As reported     $   0.51      $  0.36       $   0.24
                                      Pro forma           0.49        0.343          0.239

         Diluted earnings per share   As reported     $   0.50      $  0.35       $   0.24
                                      Pro forma           0.48        0.337          0.237

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996 respectively: dividend yield of zero for each year; expected volatility of 33, 34, and 33 percent; risk-free interest rates of 5.56, 6.04, and 6.13 percent; and expected lives of seven years. The weighted average fair value at the date of grant for options granted during 1998, 1997, and 1996 was $2.06, $1.90, and $1.73, respectively.

Activity under the 1987 Plan and the 1993 Plan for each of the three years in the period ended December 31, 1998 was as follows:

                                                                          Weighted
                                                                          Average
                                           Shares    Price per Share  Price per Share
                                           ------    ---------------  ---------------

Options outstanding, December 31, 1995    458,900    $ 0.10 - $14.00   $   3.86
   Options granted                         85,500       3.375 - 3.81       3.48
   Options exercised                     (110,000)      0.10 - 0.875       0.17
   Options forfeited or cancelled         (86,400)      2.50 - 14.00       7.09
                                         --------
Options outstanding, December 31, 1996    348,000     0.8125 - 14.00       4.12
   Options granted                         93,700        3.50 - 4.25       3.92
   Options exercised                      (21,001)     0.8125 - 2.50       0.89
   Options forfeited or cancelled         (21,466)       2.50 - 3.94       3.25
                                         --------
Options outstanding, December 31, 1997    399,233       2.50 - 14.00       4.29
   Options granted                         16,000        4.25 - 4.75       4.38
   Options exercised                      (21,034)       2.50 - 4.12       3.08
   Options forfeited or cancelled         (42,733)       2.50 - 6.06       4.29
                                         --------
Options outstanding, December 31, 1998    351,466       2.50 - 14.00       4.37

There were 248,568, 223,477, and 194,510 share options exercisable at December 31, 1998, 1997, and 1996, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1998.

                                                Options Outstanding                      Options Exercisable
                                       -------------------------------------          ------------------------
                                                      Weighted      Weighted                          Weighted
                                                       average       average                          average
             Ranges of                                remaining     exercise                          exercise
         Exercise prices               Shares       life in years     price           Shares            price
         ---------------               ------       -------------   --------          ------         ---------
           $2.50 - 3.74               177,966             7.1       $   3.15         116,067         $    2.98
            3.75 - 5.62               142,500             6.3           4.30         101,501              4.32
            5.63 - 8.45                 9,000             4.1           6.01           9,000              6.01
           14.00                       22,000             3.0          14.00          22,000             14.00

In 1989, the Company established an Employee Stock Purchase Plan. Under the plan provisions, employees may purchase shares of the Company's common stock on a regular basis through payroll deductions. Any person who is a full-time employee of the Company is eligible to participate in the plan, with each participant's purchases limited to 10% of annual gross compensation. The plan is administered by the Compensation Committee of the Board of Directors. Shares of common stock are purchased in the open market or issued from shares held in treasury. The Company pays all commissions and contributes an additional 15% for the purchase of shares that are distributed to eligible participating employees. The Company's contribution to the plan was not significant in any of the years reported. The aggregate number of shares of common stock available for purchase under this plan is 200,000. As of December 31, 1998, 36,529 shares had been purchased under the plan.

--------------------------------------------------------------------------------
NOTE 10.  STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation, and other preferences are subject to determination by the Board of Directors. As of December 31, 1998, no preferred stock had been issued.

The Company's Board of Directors has authorized the Company to repurchase shares of its common stock through open market purchases or privately negotiated transactions. Since 1995, the Company has repurchased an aggregate 993,630 shares related to these authorizations. The shares are held by the Company and accounted for using the cost method. The Company is authorized to purchase up to 156,370 additional shares.

--------------------------------------------------------------------------------
NOTE 11.  INCOME TAXES

The Company's operations are only taxed under domestic jurisdictions.

The provision for income taxes is summarized as follows:

                                            Years Ended December 31
                                 ------------------------------------------
                                      1998           1997           1996
                                 ------------   ------------   ------------

         Current provision:
            Federal              $    816,552   $    480,653   $    384,583
            State                     154,375        113,513        120,150
         Deferred provision            65,710         48,086        (39,586)
                                 ------------   ------------   ------------
                                 $  1,036,637   $    642,252   $    465,147
                                 ============   ============   ============

The provision for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:

                                                                    Years Ended December 31
                                                          ----------------------------------------
                                                             1998           1997            1996
                                                          ----------     ----------     ----------

         Tax at statutory rate                                  34.0%          34.0%          34.0%
         State income taxes, net of federal benefit              5.8            5.4            4.0
         Permanent differences                                     0                          (6.3)
         Other, net                                             (3.5)          (7.9)             0
                                                          ----------     ----------     ----------
                                                                36.3%          31.5%          31.7%
                                                          ==========     ==========     ==========


Deferred tax assets (liabilities) are comprised of the following at December 31, 1998 and 1997:

                                                    December 31,
                                           ---------------------------
                                               1998           1997
                                           ------------   ------------
         Current:
            Warranty reserve               $    201,127   $    209,883
            Bad debt allowance                   84,596         93,584
            Inventory reserve                    35,662         92,845
            Uniform capitalization              160,541        177,949
            Accrued vacation                     38,336         72,469
            Other                                17,139         20,339
                                           ------------   ------------
               Total current               $    537,401   $    667,069
                                           ------------   ------------

Noncurrent:
   Depreciation                              $    (30,643)   $   (122,898)
   Deferred compensation                           20,000          20,000
   Intangibles                                   (112,871)       (103,083)
   Other                                          (52,581)        (34,071)
                                             ------------    ------------
      Total noncurrent                       $   (176,095)   $   (240,052)
                                             ============    ============

Net tax asset before valuation allowance          361,306         427,017
Valuation allowance                               (51,517)        (51,517)
                                             ------------    ------------
Net deferred tax asset (liability)           $    309,789    $    375,500
                                             ============    ============


--------------------------------------------------------------------------------
NOTE 12:  EMPLOYEE BENEFIT PLANS

The Company maintains a Retirement Savings Plan (the Plan) for its employees that allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. The Company's contributions to the Plan are discretionary. Employees vest immediately in their contributions and vest in the Company's contributions ratably over five years. The Company contributed $150,000, $120,000 and $100,000 to the Plan for the years ended December 31, 1998, 1997, and 1996, respectively.


--------------------------------------------------------------------------------
NOTE 13:  COMMITMENTS AND CONTINGENCIES

The Company has agreed to pay the former owner of Floyd a royalty equal to 5% of the net revenue earned from certain microwave-based products up to a maximum amount of $1,182,500 (Note 2). No minimum payments are required in the agreement. The Company recognized royalty expense related to this agreement of $62,551, $50,954, and $51,683 in 1998, 1997, and 1996, respectively.

The Company has entered operating leases for certain facilities. These operating leases expire in 1998. Rental expense recognized in 1998, 1997, and 1996 was $260,000, $324,000, and $229,000, respectively. Future minimum rental payments under these leases for 1999, 2000, and 2001 are $54,823, $23,435, and $9,975,
respectively.


--------------------------------------------------------------------------------
NOTE 14:  SUBSEQUENT EVENT

On February 1, 1999, the Company acquired substantially all of the assets of General Analysis Corporation (GAC) for $260,634 and the assumption of certain liabilities expected to approximate $1,000,000. The assets acquired include inventory, property and equipment used in the development, manufacture, marketing and sales of instruments that detect and measure certain compounds in liquids and air. The Company intends to use such assets for the same purpose. The acquisition will be accounted for as an asset purchase.


--------------------------------------------------------------------------------
NOTE 15:  SEGMENT DATA

The Company manages its business primarily on a product and services basis; the Company has one reportable segment. The reportable segment provides products and services as described in Note 1. The accounting policies of the segment are those described in the "Summary of Significant Accounting Policies' in Note 1. The Company evaluates the performance of its segment based on segment profit.

Revenues related to operations in the United States totaled $18,731,459, $16,941,229, and $15,568,286 for the years ended December 31, 1998, 1997, and
1996, respectively. Revenues to customers located in other foreign countries totaled $4,952,226, $4,689,016, and $4,588,162 for the years ended December 31, 1998, 1997, and 1996, respectively. No single customer accounted for more than 10% of revenue in 1998, 1997, or 1996. Federal, state and municipal governments accounted for 31% of revenue in 1998, 35% in 1997, and 27% in 1996.


--------------------------------------------------------------------------------
NOTE 16: QUARTERLY INFORMATION (UNAUDITED)

Quarterly financial information for 1998 and 1997 is summarized as follows:

         ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  FIRST     SECOND       THIRD     FOURTH
         1998                                         QTR.       QTR.        QTR.       QTR.
         ------------------------------------------------------------------------------------
         NET REVENUE                               $  5,825    $ 5,752    $  6,077   $  6,030
         GROSS PROFIT                                 3,104      2,460       2,756      2,599
         NET INCOME                                     433        460         462        467
         BASIC EARNINGS PER SHARE                  $   0.11    $  0.13    $   0.13   $   0.14
         DILUTED EARNINGS PER SHARE                $   0.11    $  0.12    $   0.13   $   0.14

         ($ in thousands, except per share amounts)  First     Second      Third      Fourth
         1997                                         Qtr.       Qtr.        Qtr.       Qtr.
         ------------------------------------------------------------------------------------
         Net revenue                               $  5,321    $ 5,735    $  5,210   $  5,364
         Gross profit                                 2,584      2,788       2,306      2,398
         Net income                                     322        364         319        388
         Basic earnings per share                  $   0.08    $  0.10    $   0.08   $   0.10
         Diluted earnings per share                $   0.08    $  0.09    $   0.08   $   0.10


--------------------------------------------------------------------------------
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           NONE.

                                    PART III


--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the identification, business experience, and directorships of each director and nominee for director of the Company, required by Item 401 of Regulation S-K and presented in the section entitled "Election of Directors-Nominees for Board of Directors" of the Company's Proxy Statement for the annual meeting of shareholders on May 10, 1999 (the "Proxy Statement"), is hereby incorporated by reference. See Item 1 for information relating to the identification and business experience of the Company's executive officers. The information relating to persons subject to Section 16 of the Securities Exchange Act of 1934 and the timeliness with which they have filed Forms 3, 4, and 5, required by Item 405 of Regulation S-K and presented in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement, is hereby incorporated by reference.


--------------------------------------------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION

The information relating to the cash compensation of directors and officers, required by Item 402 of Regulation S-K and presented in the section entitled "Election of Directors-Compensation of Directors" and "Election of Directors-Compensation of Executive Officers" of the Company's Proxy Statement for the annual meeting of shareholders on May 10, 1999, is hereby incorporated by reference.

--------------------------------------------------------------------------------
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership required by Item 403 of Regulation S-K, which is presented in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the annual meeting of shareholders on May 10, 1999, is hereby incorporated by reference.


--------------------------------------------------------------------------------
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to relationships and transactions required by Item 404 of Regulation S-K, which is presented in the section, "Election of Directors - Executive Compensation - Certain Transactions, Employment Contracts, Termination of Employment and Change-in-Control Arrangements" of the Company's Proxy Statement for the annual meeting of shareholders on May 10, 1999, is hereby incorporated by reference.


                                     PART IV

--------------------------------------------------------------------------------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements of O. I. Corporation and its subsidiary that are included in Part II, Item 8:

                                                                                                                Page

          Report of Independent Accountants......................................................................19

          Consolidated Balance Sheet at December 31, 1998 and 1997...............................................20

          Consolidated Statement of Income for the years ended December 31, 1998, 1997, and 1996.................21

          Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997, and 1996.............22

          Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996.......................................................................................23

          Notes to Consolidated Financial Statements.............................................................24


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

          10.6 Registration Rights Agreement among O. I. Corporation and the former shareholders of CMS Research Corporation dated January 4, 1994 (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

         *10.7 Employment Agreement between the Company and Mark G. Whiteman (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

          23.1    Consent of PricewaterhouseCoopers LLP.

          27.1    Financial Data Schedule (For SEC Purposes Only)

          99.1 The O.I. Corporation definitive Proxy Statement, dated April 10, 1999 is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

(b)      Reports on Form 8-K.

                 No Form 8-K was filed for the quarter ended December 31, 1998.


*        Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                O. I. CORPORATION

                                                 /s/ William W. Botts
                                             ----------------------------
Date:    March 24, 1999                      By: William W. Botts
       -------------------------                 President and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                                  Title                                       Date
         ---------                                  -----                                       ----

/s/ William W. Botts                 President, Chief Executive Officer,                   March  24, 1999
--------------------------------     Director and Principal Financial Officer        ------------------------------
William W. Botts


/s/ Julie A. Wright                  Controller, Principal Accounting Officer              March  24, 1999
---------------------------------                                                    ------------------------------
Julie A. Wright


/s/ Jack S. Anderson                 Director                                              March  24, 1999
--------------------------------                                                     ----------------------------
Jack S. Anderson


/s/ Edwin B. King                    Director                                              March 24, 1999
--------------------------------                                                     ---------------------------
Edwin B. King


/s/ Craig R. Whited                  Director                                              March 24, 1999
--------------------------------                                                     ---------------------------
Craig R. Whited

                               INDEX TO EXHIBITS

Exhibit Number    Description
--------------    -----------
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

        10.6 Registration Rights Agreement among O. I. Corporation and the former shareholders of CMS Research Corporation dated January
                  4, 1994 (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

        *10.7     Employment Agreement between the Company and Mark G. Whiteman
                  (filed as Exhibit 10.7 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1997 and incorporated herein by reference).

         23.1     Consent of PricewaterhouseCoopers LLP.

         27.1     Financial Data Schedule (For SEC Purposes Only)

         99.1     The O.I. Corporation definitive Proxy Statement, dated April
                  10, 1999 is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange
                  Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

---------
*        Management contract or compensatory plan or arrangement.