Form 10-Q
period 1999-03-31
OI CORP
filed 1999-05-14
CIK 73773

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q


[  ]  Quarterly report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1999


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________ to _________

      Commission File Number: 0-6511


                         O. I. CORPORATION
      _______________________________________________________
      (Exact name of registrant as specified in its charter)

         OKLAHOMA                      73-0728053
_________________________    _______________________________
 State of Incorporation      I.R.S. Employer Identification No.


      P.O. Box 9010
     151 Graham Road
 College Station, Texas                         77842-9010
______________________________________    ____________________
(Address of Principal Executive Offices)        (Zip Code)

Registrant's telephone number, including area code: (409) 690-1711

                        Not Applicable
________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed
                    Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    X           No
             _____            _____

Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999: 3,353,285 shares

                       O.I. CORPORATION
             Condensed Consolidated Balance Sheet
                        (In thousands)
                          (unaudited)


                                                  March 31,    December 31,
                                                    1999          1998
                                                 _________     ___________
                   ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . .    $   2,005      $  1,537
  Short-term investments. . . . . . . . . . .        1,994         2,772
  Accounts receivable-trade, net of allowance
    for doubtful accounts of $255,000 and
    $216,000, respectively. . . . . . . . . .        3,668         3,361
  Investment in sales-type leases . . . . . .          530           459
  Inventories . . . . . . . . . . . . . . . .        4,474         4,917
  Current deferred tax asset. . . . . . . . .          538           538
  Other current assets. . . . . . . . . . . .           79           302
                                                  ________      ________
      TOTAL CURRENT ASSETS. . . . . . . . . .       13,288        13,886

Property, plant and equipment, net. . . . . .        3,644         3,620
Investment in sales-type lease, net of current         707           576
Goodwill. . . . . . . . . . . . . . . . . . .        1,444           399
Other assets. . . . . . . . . . . . . . . . .          418           348
                                                  ________      ________
      TOTAL ASSETS. . . . . . . . . . . . . .    $  19,501     $  18,829
                                                  ========      ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . .    $   1,092     $   1,198
  Accrued compensation. . . . . . . . . . . .          570           752
  Accrued expenses. . . . . . . . . . . . . .        2,535         1,907
                                                  ________      ________
      TOTAL CURRENT LIABILITIES . . . . . . .        4,197         3,857

Deferred income taxes . . . . . . . . . . . .          219           228
                                                  ________      ________
      TOTAL LIABILITIES . . . . . . . . . . .        4,416         4,085

Stockholders' equity:
  Preferred stock, $0.10 par value,
    3,000,000 shares authorized, no
    shares issued and outstanding
  Common stock, $0.10 par value, 10,000,000
    shares authorized, 4,103,377 shares issued         410           410
  Additional paid in capital . . . . . . . . .       4,375         4,374
  Treasury stock, 750,092 and 754,334 shares,
    respectively, at cost. . . . . . . . . . .      (3,312)       (3,328)
  Retained earnings. . . . . . . . . . . . . .      13,612        13,288
                                                   _______       _______
      TOTAL STOCKHOLDERS' EQUITY . . . . . . .      15,085        14,744
                                                   _______       _______
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $ 19,501      $ 18,829
                                                   =======       =======


                               O.I. CORPORATION
                 Condensed Consolidated Statement of Earnings
                (In thousands, except share and per share data)
                                 (unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                 _________________________
                                                     1999         1998
                                                 ___________   ___________

Net sales . . . . . . . . . . . . . . . . . .    $     6,105   $     5,825

Cost of goods sold. . . . . . . . . . . . . .          3,480         3,104
                                                  __________    __________
Gross profit. . . . . . . . . . . . . . . . .          2,625         2,721

Research and development expenses . . . . . .            389           384
Selling, general & administrative expenses. .          1,823         1,777
                                                  __________    __________
Operating income. . . . . . . . . . . . . . .            413           560

Interest income/other income. . . . . . . . .            102           130
Interest expense. . . . . . . . . . . . . . .              0             0
                                                  __________    __________
Income before income taxes. . . . . . . . . .            515           690

Provision for taxes on earnings . . . . . . .           (192)         (257)
                                                  __________    __________
Net income. . . . . . . . . . . . . . . . . .     $      323   $       433
                                                   =========    ==========

Weighted average number of shares
  outstanding, basic. . . . . . . . . . . . .      3,351,274     3,822,306
Basic earnings per share. . . . . . . . . . .     $     0.10   $      0.11

Weighted average number of shares
  outstanding, assuming dilution. . . . . . .      3,461,749     3,882,431
Diluted earnings per share. . . . . . . . . .     $     0.09   $      0.11

Dividends per share . . . . . . . . . . . . .            -0-           -0-

                         O.I. CORPORATION
             Condensed Consolidated Statement of Cash Flows
                          (In thousands)
                           (unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                    ______________________
                                                       1999        1998
                                                    _________    _________
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income . . . . . . . . . . . . . . . .      $     323    $     433
    Depreciation & amortization. . . . . . . .            151          104
    Deferred income taxes                                  (9)         (19)
    Change in working capital, net of effect
        of purchase of GAC . . . . . . . . . .           (396)        (302)
      Net cash flows provided by operating
        activities . . . . . . . . . . . . . .             69          216

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock . .             16            5
    Purchase of treasury stock . . . . . . . .              0         (510)
      Net cash flows provided by (used in)
        financing activities                               16         (505)

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant & equipment. .           (150)         (57)
    Sale of property, plant & equipment. . . .             20            6
    Purchase of GAC. . . . . . . . . . . . . .           (260)           0
    Purchase of investments. . . . . . . . . .              0       (2,338)
    Maturity of investments. . . . . . . . . .            778        2,595
    Change in other assets . . . . . . . . . .             (5)           5
      Net cash flows provided by investing
        activities                                        383          211

INCREASE (DECREASE) IN CASH. . . . . . . . . .            468          (78)

Cash and cash equivalents at beginning of quarter       1,537        1,430
Cash and cash equivalents at end of quarter         $   2,005    $   1,352

                         O.I. CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The accompanying unaudited consolidated financial statements have been prepared by O.I. Corporation and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 1999 and 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature.
All significant intercompany balances and transfers have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998.

The Company develops, manufactures, markets and services analytical, monitoring and sample preparation products, components and systems used to prepare samples for analysis and to detect, measure and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products with no substantial right of return.

Effective February 1, 1999, the Company paid approximately $261,000 to acquire certain assets and assumed certain liabilities of General Analysis Corporation. The Company has recognized approximately $1,065,000 of goodwill in connection with the acquisition. The purchase price allocation is preliminary. Thus, as additional information concerning the value of assets acquired and liabilities assumed becomes known, adjustments will be made to the purchase price allocation. The acquisition is not expected to significantly impact the Company's financial condition or results of operations.

2.  INVENTORIES.

                          Mar. 31, 1999    Dec. 31, 1998
                          _____________    _____________

    Raw Materials         $  2,342,000     $   2,041,000
    Work in Process            540,000           810,000
    Finished Goods           1,592,000         2,066,000
                          ____________     _____________
                          $  4,474,000     $   4,917,000


3.  EARNINGS PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding. At March 31, 1999, options to acquire 94,800 shares of common stock at weighted average exercise prices of $7.60 per share were not included in the computation of dilutive earnings per share as the options' exercise price was greater than the average market price of the common shares.

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

OPERATING RESULTS

Net sales for the quarter ended March 31, 1999 increased 5% to $6,105,000, compared to $5,825,000 for the same period of the prior year, primarily due to sales from General Analysis Corporation (GAC) acquired on February 1, 1999. Sales of total organic carbon (TOC) analyzers and sample preparation products were down, while sales of gas chromatography (GC) systems and components and revenue derived from service increased slightly. Sales of flow analyzers were relatively flat.

First quarter 1999 international sales were down compared to the same quarter of 1998 while domestic sales increased. In the domestic market, sales of water analysis products to the pharmaceutical and semiconductor industries were down compared to prior year, while sales to the environmental market were flat compared to prior year. International sales were down in all markets compared to prior year, and the Company continues to emphasize sales to international markets by investing in staff and travel to Asia and Europe.

Gross profit was $2,625,000, or 43% of sales, for the first quarter of 1999, compared to $2,721,000, or 47% of sales, for the same quarter of 1998. The decrease in gross profit was due to product mix, an increase in the cost related to service revenue, an increase in warranty expense, and an increase in unabsorbed manufacturing expenses. Gross profit was also negatively impacted due to operating inefficiencies and transition costs relating to the acquisition of GAC.

Research and development (R&D) expenses for the first quarter of 1999 were $389,000, or 6.4% of sales, compared to 1998 first quarter expenses of $384,000, or 6.6% of sales. The Company's product development effort consists of improving existing products and developing possible new products and applications.

Selling, general, and administrative (SG&A) expenses for the first quarter of 1999 increased 3% to $1,823,000, or 31% of sales, compared to $1,777,000, or 31% of sales for 1998. SG&A expenses for the first quarter of 1999 were higher than 1998 due to the acquisition of GAC. Salaries, rent, and other related expenses increased due to the acquisition and addition of the GAC office in South Norwalk, CT.

Income before tax for the first quarter of 1999 amounted to $515,000, compared to $690,000 for the same period of 1998. The lower profit for 1999 was primarily a result of decreased gross margin and increased SG&A expense.
The effective tax rates were 37% for 1998 and 1999.   Net income after tax
for the first quarter of 1999 was down 25% to $323,000, compared to $433,000 in the same period of 1998. Basic earnings per share was $0.10 per share in the first quarter of 1999 compared to $0.11 per share for the same period of 1998. Diluted earnings per share decreased to $0.09 per share in the first quarter of 1999, compared to $0.11 per share in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,005,000 as of March 31, 1999, compared to $1,537,000 as of December 31, 1998. Working capital, as of March 31, 1999, was $9,091,000, compared to $10,029,000 as of December 31, 1998.
Working capital decreased primarily due to a decrease in inventory and an increase in accrued liabilities. Much of the increase in accrued liabilities related to the acquisition of GAC. Working capital, as a percentage of total assets, was 47% as of March 31, 1999, compared to 53% at December 31, 1998. The current ratio was 3.2 to 1 at March 31, 1999, as compared to 3.6 to 1 at December 31, 1998. Total liabilities to equity was 29% as of March 31, 1999, compared to 28% as of December 31, 1998.

Net cash flow provided from operating activities for the period ending March 31, 1999, was $69,000, as compared to $216,000 for the same period of 1998. The decrease in cash flow from operating activities for 1998 was primarily due to the decrease in net income and an increase in accounts receivable and investment in sales-type leases, offset in part by a decrease in inventory. Net cash flow provided by (used in) financing activities for the first quarter 1999 was $16,000, compared to ($505,000) for the first quarter 1998. The increase in cash flow provided by financing activities was the result of the Company not purchasing any treasury stock during the first quarter of 1999. Net cash flow provided by investing activities was $383,000 for the first quarter 1999, compared to $211,000 for the first quarter 1998. The increase in cash provided by investing activities was due to the maturity of certain investments, offset in part by the purchase of GAC. The Company has financed its growth from funds generated from operations and expects to continue to do so for the foreseeable future.

Management regularly evaluates opportunities to acquire products or businesses complementary to the Company's operations. Such acquisition opportunities, if they arise and are successfully consummated, may involve the use of cash, or, depending upon the size and terms of the acquisitions may involve equity or debt financing. Although the Company has completed five acquisitions in the past five years, the Company cannot guarantee that it will be able to successfully consummate any future acquisitions or that, if consummated, that they will have either a short-term or a long-term positive effect on the Company's results of operations.

MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the company employs, established polices and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair value of the Company's investments in debt securities at March 31, 1999 was $1,996,451.

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

Compliance Program. In order to address the Year 2000 issue, the Company established during 1998 a project team to assure that key automated systems and related processes will remain functional through year 2000. The team will address the project in the following stages: (i) awareness, (ii) assessment,
(iii) remediation, (iv) testing and (v) implementation of the necessary modifications. The key automated systems consist of (a) project estimating, management and financial systems applications, (b) hardware and equipment,
(c) embedded chip systems, and (d) third-party developed software. The evaluation of the Year 2000 issue includes the evaluation of the Year 2000 exposure of third parties material to the operations of the Company.

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

Risk of Non-Compliance and Contingency Plans. The major applications, which pose the greatest Year 2000 risks for the Company if implementation of the Year 2000 compliance program is not successful, are the Company's systems, financial systems applications and related third-party software. Potential problems if the Year 2000-compliance program is not successful include disruptions of the Company's revenue gathering from and distribution to its customers and vendors and the inability to perform its other financial and accounting functions.

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


                     PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings:  None
Item 2.  Changes in Securities:  None
Item 3.  Defaults upon Senior Securities:  None
Item 4.  Submission of Matters to a Vote of Security Holders:  None
Item 5.  Other Information:   None
Item 6. Exhibits and Reports on Form 8-K: Reference is made to the Reports on Form 8-K filed on February 12, 1999 and April 12, 1999.


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               O.I. CORPORATION
                                                  (Registrant)


Date:    May 13, 1999                    BY:  /s/ William W. Botts
                                          ___________________________
                                                  William W. Botts
                                                  President/CEO


Date:    May 13, 1999                    BY:    /s/ Julie A. Wright
                                          ___________________________

                                                  Julie A. Wright
                                                  Controller