Form 10-Q
period 1999-06-30
OI CORP
filed 1999-08-06
CIK 73773

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from              to
                                        ------------    ------------

Commission File Number: 0-6511


                               O. I. CORPORATION
             (Exact name of registrant as specified in its charter)


          OKLAHOMA                                      73-0728053
    ----------------------                  ----------------------------------
    State of Incorporation                  I.R.S. Employer Identification No.


              P.O. Box 9010
             151 Graham Road
          College Station, Texas                            77842-9010
 --------------------------------------                     ----------
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's telephone number, including area code:      (409) 690-1711
                                                        ------------------

                                 Not Applicable
              ---------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

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

Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999:

                                3,191,757 shares

                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheet
                        (In thousands, except par value)
                                  (unaudited)


                                                                   June 30, 1999   Dec 31, 1998
                                                                   -------------   ------------
                                    ASSETS
Current assets:
    Cash and cash equivalents ....................................   $  1,351       $  1,537
    Short-term investments .......................................      1,155          2,772
    Accounts receivable, net of allowance for doubtful accounts
         of $255 and $216, respectively ..........................      3,873          3,361
    Investment in sales-type lease ...............................        508            459
    Inventories ..................................................      4,580          4,917
    Current deferred tax asset ...................................        538            538
    Other current assets .........................................        237            302
                                                                     --------       --------
       Total current assets ......................................     12,242         13,886

Property, plant and equipment, net ...............................      3,738          3,620
Investment in sales-type lease, net of current ...................        604            576
Long-term investments ............................................      1,207              0
Goodwill .........................................................      1,406            399
Other assets .....................................................        434            348
                                                                     --------       --------
       TOTAL ASSETS ..............................................   $ 19,631       $ 18,829
                                                                     ========       ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable .............................................   $  1,636       $  1,198
    Accrued compensation .........................................        853            752
    Accrued expenses .............................................      2,145          1,907
                                                                     --------       --------
       Total current liabilities .................................      4,634          3,857

Deferred income taxes ............................................        214            228
                                                                     --------       --------
       TOTAL LIABILITIES .........................................      4,848          4,085

Shareholders' equity:
    Preferred stock, $0.10 par value, 3,000 shares authorized, no shares issued and outstanding
    Common stock $0.10 par value, 10,000 shares authorized,
       4,103 shares issued, 3,192 and 3,349 outstanding ..........        410            410
    Additional paid in capital ...................................      4,376          4,374
    Treasury stock, 911 and 754 shares respectively, at cost .....     (3,998)        (3,328)
    Retained earnings ............................................     13,995         13,288
                                                                     --------       --------
       TOTAL SHAREHOLDERS' EQUITY ................................     14,783         14,744

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................   $ 19,631       $ 18,829
                                                                     ========       ========

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                  Condensed Consolidated Statement of Earnings
                     (In thousands, except per share data)
                                  (unaudited)

                                                      Three Months Ended          Six Months Ended
                                                           June 30                    June 30
                                                  ------------------------     ----------------------
                                                    1999            1998         1999         1998
                                                  -------         --------     --------     ---------
Net sales ......................................  $ 6,798          $ 5,752      $12,903      $11,577
Cost of goods sold .............................    3,835            3,292        7,315        6,396
                                                  -------          -------      -------      -------
Gross profit ...................................    2,963            2,460        5,588        5,181

Research and development expenses ..............      430              363          819          747
Selling, general and administrative expenses ...    2,004            1,499        3,827        3,276
                                                  -------          -------      -------      -------
Operating income ...............................      529              598          942        1,158

Interest income/other income ...................       84              136          186          266
                                                  -------          -------      -------      -------
Income before income taxes .....................      613              734        1,128        1,424

Provision for taxes on earnings ................      229              274          421          531
                                                  -------          -------      -------      -------
Net income .....................................  $   384          $   460      $   707      $   893
                                                  =======          =======      =======      =======

Earnings per share:
    Basic ......................................  $  0.12          $  0.13      $  0.21      $  0.24
    Diluted ....................................  $  0.12          $  0.12      $  0.21      $  0.23

Shares used in computing earnings per share:
    Basic ......................................    3,260            3,642        3,306        3,732
    Diluted ....................................    3,300            3,717        3,318        3,800

Dividends per share ............................       -0-              -0-          -0-          -0-

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                           Six Months Ended
                                                                     June 30, 1999    June 30, 1998
                                                                     -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income .....................................................   $   707           $   893
    Depreciation and amortization ..................................       307               197
    Deferred income taxes ..........................................       (14)              (23)
    Change in working capital ......................................      (324)              (84)
                                                                       -------           -------
    Net cash flows provided by operating activities ................       676               983

CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant and equipment ............        20                11
    Purchase of property, plant and equipment ......................      (334)             (768)
    Purchase of General Analysis Corporation .......................      (260)                0
    Purchase of investments ........................................    (1,462)           (2,338)
    Maturity of investments ........................................     1,872             3,754
    Change in other assets .........................................       (31)               12
                                                                       -------           -------
       Net cash flows (used in) provided by investing activities ...      (195)              671

CASH FLOW FROM FINANCING ACTIVITIES:
    Purchase of treasury stock .....................................      (692)           (1,425)
    Issuance of common stock .......................................        25                 9
                                                                       -------           -------
       Net cash flows used in financing activities .................      (667)           (1,416)
                                                                       -------           -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...............      (186)              238

Cash and cash equivalents at beginning of period ...................     1,537             1,430
                                                                       -------           -------
Cash and cash equivalents at end of period .........................   $ 1,351           $ 1,668
                                                                       =======           =======


       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                     (In thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      The accompanying unaudited condensed consolidated financial statements have been prepared by O.I. Corporation (the Company) and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended June 30, 1999 and 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant intercompany balances and transfers have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998.

      The Company develops, manufactures, markets, and services analytical monitoring and sample preparation products, components and systems used to prepare samples for analysis and to detect, measure, and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products and no substantial right of return exists.

      Effective February 1, 1999, the Company paid approximately $260 to acquire certain assets and assumed certain liabilities of General Analysis Corporation (GAC). The Company has recognized approximately $1,065 of goodwill in connection with the acquisition. The purchase price allocation is preliminary. Thus, as additional information concerning the value of the assets acquired and liabilities assumed becomes known, adjustments will be made to the purchase price allocation. The acquisition is not expected to significantly impact the Company's financial condition or results of operations.

2.    INVENTORIES.

                                  June 30, 1999            Dec. 31, 1998
                                  -------------            -------------
         Raw Materials            $       2,338            $       2,041
         Work in Process          $         391            $         810
         Finished Goods           $       1,851            $       2,066
                                  -------------            -------------
                                  $       4,580            $       4,917
                                  =============            =============

3.    COMPREHENSIVE INCOME.

      Comprehensive income is comprised of two components: net income and comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholder's equity and are excluded from net income. The Company's only component of comprehensive income is net income.

4.    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES.

      The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. At June 30, 1999, options to acquire 108 shares of common stock at weighted average exercise price of $7.27 per share were not included in the computation of earnings per share as the options' exercise price is greater than the average market price of the common shares.

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

OPERATING RESULTS

Net sales for the second quarter of 1999 increased 18% to $6,798,000, compared to $5,752,000 for 1998, primarily due to the acquisition of GAC in February 1999. Sales of gas chromatography (GC) systems and components, sample preparation products and revenue derived from service increased, while sales of total organic carbon (TOC) analyzers and flow analyzers decreased.

International sales for the second quarter of 1999 grew slightly, while domestic sales contributed the majority of the growth in sales.

Year-to-date sales through June 30, 1999 increased 11% to $12,903,000 compared to $11,577,000 for 1998. Year-to-date sales of GC systems and components and revenue derived from service increased, while sales of TOC analyzers and sample preparation products decreased. Sales of flow analyzers were relatively flat.

International sales for the six months ended June 30, 1999 decreased as compared to the same period of 1998, while domestic sales increased.

Gross profit increased to $2,963,000, or 44% of sales, for the second quarter of 1999, compared to $2,460,000, or 43% of sales, for the same quarter of 1998. The increase in gross profit was due to product mix, increased manufacturing efficiencies, and decreased warranty expense, offset in part by an increase in cost related to service revenue.

Year-to-date gross profit increased to $5,588,000 through June 30, 1999, compared to $5,181,000 for the same period of 1998. Year-to-date gross profit, as a percent of sales, was 43% for 1999 and 45% for 1998. Year-to-date gross profit dollars increased due to the increase in sales. Year-to-date gross profit, as a percent of sales, decreased due to product mix, an increase in warranty expense, and an increase in cost related to service revenue. Year-to-date gross profit, as a percent of sales, was also adversely affected by operating inefficiencies related to the acquisition of GAC that occurred primarily in the first quarter of 1999.

Research and development (R&D) expenses for the second quarter of 1999 were $430,000, or 6% of sales, compared to $363,000, or 6% of sales for the same period of 1998. Year-to-date R&D expenses through June 30, 1999 increased 10% to $819,000, or 6% of sales, compared to $747,000, or 6% of sales, for the same period of 1998. The increased amount of R&D expense for the second quarter of 1999 and for the six months ended June 30, 1999, compared to the prior periods, was due to the acquisition of GAC, offset in part by a decrease in the purchase of supplies for R&D projects.

Selling, general, and administrative (SG&A) expenses for the second quarter of 1999 increased 34% to $2,004,000, or 29% of sales, compared to $1,499,000, or
26% of sales, for 1998. SG&A expenses for the second quarter of 1999 were higher than 1998 due to the settlement during 1998 of certain post-closing matters associated with a prior year asset acquisition, higher commissions due to the increase in sales, and the acquisition of GAC in February 1999. The terms of the 1998 settlement agreement resulted in the Company purchasing 100,000 shares of the Company's common stock for $2.20 per share from the seller of the assets. At the time of the settlement, the market value of the Company's common stock was $5.00 per share. The $280,000 difference between the market value and the purchase price of the Company's common stock received in the settlement was accounted for as a recovery of legal fees and other excess operating costs incurred in connection with the acquisition, reducing SG&A expense for the three months ended June 30, 1998. This settlement was not expected to result in a reduction of SG&A expenses in any future periods. These increases were offset in part by a reduction in the accrual of certain discretionary employee benefits during the second quarter of 1999. Year-to-date SG&A expenses through June 30, 1999, increased 17% to $3,827,000, or 30% of sales, compared to $3,276,000, or 28% of sales, for the same period of 1998. Year-to-date SG&A expenses decreased due to the factors discussed above.

Income before tax decreased 16% to $613,000 for the second quarter of 1999, compared to $734,000 for the same period of 1998. Year-to-date income before tax decreased 21% to $1,128,000 through June 30, 1999, compared to $1,424,000 for the same period of 1998. The lower profit for 1999 was due to increased operating costs, decreased interest income and one-time SG&A settlement in 1998, offset in part by increased sales. The second quarter and year-to-date effective tax rates were 37% in 1999 and 1998.

Net income for the second quarter 1999 decreased 17% to $384,000, or $0.12 per share diluted, compared to $460,000, or $0.12 per share diluted in the same period of 1998. Year-to-date net income after tax decreased 21% to $707,000, or $0.21 per share diluted through June 30, 1999, from $893,000, or $0.23 per share diluted for the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,351,000 as of June 30, 1999, compared to $1,537,000 as of December 31, 1998. Working capital, as of June 30, 1999, was $7,608,000, a decrease of 24%, compared to $10,029,000 as of December 31, 1998.
The decrease in working capital was primarily due to the purchase of treasury stock, the acquisition of GAC, and the reinvestment of maturing bonds into longer-term bonds to increase yield. Working capital, as a percentage of total assets, was 39% as of June 30, 1999, compared to 53% as of December 31, 1998. The current ratio was 2.64 to 1 at June 30, 1999, as compared to 3.60 to 1 at December 31, 1998. Total liabilities-to-equity was 33% as of June 30, 1999, compared to 28% at December 31, 1998.

Net cash flow provided by operating activities for the six months ended June 30, 1999, was $676,000, compared to $983,000 for the same period of 1998. The decrease in cash flow provided by operating activities for the first six months in 1999 was primarily due to the decrease in net income and an increase in accounts receivable, offset in part by a decrease in inventory and an increase in accounts payable. Net cash flow (used in) provided by investing activities for the six months ended June 30, 1999 was ($195,000), compared to $671,000 for the same period of 1998. The increase in cash flow used in investing activities resulted from the acquisition of GAC, offset in part by decreased purchase of property, plant and equipment due to the completion of the facility expansion in Texas. Net cash flow used in financing activities for the six months ended June 30, 1999 was $667,000, compared to $1,416,000 for the same period of 1998. The decrease in cash flow used in financing activities was due to a decrease in the purchase of treasury stock.

MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investment. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair value of the Company's investments in debt securities at June 30, 1999 was $2,354,804.

YEAR 2000

Year 2000 Issue. Many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the Company due to the Company's direct dependence on its own applications, equipment, and systems and indirect dependence on those of other entities with which the Company must interact.

Compliance Program. In order to address the Year 2000 issue, the Company established during 1998 a project team to assure that key automated systems and related processes will remain functional through year 2000. The team is addressing the project in the following stages: (i) awareness, (ii) assessment,
(iii) remediation, (iv) testing, and (v) implementation of the necessary modifications. The key automated systems consist of (a) project estimating, management and financial systems applications, (b) hardware and equipment, (c) embedded chip systems, and (d) third-party developed software. The evaluation of the Year 2000 issues includes the evaluation of the Year 2000 exposure of third parties material to the operations of the Company.

Company State of Readiness. The awareness phase of the Year 2000 project has begun with a corporate-wide awareness program, which will continue to be updated throughout the life of the project. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting the Company or any of its business units are or will be modified to be Year 2000 compliant. To date, the Company does not expect that responses from such third parties will be conclusive. As a result, management cannot predict the potential consequences if these or other third parties are not Year 2000 compliant. The exposure associated with the Company's interaction with third parties is also currently being evaluated. Through the awareness program, the Company has determined that some internal applications are not Year 2000 compliant. The Company has purchased replacement systems and plans to implement these systems in the third or fourth quarter of 1999. The Company has evaluated its products and believes that most of the products it is currently shipping are Year 2000 compliant. The Company has plans to upgrade the products that are not Year 2000 compliant and anticipates completion of this process during 1999. The Company believes it has no legal obligation to upgrade previously shipped products that are not Year 2000 compliant. It may make available for sale compliance fixes for certain products.

Costs to Address Year 2000 Compliance Issues. While the total cost to the Company of the Year 2000 project is still being evaluated, management currently estimates that the costs to be incurred by the Company in 1999 and 2000, associated with assessing and testing applications, hardware and equipment, embedded chip systems, and third party developed software, will be less than $150,000. To date, the Company has expended approximately $100,000 related to its Year 2000 Compliance assessment.

Risk of Non-Compliance and Contingency Plans. The major applications, which pose the greatest Year 2000 risks for the Company if implementation of the Year 2000 compliance program is not successful, are the Company's systems, financial systems applications, and related third-party software. Potential problems if the Year 2000 compliance program is not successful include disruptions of the Company's revenue gathering from and distribution to its customers and vendors and the inability to perform its other financial and accounting functions.

The goal of the Year 2000 project is to ensure that all of the critical systems and processes, which are under the direct control of the Company, remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans will be developed to respond to any failures as they may occur. Such contingency and business plans are scheduled to be completed during 1999. Because the Company's internal systems are PC-based, management does not expect the costs to the Company of the Year 2000 project to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, based on information available at this time, the Company cannot conclude that any failure of the Company of third parties to achieve Year 2000 compliance will not adversely affect the Company.

                           Part II: Other Information

Item 1.     Legal Proceedings:  None
Item 2.     Changes in Securities:  None
Item 3.     Defaults upon Senior Securities:  None
Item 4. Submission of Matters to a Vote of Security Holders: At the Company's Annual Meeting of Shareholders on May 10, 1999, the following members were elected to the Board of Directors:

                                    Votes For        Withheld
                                    ---------        --------
            Jack S. Anderson        2,628,657        14,734
            William W. Botts        2,628,657        14,734
            Edwin B. King           2,628,657        14,734
            Craig R. Whited         2,628,657        14,734

            The following proposals were also approved at the Company's Annual
Meeting:

                                                              Votes For      Against      Abstain
                                                              ---------      -------      -------
            Ratification of PricewaterhouseCoopers LLP        2,552,510      88,500        2,381
            as the Company's auditors

Item 5.     Other Information:  None
Item 6.     Exhibits and Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             O.I. CORPORATION
                                    ------------------------------------
                                               (Registrant)


Date:        8/4/99                 BY:      /s/ Julie Wright
       -----------------                --------------------------------
                                            Julie Wright, Corporate Controller


Date:        8/4/99                 BY:     /s/ William W. Botts
       -----------------                --------------------------------
                                            William W. Botts, President

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27             Financial Data Schedule