Form 10-Q
period 1999-09-30
OI CORP
filed 1999-11-10
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to
                                        ------------    ------------
Commission File Number: 0-6511


                               O. I. CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        OKLAHOMA                                       73-0728053
 ---------------------                       ----------------------------------
 State of Incorporation                      I.R.S. Employer Identification No.


               P.O. Box 9010
             151 Graham Road
          College Station, Texas                         77842-9010
 --------------------------------------                  ----------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code:      (409) 690-1711
                                                     ----------------------


                                 Not Applicable
              --------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

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

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999:

                                3,146,603 shares

                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheet
                        (In thousands, except par value)
                                  (unaudited)


                                                                  Sept. 30, 1999     Dec. 31, 1998
                                                                  --------------     -------------
                                    ASSETS
Current assets:
    Cash and cash equivalents ....................................   $    851          $  1,537
    Short-term investments .......................................      1,210             2,772
    Accounts receivable, net of allowance for doubtful accounts
       of $254 and $216, respectively.............................      4,492             3,361
    Investment in sales-type lease ...............................        511               459
    Inventories ..................................................      4,557             4,917
    Current deferred tax asset ...................................        538               538
    Other current assets .........................................        187               302
                                                                     --------          --------
       Total current assets ......................................     12,346            13,886

Property, plant and equipment, net ...............................      3,812             3,620
Investment in sales-type lease, net of current ...................        534               576
Long-term investments ............................................      1,258                 0
Goodwill .........................................................      1,379               399
Other assets .....................................................        541               348
                                                                     --------          --------
       TOTAL ASSETS ..............................................   $ 19,870          $ 18,829
                                                                     ========          ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................................   $  1,960          $  1,198
    Accrued compensation .........................................        678               752
    Accrued expenses .............................................      2,158             1,907
                                                                     --------          --------
       Total current liabilities .................................      4,796             3,857

Deferred income taxes ............................................        203               228
                                                                     --------          --------
       TOTAL LIABILITIES .........................................      4,999             4,085

Shareholders' equity:
    Preferred stock, $0.10 par value, 3,000 shares authorized, no shares issued and outstanding...........................
    Common stock $0.10 par value, 10,000 shares authorized,
       4,103 shares issued, 3,147 and 3,349 outstanding ..........        410               410
    Additional paid in capital ...................................      4,376             4,374
    Treasury stock, 956 and 754 shares respectively, at cost .....     (4,196)           (3,328)
    Retained earnings ............................................     14,281            13,288
                                                                     --------          --------
       TOTAL SHAREHOLDERS' EQUITY ................................     14,871            14,744

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................   $ 19,870          $ 18,829
                                                                     ========          ========

      See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                  Condensed Consolidated Statement of Earnings
                     (In thousands, except per share data)
                                  (unaudited)

                                                           Three Months Ended       Nine Months Ended
                                                              September 30             September 30
                                                        ------------------------  -----------------------
                                                           1999           1998      1999           1998
                                                        ----------     ---------  ---------    ----------
Net sales ...........................................    $ 6,922        $ 6,077   $19,825       $17,653
Cost of goods sold ..................................      4,028          3,321    11,344         9,716
                                                         -------        -------   -------       -------
Gross profit ........................................      2,894          2,756     8,481         7,937

Research and development expenses ...................        551            371     1,369         1,118
Selling, general and administrative expenses ........      1,975          1,776     5,802         5,052
                                                         -------        -------   -------       -------
Operating income ....................................        368            609     1,310         1,767

Interest income/other income ........................         82            130       269           397
                                                         -------        -------   -------       -------
Income before income taxes ..........................        450            739     1,579         2,164

Provision for taxes on earnings .....................        164            277       586           808
                                                         -------        -------   -------       -------
Net income ..........................................    $   286        $   462   $   993       $ 1,356
                                                         =======        =======   =======       =======


Earnings per share:
    Basic ...........................................    $  0.09        $  0.13   $  0.30       $  0.37
    Diluted .........................................    $  0.09        $  0.13   $  0.30       $  0.37

Shares used in computing earnings per share:
    Basic ...........................................      3,187          3,437     3,266         3,632
    Diluted .........................................      3,226          3,518     3,329         3,705

Dividends per share .................................        -0-            -0-       -0-           -0-

      See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                                     Nine Months Ended
                                                                            Sept. 30, 1999     Sept. 30, 1998
                                                                            --------------     -------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income .......................................................       $   993              $ 1,356
    Depreciation and amortization ....................................           470                  293
    Deferred income taxes ............................................           (25)                 (15)
    Change in working capital ........................................          (564)                (870)
    Gain on disposition of equipment .................................            (9)                 (15)
                                                                             -------              -------
       Net cash flows provided by operating activities ...............           865                  749

CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant and equipment ..............            24                   38
    Purchase of property, plant and equipment ........................          (531)              (1,529)
    Purchase of General Analysis Corporation .........................          (260)                   0
    Purchase of manufacturing rights .................................          (190)                   0
    Purchase of investments ..........................................        (2,322)              (2,338)
    Maturity of investments ..........................................         2,626                4,376
    Change in other assets ...........................................           (32)                  12
                                                                             -------              -------
       Net cash flows (used in) provided by investing activities .....          (685)                 559

CASH FLOW FROM FINANCING ACTIVITIES:
    Purchase of treasury stock .......................................          (894)              (2,111)
    Issuance of common stock .........................................            28                   20
                                                                             -------              -------
       Net cash flows used in financing activities ...................          (866)              (2,091)

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................          (686)                (783)

Cash and cash equivalents at beginning of period .....................         1,537                1,430
                                                                             -------              -------
Cash and cash equivalents at end of period ...........................       $   851              $   647
                                                                             =======              =======

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                     (In thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      The accompanying unaudited condensed consolidated financial statements have been prepared by O.I. Corporation (the Company) and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 1999 and 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant intercompany balances and transfers have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998.

      The Company develops, manufactures, markets, and services analytical monitoring and sample preparation products, components and systems used to prepare samples for analysis and to detect, measure, and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products and no substantial right of return exists.

      Effective February 1, 1999, the Company paid approximately $260 to acquire certain assets and assumed certain liabilities of General Analysis Corporation (GAC). The Company has recognized approximately $1,074 of goodwill in connection with the acquisition. The purchase price allocation is preliminary. Thus, as additional information concerning the value of the assets acquired and liabilities assumed becomes known, adjustments will be made to the purchase price allocation.

2.    INVENTORIES.

                                   Sept. 30, 1999             Dec. 31, 1998
                                   --------------             -------------
              Raw Materials          $     2,726               $    2,041
              Work in Process                318                      810
              Finished Goods               1,513                    2,066
                                     -----------                ---------
                                     $     4,557               $    4,917

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

4.    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES.

      The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common share outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. At September 30, 1999, options to acquire 108 shares of common stock at weighted average exercise price of $7.28 per share were not included in the computation of earnings per share as the options' exercise price is greater than the average market price of the common shares.

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

OPERATING RESULTS

Net sales for the third quarter of 1999 increased 14% to $6,922,000, compared to $6,077,000 for 1998, primarily due to sales of beverage and refrigerant air monitoring products obtained in the acquisition of General Analysis Corporation
(GAC) assets, and increased sales of total organic carbon (TOC) analyzers and sample preparation products, which offset lower sales of gas chromatography
(GC) systems and components and flow analyzers.

International sales for the third quarter of 1999 grew slightly, while domestic sales contributed the majority of the growth in sales.

Year-to-date sales through September 30, 1999 increased 12% to $19,825,000 compared to $17,653,000 for 1998, primarily due to sales of beverage and refrigerant air monitoring equipment obtained in the acquisition of GAC assets. Year-to-date sales of GC systems and components and revenue derived from service increased, while sales of TOC analyzers, flow analyzers and sample preparation products decreased.

International sales for the nine months ended September 30, 1999 decreased as compared to the same period of 1998, while domestic sales increased.

Gross profit increased to $2,894,000 for the third quarter of 1999, compared to $2,756,000 for the same quarter of 1998. Gross profit, as a percent of sales, decreased to 42% for the third quarter of 1999, compared to 45% for the same quarter of 1998. The increase in gross profit dollars was due to the increase in sales. The decrease in gross profit percent was due to product mix, an increase in cost related to service revenue, and increased manufacturing variance. The increased manufacturing variance was primarily due to lower sales volume and accordingly production of beverage and refrigerant monitoring products obtained in the acquisition of GAC assets. To reduce costs, the manufacturing of the beverage and refrigerant air monitoring products will be relocated to the Company's headquarters in College Station, Texas during the fourth quarter of 1999.

Year-to-date gross profit increased to $8,481,000 through September 30, 1999, compared to $7,937,000 for the same period of 1998. Year-to-date gross profit, as a percent of sales, was 43% for 1999 and 45% for 1998. Year-to-date gross profit dollars increased due to the increase in sales. Year-to-date gross profit as a percent of sales decreased due to changes in product mix, an increase in warranty expense, and an increase in cost related to service revenue. Year-to-date gross profit as a percent of sales was also adversely affected by operating inefficiencies related to operations at GAC.

Research and development (R&D) expenses for the third quarter of 1999 increased 49% to $551,000, or 8% of sales, compared to $371,000, or 6% of sales for the same period of 1998. Year-to-date R&D expenses through September 30, 1999 increased 22% to $1,369,000, or 7% of sales, compared to $1,118,000, or 6% of sales, for the same period of 1998. The increased amount of R&D expense for the third quarter of 1999, compared to the same period of 1998, was due to new product development cost at GAC, additional personnel, and an increase in the purchase of supplies for R&D projects. The increased amount of R&D for the nine months ended September 30, 1999 was due to new product development cost at GAC, increased number of personnel, and an increase in consulting expense. These increases were offset in part by a decrease in the purchase of supplies for R&D projects.

Selling, general, and administrative (SG&A) expenses for the third quarter of 1999 increased 11% to $1,975,000, or 29% of sales, compared to $1,776,000, or
29% of sales, for 1998. SG&A expenses for the third quarter of 1999 were higher than 1998 primarily due to cost relating to sales at GAC and increased staffing in the domestic and international sales and service organization, offset in part by a decrease in the accrual for certain discretionary employee benefits. Year-to-date SG&A expenses through September 30, 1999, increased 15% to $5,802,000, or 29% of sales, compared to $5,052,000, or 29% of sales, for the same period of 1998. SG&A expenses for the nine months ended September 30, 1999 were higher than the same period of 1998 due to the settlement during 1998 of certain post-closing matters associated with a prior year asset acquisition, higher commissions due to the increase in sales, increased staffing and the acquisition of GAC in February 1999. The terms of the 1998 settlement agreement resulted in the Company purchasing 100,000 shares of the Company's common stock for $2.20 per share from the seller of the assets. At the time of the settlement, the market value of the Company's common stock was $5.00 per share. The $280,000 difference between the market value and the purchase price of the Company's common stock received in the settlement was accounted for as a recovery of legal fees and other excess operating costs incurred in connection with the acquisition, reducing SG&A expense for the three months ended June 30, 1998. This settlement has not resulted and is not expected to result in a reduction of SG&A expenses in any future periods. These increases were offset in part by a reduction in the accrual for certain discretionary employee benefits during 1999.

Income before tax decreased 39% to $450,000 for the third quarter of 1999, compared to $739,000 for the same period of 1998. Year-to-date income before tax decreased 27% to $1,579,000 through September 30, 1999, compared to $2,164,000 for the same period of 1998. The lower profit for 1999 was due to increased operating costs, decreased interest income and the one-time settlement in 1998, offset in part by increased sales. The third quarter effective tax rates were 36% in 1999 and 37% in 1998. The year-to-date effective tax rates were 37% in 1999 and 1998.

Net income for the third quarter 1999 decreased 38% to $286,000, or $0.09 per share diluted, compared to $462,000, or $0.13 per share diluted in the same period of 1998. Year-to-date net income after tax decreased 27% to $993,000, or $0.30 per share diluted through September 30, 1999, from $1,356,000, or $0.37 per share diluted for the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $851,000 as of September 30, 1999, compared to $1,537,000 as of December 31, 1998. Working capital, as of September 30, 1999, was $7,550,000, a decrease of 25%, compared to $10,029,000 as of December 31, 1998. The decrease in working capital was primarily due to the purchase of treasury stock, the acquisition of GAC and the reinvestment of maturing bonds into longer-term bonds to increase yield. Working capital, as a percentage of total assets, was 38% as of September 30, 1999, compared to 53% as of December 31, 1998. The current ratio was 2.57 to 1 at September 30, 1999, as compared to
3.60 to 1 at December 31, 1998. Total liabilities-to-equity was 34% as of September 30, 1999, compared to 28% at December 31, 1998.

Net cash flow provided by operating activities for the nine months ended September 30, 1999, was $865,000, compared to $749,000 for the same period of 1998. The increase in cash flow provided by operating activities for the first nine months in 1999 was primarily due to the decrease in inventory and increases in accounts payable and depreciation expense, offset in part by a decrease in net income and an increase in accounts receivable. Net cash flow (used in) provided by investing activities for the nine months ended September 30, 1999 was ($685,000), compared to $559,000 for the same period of 1998. The increase in cash flow used in investing activities resulted from the acquisition of GAC, the purchase of the manufacturing rights for a headspace product, and decreased maturation of bonds, offset in part by decreased purchase of property, plant and equipment due to the completion of the facility expansion in Texas. Net cash flow used in financing activities for the nine months ended June 30, 1999 was $866,000, compared to $2,091,000 for the same period of 1998. The decrease in cash flow used in financing activities was due to a decrease in the purchase of treasury stock.

MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investment. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair value of the Company's investments in debt securities at September 30, 1999 was $2,458,277.

YEAR 2000

Year 2000 Issue. Many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the Company due to the Company's direct dependence on its own applications, equipment and systems and indirect dependence on those of other entities with which the Company must interact.

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

Company State of Readiness. The awareness phase of the Year 2000 project has begun with a corporate-wide awareness program, which will continue to be updated throughout the life of the project. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting the Company or any of its business units are or will be modified to be Year 2000 compliant. To date, the Company does not expect that responses from such third parties will be conclusive. As a result, management cannot predict the potential consequences if these or other third parties are not Year 2000 compliant. The exposure associated with the Company's interaction with third parties is also currently being evaluated. Through the awareness program, the Company has determined that some internal applications are not Year 2000 compliant. The Company has purchased replacement systems and has implemented one of these systems. The Company plans to implement the other system during the fourth quarter of 1999. The Company has evaluated its products and believes that most of the products it is currently shipping are Year 2000 compliant. The Company has plans to upgrade the products that are not Year 2000 compliant and has implemented a number of such plans with remaining actions expected to be completed by December 31, 1999. The Company believes it has no legal obligation to upgrade previously shipped products that are not Year 2000 compliant. It may make available for sale compliance fixes for certain products.

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

The goal of the Year 2000 project is to ensure that all of the critical systems and processes, which are under the direct control of the Company, remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans will be developed to respond to any failures as they may occur. Such contingency and business plans have been substantially completed with few issues remaining to be completed by December 31, 1999. Because the Company's internal systems are PC-based, management does not expect the costs to the Company of the Year 2000 project to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, based on information available at this time, the Company cannot conclude that any failure of the Company of third parties to achieve Year 2000 compliance will not adversely affect the Company.

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


                                             O.I. CORPORATION
                                 ---------------------------------------
                                              (Registrant)


Date:  November 10, 1999         BY: /s/ Julie Wright
                                     -----------------------------------
                                     Julie Wright, Corp. Controller


Date:  November 10, 1999         BY: /s/ William W. Botts
                                     -----------------------------------
                                     William W. Botts, President

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
 27.1           Financial Data Schedule