Form 10-K405
period 1999-12-31
OI CORP
filed 2000-03-23
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-6511.

                                O.I. CORPORATION
             (Exact name of registrant as specified in its charter)

              OKLAHOMA                                    73-0728053
       (State of Incorporation)                (IRS Employer Identification No.)

      151 GRAHAM ROAD, BOX 9010
       COLLEGE STATION, TEXAS                             77842-9010
(Address of principal executive offices)                  (Zip Code)

Registrant's Telephone Number, including area code: (979) 690-1711 Securities Registered Pursuant to Section 12(b) of the Act: NONE
Securities Registered Pursuant to Section 12(g) of the Act:


        TITLE OF EACH CLASS                       NAME OF EACH ELECTRONIC SYSTEM ON WHICH QUOTED
Common Stock, par value $0.10 per share         National Association of Securities Dealers Automated
                                                               Quotation System (NASDAQ)

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

The aggregate market value, as of March 13, 2000, of the common stock (based on the average of the high and low trade prices of these shares on NASDAQ) of O. I. Corporation held by non-affiliates was approximately $9,559,444.

The number of shares outstanding of the common stock as of March 13, 2000 was 3,003,846.

                       DOCUMENTS INCORPORATED BY REFERENCE
           Proxy Statement for the 2000 Annual Meeting of Shareholders
    Part III information is incorporated by reference to the Proxy Statement

                                     PART I


ITEM 1.  BUSINESS

GENERAL

O.I. Corporation (the "Company") is a corporation organized in 1963, in accordance with the Business Corporation Act of the State of Oklahoma, as Clinical Development Corporation, a builder of medical and research laboratories. In 1969, the Company moved from Oklahoma City, Oklahoma to College Station, Texas, and the Company's name was changed to Oceanography International Corporation. The Company's name was changed to O.I. Corporation in July 1980; and in January 1989, the Company filed to do business as OI Analytical to better align the company name with the products offered and market served.

The Company designs, manufactures, markets, and services products primarily for specialized applications in the analytical instruments markets, including sample preparation, detection, measurement, and monitoring instruments used to analyze chemical compounds. The Company's principal business strategy is to direct its product development capabilities, manufacturing processes, and marketing skills toward market niches, which it believes it can successfully penetrate and quickly assume a leading position. Management continually emphasizes product innovation, improvement in quality and product performance, on-time delivery, cost reductions, and other value added activities. The Company seeks growth opportunities through technological and product improvement, the development of new applications for existing products, and by acquiring and developing new products, new markets, and new competencies.


DEVELOPMENT OF THE COMPANY

The Company historically has expanded both through internal development of new products and technologies and through the acquisition of technologies, product lines, market positions, competencies, and businesses. During the past several years, the Company has completed a number of acquisitions that have provided additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution. A summary of each of the Company's strategic acquisitions is set forth below:

     o On February 1, 1999, the Company acquired certain assets of General Analysis Corporation (GAC), headquartered in South Norwalk, Connecticut. GAC designs, manufactures, and markets infrared gas and liquid analytical instruments and accessories used in laboratories, in-line and on-line liquid analysis and gas analysis in field monitoring applications.

     o On May 1, 1996, the Company acquired certain assets of ALPKEM Corporation headquartered in Wilsonville, Oregon, formerly a division of Perstorp Analytical, Inc. ALPKEM designs, manufactures, and markets flow analyzers for ion analysis using Segmented Flow Analyzers (SFA) and Flow Injection Analysis (FIA), Cyanide analyzers, and field portable instruments.

     o   On February 9, 1995, the Company acquired Laboratory Automation, Inc.,
         (LAI) d.b.a. ABC Instruments, headquartered in Columbia, Missouri. LAI was incorporated on May 17, 1993 in the State of Missouri. LAI's products include gel permeation chromatography (GPC) systems, Soxtherm (an automated Soxhlet extractor), Integrity 2000 (a solvent purification system), and other solvent recovery systems. GPC is a method of preparing a wide range of samples for analysis and is a common procedure for sample preparation for various industrial and governmental laboratories, including the U.S. Food and Drug Administration (USFDA), U.S. Department of Agriculture (USDA), and U.S. Environmental Protection Agency (EPA).

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

GAS CHROMATOGRAPHY (GC) INSTRUMENTS The Company designs, manufactures, markets, and services components with gas chromatographs, including detectors and sample introduction instruments. Gas chromatography is an analytical technique that separates organic compounds based on their unique physical and chemical properties. The use of gas chromatography in a number of diverse applications has led to the continuous development of a broad range of sample introduction and detector devices. Advances in the field are based on technology improvements that provide improved sample introduction, faster analysis, lower level and selective detection, and ease-of-use. GC instruments currently manufactured by the Company include the following:

        Electrolytic Conductivity Detector (ELCD); Photoionization Detector
        (PID); Flame-Ionization Detector (FID); Tandem PID/ELCD; Tandem PID/FID; Halogen Specific Detector (XSD)(TM); Flame Photometric Detector (FPD); Pulsed Flame Photometric Detector (PFPD); Injectors and Inlets; Purge-and-Trap Sample Concentrator (P&T); P&T Autosamplers; Headspace Sampler; Liquid Autosampler; Preconcentration and Thermo Desorption Device; Air Tube Concentrators, Volatile Organic Sample Train (VOST); and Multi-Point Sampling Inlet Module.

GC ANALYZER SYSTEMS The Company integrates GC components with GCs and GC mass spectrometers (GC/MS) to form customized GC analyzer systems including: VOC Analyzers, BTEX (Benzene, Toluene, Ethylbenzene, and Xylenes) Analyzers, Pesticide Analyzers, FBA (Fluorinated By-Products Analyzers), Continuous Emissions Monitoring (CEM), continuous air monitoring analyzers for air toxins and VOCs, Permeating Testing, and Ethyleneoxide Analyzers.

The Company configures GC systems in standard and custom configurations to meet market needs in the laboratory, in the field, and on line. Configured systems can analyze chemical compounds in gas, liquids, or solids matrixes using the appropriate components.

The Company manufactures GCs, and purchases GCs and GC/MSs manufactured by others. The Company procures GC components, GCs, and GC/MSs pursuant to a number of different arrangements, including a Value Added Reseller (VAR) Agreement and Original Equipment Manufacturer (OEM) Agreement with Agilent Technologies, Inc.

ORGANIC CARBON ANALYZER SYSTEMS The Company designs, manufactures, markets, and services Total Organic Carbon (TOC) Analyzers and related accessories that are used to measure organic and inorganic carbon levels in ultrapure water, drinking water, groundwater, wastewater, soils, and solids. The Company's TOC Analyzers are used in testing required by the EPA and testing ultrapure water used in U.S. pharmaceutical methods; the manufacturing of semiconductors; power generation; and oceanographic research. TOC products produced by the Company include: High Temperature Persulfate TOC Analyzer; Combustion TOC Analyzer; and TOC Solids Module.

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

FILTOMETERS The Company designs, manufactures, markets, and services selective wavelength instruments (non-dispersive infrared instruments) that are sometimes called Filtometers. The Filtometer employs an interference filter that defines the band of radiation falling on the detector. The signal is the result of radiation produced by the source, the energy throughput, and the quality of the option. Filtometers are quantitative and designed to make repeated measurements on individual samples or continuously on a process stream or air. The Company provides two products employing filtometer technology as follows:

         CONTINUOUS REFRIGERANT MONITORS, which are used by the chiller/refrigerant industry for the rapid detection of low-level refrigerant leaks. These instruments can monitor for all refrigerants including CFCs (Chlorofluorocarbons), HFCs (Hydrofluorocarbons), HCFCs (Hydrochlorofluorocarbons) and ammonia and meet ASHRAE (American Society of Heating, Refrigerating and Air-conditioning Engineers) 15-1994 Safety Code Requirements.

         BEVERAGE ANALYZERS, which are used on-line and in the laboratory to measure dissolved Brix (sugar), diet syrup and carbon dioxide in beverages. This equipment is currently used in soft-drink bottling plants, breweries, and wineries.

VALUE ADDED RESELLER

The Company is a value-added reseller (VAR) for analytical instruments manufactured by Agilent Technologies, Inc. (Agilent). Under the terms of the agreement with Agilent, the Company purchases Agilent analytical instruments, including GCs and gas chromatography/mass spectrometers (GC/MSs), integrates them with Company-manufactured components, and markets these analytical systems for environmental analysis to comply with EPA 500, 600, and 8000 Series Methods, and for other chemical analyses. The Company conducts its own marketing to generate sales leads, obtains customer orders, configures systems, ships, installs, and provides after-sale support. The VAR agreement is subject to renewal annually. Should the VAR not be renewed, the Company believes substitute arrangements for access to GC and GC/MS instruments can be made with little or no adverse economic consequence.

SALES BY LOCATION

All of the Company's assets are located in the United States and all sales are conducted in U.S. dollars. There have been no sales or transfers between geographic areas during the last five fiscal years. Estimated net revenue attributable to the United States, export revenue as a group, and the number of countries in which export revenue was generated are as follows:

$ in thousands                     1999       1998       1997       1996       1995
--------------                   -------    -------    -------    -------    -------
Net Revenue:
  United States                  $21,193    $18,732    $16,941    $15,568    $15,110
  Export                           4,541      4,952      4,689      4,588      2,832
                                 -------    -------    -------    -------    -------
       Total                     $25,734    $23,684    $21,630    $20,156    $17,942
                                 =======    =======    =======    =======    =======

% Revenue:
   United States                      82%        79%        78%        77%        84%
   Export                             18%        21%        22%        23%        16%
                                 -------    -------    -------    -------    -------
       Total                         100%       100%       100%       100%       100%
                                 =======    =======    =======    =======    =======

Number of countries-export            59         54         39         35         31

Sales to any particular international geographic area did not exceed 10% of revenue for any of the years 1995 to 1999.

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

The Company's policy is to have its products certified pursuant to safety standards by one or more of the following agencies: Underwriters Laboratories
(UL), Canadian Standards Association (CSA) and/or the European Committee for Electrotechnical Standardization (CE). These agencies and others also certify that instruments meet certain performance standards and that advertised specifications are accurate. During 1999, the Company obtained ISO 9001 certification for its College Station, Texas manufacturing operations and is in the process of obtaining ISO 9001 certification for its Birmingham, Alabama manufacturing operations.

MARKETING

The Company markets and sells analytical components and systems that it manufactures and that are purchased for resale, provides on-site installation and support services, and distributes expendables and accessories required to support the operation of products sold. The Company sells its products domestically to end users through a direct sales channel and manufacturers' representatives, and internationally through independent manufacturers' representatives and distributors. The Company's marketing program includes advertising, direct mail, seminars, trade shows, telemarketing, and promotion on the Company's Internet web site.

TECHNICAL SUPPORT

The Company employs a technical support staff that provides on-site installation service and after-sale support to ensure customer satisfaction. The Company offers training courses, publishes technical information, and provides application support for customers. Products sold by the Company generally include a 90-day to one-year warranty. Customers may also purchase extended warranty contracts that provide coverage after the expiration of the initial warranty. The Company installs and services its products through its field service personnel in the United States and Canada and through distributors and manufacturers' representatives internationally.

RESEARCH AND DEVELOPMENT

The analytical instrumentation industry is subject to rapid changes in technology. The Company's success is heavily dependent on its ability to continually improve its existing products and to introduce new products. Research and development costs, relating to both present and future products, are expensed as incurred, and such expenses were $1,881,000 in 1999, $1,458,000 in 1998, and $1,697,000 in 1997. The Company actively pursues development of potential new products, including custom configured GC systems and components, instrument control and data reporting software systems, dedicated analyzers, microwave systems and other sample preparation products, on-line beverage monitors, and continuous air monitoring systems to measure refrigerants.

PATENTS

The Company holds both United States and international patents and has both U.S. and international patent applications pending. The Company currently holds 32 patents, which expire between the years 2002 and 2015. As a matter of policy, the Company vigorously pursues and protects its proprietary technology positions and seeks patent coverage on technology developments that it regards as material and patentable. While the Company believes that all of its patents and applications have value, its future success is not dependent on any single patent or application.

COMPETITION

The Company encounters aggressive competition in all aspects of its business activity. The Company competes with many firms in the design, manufacture, and sale of analytical instruments, principally on the basis of product technology and performance, quality and reliability, sales and marketing ability, product support, delivery, and price. Most of the Company's competitors have significantly greater financial and other resources, broader market coverage on a global basis, and greater breadth of product line in each market segment served than the Company.

EMPLOYEES

As of December 31, 1999, the Company had a total of 190 full-time employees. The Company employs scientists and engineers who research and develop potential new products. To protect the Company's proprietary information, the Company has confidentiality agreements with its employees who come in contact with such information. None of the Company's employees are covered by a collective bargaining agreement. Management believes that relations between the Company and its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, positions, and offices, as of March 13, 2000, are as follows:


       Name                   Age                 Position                         Date Elected to Position
-----------------             ---                 --------                         ------------------------

William W. Botts               57      President and Chief Executive Officer                   1985
                                       Chairman of the Board                                   1986

Mark G. Whiteman               46      Vice President/General Manager                          1997

Jane A. Smith                  51      Vice President/Corporate Secretary                      1990

Julie A. Wright                33      Corporate Controller                                    1999

William W. Botts joined the Company as President and Chief Operating Officer on February 1, 1985, was named Chief Executive Officer of the Company on July 19, 1985, and Chairman of the Board of Directors of the Company on May 26, 1986. Prior to joining the Company, he was Vice President and General Manager of the Brandt Division of TRW Inc.

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

Julie A. Wright has been employed with the Company since 1990. She was named Controller in 1993. On May 10, 1999, she was named Corporate Controller.

ENVIRONMENTAL REGULATIONS

The Company believes it is in compliance with federal, state, and local laws and regulations involving the protection of the environment. The Company routinely handles small amounts of materials that may be deemed hazardous. Hazardous materials are primarily introduced into the Company's products by end users rather than by the Company. The Company believes there will be no material effect upon its capital expenditures, earnings, and competitive position caused by its compliance with federal, state, or local provisions regulating the discharge of materials into the environment or relating to the protection of the environment. However, to the extent that analytical instruments designed and manufactured by the Company for environmental analysis are purchased by its customers to assist them in complying with environmental regulations, changes to these regulations could reduce demand for some of the Company's products.

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

BACKLOG - OPEN ORDERS

The Company's backlog of orders on December 31, 1999 was approximately $2,986,000, compared to $2,383,000 as of December 31, 1998, and $3,575,000 as of
December 31, 1997. The Company's policy is to include in its backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors. The Company anticipates that substantially all of its present backlog of orders will be shipped or completed during 2000.

CUSTOMERS

The Company's customers include various military agencies of the U.S. government, industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities, environmental testing laboratories, beverage bottlers, and chiller-refrigerant companies. No single customer accounted for more than 10% of revenue in 1999, 1998, or 1997. However, federal, state, and municipal governments and public and private research institutions accounted for 29% of revenue in 1999, 31% of revenue in 1998, and 35% in 1997. A decrease in sales to these governmental groups could have a material adverse impact on the Company's results of operations. Export sales accounted for 18% of revenue in 1999, compared to 21% in 1998, and 22% in 1997.

--------------------------------------------------------------------------------
ITEM 2.  PROPERTIES

The Company owns approximately 68,650 sq. ft. of office, engineering, laboratory, and production space in College Station, Texas and leases approximately 17,700 sq. ft. of office, engineering, laboratory, production, and warehouse space in Alabama, Missouri, Oregon, Connecticut, and Texas. The facility in Oregon is subleased and is not occupied by the Company. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any of its leases are not extended.

The Company's headquarters, research, and manufacturing operations occupy approximately 68,650 sq. ft. of space located on 11.29 acres of land in College Station, Texas. The Company rents and uses for storage a 4,500 sq. ft. facility on a separate tract of land approximately eight miles from the Company's headquarters.

The Company leases approximately 10,000 sq. ft., in Pelham, a subdivision of Birmingham, Alabama under a lease expiring October 2004, approximately 3,200 sq. ft. in Columbia, Missouri on a month-to-month basis, and approximately 2,000 sq. ft. in South Norwalk, Connecticut under a lease expiring in May 2000. The Company also leases approximately 2,500 sq. ft. in Beaverton, Oregon under a lease expiring in May 2001. This facility is subleased to a third party.

--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company has received, and in the future may receive, notice of claims against it, which in some instances have developed, or may develop, into lawsuits. Management does not expect any pending claim to have a material adverse effect on the consolidated financial position and results of operations of the Company.

--------------------------------------------------------------------------------
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                     PART II

--------------------------------------------------------------------------------
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK MARKET INFORMATION The Company's Common Stock trades on the NASDAQ Stock Market under the symbol: OICO. Information below is contained in a statistical report obtained from the National Association of Securities Dealers, Inc. (NASD). The ranges of high and low trade prices for the Company's Common Stock for 1999 and 1998 were as follows:



                                        1999                 1998
                                    -------------       -------------
                                    HIGH      LOW       High      Low
                                    ----      ---       ----      ---

          First Quarter               7      4-3/8      4-5/8      4
          Second Quarter            5-1/2    3-5/8      5-1/2    4-1/8
          Third Quarter            4-11/16   4-1/4      5-1/4    4-9/32
          Fourth Quarter            4-5/8    3-7/8     6-7/16      4

NOTE: The above quotations represent prices between dealers, do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

DIVIDENDS The Company has never paid dividends on the Common Stock, and management does not anticipate paying any dividends in the near future.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK As of March 13, 2000, there were approximately 943 holders of record of the Company's Common Stock.

--------------------------------------------------------------------------------
ITEM 6. SELECTED FINANCIAL DATA


($ in thousands except per share amounts)              1999           1998         1997          1996          1995
----------------------------------------------       ----------    ----------    ----------    ----------    ----------

Income statement data:
Net revenue                                          $   25,734    $   23,684    $   21,630    $   20,156    $   17,942
Income before income taxes                                1,587         2,859         2,035         1,469         1,507
Net income                                                1,051         1,822         1,393         1,003         1,023

Diluted earnings per share                           $     0.32    $     0.50    $     0.35    $     0.24    $     0.24

Balance sheet data:
Total assets                                         $   19,490    $   18,828    $   19,100    $   19,186    $   17,700
Working capital                                           7,964        10,028        12,300        12,391        11,855
Shareholders' equity                                     14,533        14,744        15,284        14,961        14,212

Common size income statement data:
Net revenue                                               100.0%        100.0%        100.0%        100.0%        100.0%
Cost of revenue                                            58.0          53.9          53.4          50.0          51.5
                                                     ----------    ----------    ----------    ----------    ----------
    Gross profit                                           42.0          46.1          46.6          50.0          48.5

Selling, general, and administrative                       29.9          30.0          31.8          31.7          30.7
Research and development                                    7.3           6.1           7.9           9.0          10.8
Patent litigation expense                                   0.0           0.0           0.2           4.5           1.6
                                                     ----------    ----------    ----------    ----------    ----------
    Operating income                                        4.8          10.0           6.7           4.8           5.4
Other income (expense), net                                 1.4           2.1           2.7           2.5           3.0
                                                     ----------    ----------    ----------    ----------    ----------
    Income before income taxes                              6.2          12.1           9.4           7.3           8.4
Provision for income taxes                                  2.1           4.4           3.0           2.3           2.7
                                                     ----------    ----------    ----------    ----------    ----------
    Net income                                              4.1%          7.7%          6.4%          5.0%          5.7%
                                                     ==========    ==========    ==========    ==========    ==========


The 1999 results include the acquisition of GAC, which was completed on February 1, 1999. See Note 2 to the financial statements.

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

SUMMARY Net revenue increased 9% in 1999, compared to 1998, while net income was down 42% for the same period. The Company's financial position as of December 31, 1999 reflects a decrease in working capital to $7,964,000, compared to $10,028,000 at December 31, 1998. Diluted earnings per share were $0.32 in 1999, $0.50 in 1998, and $0.35 in 1997.

REVENUE Net revenue was $25,734,000 in 1999, compared to $23,684,000 in 1998, and $21,630,000 in 1997. Export revenue decreased 8% to $4,541,000 in 1999, while domestic revenue increased 13% to $21,193,000. In 1998, export revenue increased 6% to $4,952,000 and domestic revenue increased 11% to $18,732,000.

Sales of TOC analyzers decreased in 1999 compared to 1998 due to a decline in demand in the U.S. pharmaceutical industry. This decline was due to most pharmaceutical companies having purchased during 1998 TOC analyzers to comply with the U.S. Pharmacopoeia (USP) guidelines. These guidelines required that cleaning validation using TOC be implemented during 1998. Sales of TOC analyzers had increased in 1998 compared to 1997 due to improved demand in the pharmaceutical market and the enhancement of the Company's Combustion TOC Analyzer to serve the wastewater market. During 1998, U.S. pharmaceutical companies increased their purchases of TOC analyzers to comply with USP guidelines for cleaning validation.

Microwave product sales decreased in 1999 due to lower demand in international markets. The Company believes it has continued to improve the performance, reliability, and value to the customer of its closed-vessel microwave system. Microwave product sales increased from 1997 to 1998 due to a few large international sales.

Sales of GC components and systems increased in 1999 primarily due to increases in the sale and lease of GC/MS systems configured with the Company's sample inlet systems. Previously, the GC/MS system sold by certain of the Company's competitors displaced GC systems offered by the Company that included selective detectors manufactured by the Company. By offering GC/MS systems, the Company believes it has recognized and addressed the trend in environmental testing of performing tests using MS detectors, rather than selective detectors. GC/MS systems sales have less value added by the Company than GC systems configured with the Company's selective detector. Accordingly, gross profit margins are reduced to the extent that GC/MS systems sales increase and sales of GC systems with Company-manufactured, selective detectors decrease. Sales of GC components and systems increased from 1997 to 1998 for the reasons stated above and an increase in the sale of continuous emissions monitoring (CEM) systems due primarily to U.S. government purchases of chemical warfare agent monitoring systems. The Company believes that ratification of the Chemical Weapons Convention Treaty by the U.S. in mid-1997 provided the impetus for a number of government agencies to commence programs requiring chemical warfare agent monitoring systems.

Sales of flow analyzer products decreased in 1999 and 1998 as compared to 1997 due to a decline in sales of aftermarket parts, offset in part by an increase in equipment sales.

During 1999, overall sales increased due to sales of beverage and refrigerant monitoring products resulting from the acquisition of GAC on February 1, 1999. There were no beverage and refrigerant monitoring sales in 1998 or 1997. Sales of the beverage monitors have been hurt by delays in the introduction of a new product, competitive actions, and lower market demand due to restructuring in the soft drink industry.

Capital leasing revenues decreased in 1999 compared to 1998, which decreased slightly from 1997. Capital leases are generally three to four years and allow customers to manage their cash outflow against the income generated by their instruments. The Company files public notice documents under the Uniform Commercial Code in conjunction with each lease to protect its interest in the equipment. The Company maintained a portfolio of investments in such sales-type leases amounting to $908,000 as of December 31, 1999, $1,035,000 as of December 31, 1998, and $890,000 as of December 31, 1997. The average effective interest rate of the leases was 9.7% for the portfolio as of December 31, 1999.

International revenues decreased 8% to $4,541,000 in 1999 compared to $4,952,000 in 1998, and $4,688,000 in 1997. International revenues as a percent of total revenue were 18% for 1999, compared to 21% in 1998 and 22% in 1997. International revenues decreased from 1998 to 1999 due to the general economic conditions in Asia and aggressive competitor actions in certain product lines in Europe. Additionally, the 1998 international revenues included a few large, nonrecurring sales of the microwave product line. The Company had 94 distributors and representatives in 48 countries at December 31, 1999, compared to 66 distributors and representatives in 39 countries at December 31, 1998, and 77 distributors and representatives in 39 countries at December 31, 1997. The increase in the number of distributors is the result of adding representatives due to the acquisition of new product lines and initiatives to enter new markets.

Neither inflation nor changing prices have had a material impact on the Company's net revenues over the past three fiscal years.

GROSS PROFIT Gross profit was 42% in 1999, compared to 46% in 1998, and 47% in 1997. During 1999 gross profit decreased due to an increase in sales of GC/MS systems, which are lower margin products, an increase in the cost of service revenue, and increased manufacturing variance. The increased manufacturing variance was primarily due to lower sales volume and accordingly lower production of beverage and refrigerant monitoring products obtained in the acquisition of GAC. To reduce costs, the manufacturing of the beverage and refrigerant monitoring products was relocated to the Company's headquarters in College Station, Texas during November 1999. During 1998 gross profit decreased due to an increase in sales of GC/MS systems and an increase in the cost of service revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general, and administrative (SG&A) expenses were $7,692,000 in 1999, or 30% of revenue, compared to $7,093,000, or 30% of revenue in 1998, and $6,929,000, or 32% of revenue in 1997. The increase in SG&A expenses from 1998 to 1999 resulted from higher commissions due to the increase in sales, increased staffing in the domestic and international sales and service organizations, cost related to sales of the beverage and refrigerant monitoring products obtained in the acquisition of GAC, and the settlement during 1998 of certain post-closing matters associated with an asset acquisition completed in 1997. These increases were offset in part by a decrease in the accrual for certain discretionary employee benefits. The terms of the asset acquisition settlement agreement in 1998 resulted in the Company purchasing 100,000 shares of the Company's common stock for $2.20 per share from the seller of the assets. At the time of the settlement, the market value of the Company's common stock was $5.00 per share. The $280,000 difference between the market value and the purchase price of the Company's common stock received by the Company in the settlement was accounted for as a recovery of legal fees and other excess operating costs incurred in connection with the acquisitions, reducing SG&A expense during 1998. Such settlement has not resulted in and is not expected to result in a reduction of SG&A cost in any future periods. The increase in SG&A expenses from 1997 to 1998 resulted from higher commissions and royalties due to the increase in sales, increased costs of recruitment of new employees, an increase in the accrual for certain discretionary employee benefits and expenses associated with the consolidation of certain operations. The increases were offset in part by the settlement of the aforementioned post-closing matters associated with a prior year asset acquisition.

RESEARCH AND DEVELOPMENT EXPENSES Research and development (R&D) expenditures amounted to $1,881,000, or 7% of revenue in 1999, compared to $1,458,000, or 6% of revenue in 1998, and $1,697,000, or 8% of revenue in 1997. R&D expenses increased from 1998 to 1999 due to product development costs at GAC and an increased number of personnel, offset in part by a decrease in consulting expense and a decrease in the purchase of supplies for R&D projects. R&D expenses decreased from 1997 to 1998 due to fewer personnel and a decrease in the purchase of supplies used in the design of products.

INTEREST INCOME Interest income decreased 31% to $302,000 in 1999 from $436,000 in 1998, which decreased 7% from $468,000 in 1997. The decrease in interest income from 1998 to 1999 was due to a decrease in cash, cash equivalents, and investments during 1999. This decrease in cash was due to the purchase of treasury stock, the acquisition of GAC, and the purchase of manufacturing rights for a headspace product. The decrease in interest income from 1997 to 1998 was due to a decrease in cash and cash equivalents and investments during 1998 due to the purchase of treasury stock and payment for a facility expansion of the College Station location.

INCOME BEFORE INCOME TAXES Income before income taxes decreased 45% to $1,587,000, or 6% of revenue in 1999 from $2,859,000, or 12% of revenue in 1998, which increased 40% from $2,035,000, or 9% of revenue in 1997. Income before tax decreased in 1999 compared to 1998 due to the increase in SG&A and R&D expense and the decrease in interest income, offset in part by the increase in sales. Income before tax increased in 1998 compared to 1997 due to the increase in sales and a decrease in R&D expense, offset in part by an increase in SG&A expense and a decrease in interest income.

PROVISION FOR INCOME TAXES The Company's effective income tax rate was 34% in 1999 and 36% in 1998 and 32% in 1997. The income tax rate decreased from 1998 to 1999 due to increased tax benefit from the Company's Foreign Sales Corporation. The income tax rate increased from 1997 to 1998 due to the mix of sales by state.

NET INCOME Net income decreased 42% to $1,051,000, or 4% of revenue for 1999, compared to $1,822,000, or 8% of revenue for 1998, which increased 31% from $1,393,000, or 6% of revenue for 1997. Several factors contributed to the decline in net income during 1999, including lower sales in most products, delays in completing development and introduction of a potential new product, expenses relating to relocation and integration of the beverage and refrigerant air monitoring products, field service expenses to rebuild customer relations with soft drink bottlers, and staffing and travel expenses relating to international marketing.

BASIC AND DILUTED EARNINGS PER SHARE Basic earnings per share were $0.33 for 1999, compared to $0.51 for 1998 and $0.36 for 1997 computed based on 3,223,601 shares outstanding for 1999, 3,560,818 for 1998, and 3,924,128 for 1997. Diluted earnings per share were $0.32 for 1999, compared to $0.50 for 1998 and $0.35 for 1997 computed based on 3,278,816 shares outstanding for 1999, 3,641,434, in 1998, and 3,991,911 in 1997. The declining number of shares outstanding is attributable to the Company's stock repurchase program, on which it expended $1,364,000, $2,446,000, and $950,000, for 1999, 1998, and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES The Company considers a number of liquidity measures that aid in measuring the Company's ability to meet its financial obligations. Such ratios, working capital, and changes in cash and cash equivalents as of the end of the Company's last three years are as follows:


($ in thousands)                                       1999         1998         1997
----------------                                     --------     --------     --------
                                LIQUIDITY MEASURES

Ratio of current assets to current liabilities            2.7          3.6          4.5
Total liabilities to equity                                34%          28%          25%
Days sales in accounts receivable                          56           52           60
Average annual inventory turnover                         3.0          2.9          3.1
Working capital                                      $  7,964     $ 10,028     $ 12,300

                         CHANGES IN CASH AND CASH EQUIVALENTS

Net cash provided by (used in)
   Operating activities                              $  1,339     $  1,551     $  1,721
   Investing activities                                  (726)         918       (1,343)
   Financing activities                                (1,263)      (2,362)        (911)

Net increase (decrease) in:
   Cash and cash equivalents                         $   (650)    $    107     $   (533)
Cash and cash equivalents:
   Beginning of year                                    1,537        1,430        1,963
   End of year                                            887        1,537        1,430

Working capital decreased 21%, or $2,064,000, to $7,964,000 in 1999, compared to $10,028,000 in 1998 and $12,300,000 in 1997. The current ratio of 2.7 for 1999 was down from 3.6 for 1998, primarily due to an increase in accounts payable and a decrease in cash and investments caused by the acquisition of GAC, the purchase of the manufacturing rights for a headspace product, and the repurchase of 317,685 shares of the Company's Common Stock now held in treasury. Since 1995, the Company has repurchased an aggregate 1,311,315 shares at an average purchase price of $4.12 per share. As of December 31, 1999, the Company held 1,046,736 shares in treasury. The 1998 current ratio of 3.6 was down from 4.5 in 1997 primarily due to an increase in accrued liabilities and a decrease in cash and investments caused by payments for a facility expansion in College Station and the repurchase of common stock. The Company's cash position decreased to $887,000 in 1999 from $1,537,000 in 1998, primarily due to the acquisition of GAC, payment for the above-mentioned manufacturing rights, and the repurchase of common stock. Average annual inventory turnover was slightly higher at 3.0 in 1999, compared to 2.9 in 1998 and 3.1 in 1996. The number of days of sales in accounts receivable increased to 56 days in 1999, from 52 days in 1998, which decreased from 60 days in 1997. Current liabilities increased to $4,755,000 in 1999 from $3,857,000 in 1998 due primarily to an increase in accounts payable and unearned revenue, offset in part by a decrease in accrued compensation related to certain discretionary employee benefits. Total liabilities represented 34% of equity in 1999, compared to 28% in 1998 and 25% in 1997.

Net cash flow provided by operating activities for 1999 was $1,339,000, compared to $1,551,000 in 1998 and $1,721,000 in 1997. The decrease in cash flow from operations in 1999 was primarily due to the decrease in net income, an increase in accounts receivable, and a decrease in accrued liabilities, offset in part by a decrease in inventory and an increase in accounts payable. All working capital account changes for 1999 are net of the effect of the purchase of GAC. The decrease in cash flow from operations in 1998 compared to 1997 was primarily due to an increase in inventory, offset in part by a decrease in accounts receivable, an increase in accrued liabilities, and an increase in net income. Net cash flow provided by (used in) investing activities for 1999 was ($726,000), compared to $918,000 in 1998, and ($1,343,000) in 1997. The decrease in cash flow provided by investing activities during 1999 was primarily due to the acquisition of GAC, the purchase of the manufacturing rights to a headspace product, and the decrease in the maturity of investments, offset in part by the decrease in payment for the facility expansion in College Station due to the project's completion. The increase in cash flow provided by investing activities during 1998 was due to the maturity of investments, offset in part by the purchase of fixed assets and payment for the facility expansion in College Station. Net cash flow used in financing activities was $1,262,000 in 1999, compared to $2,362,000 in 1998, and $911,000 in 1997. The decrease in cash flow used in financing activities in 1999 was due to decreased purchases of treasury stock. The increase in cash flow used in financing activities from 1997 to 1998 was due to increased purchases of treasury stock.

The Company has historically been able to fund working capital and capital expenditures from operations, and expects to be able to finance its 2000 working capital requirements from cash on hand and funds generated from operations.

SEGMENT INFORMATION The Company manages its businesses primarily on a product and services basis. The Company's reportable segments are analytical instruments and beverage monitors. See Note 14 for additional segment data.

YEAR 2000

To coordinate the phases of the Company's Year 2000 project, the Company established an executive steering committee and a project team. The phases of the project were: (i) awareness; (ii) assessment; (iii) remediation; (iv) testing; (v) implementation of the necessary modifications and (vi) contingency planning. The goal of the Year 2000 project was to ensure that all of the critical systems and processes under the Company's direct control remained functional. As of December 31, 1999, the Company had substantially completed the above phases for all critical domestic and international systems. While the Year 2000 rollover date has passed with no apparent disruptions experienced by the Company's systems and processes, it remains possible that third parties may have experienced disruptions which have not yet manifested any impact on the Company, but could in the future. Accordingly, the Company is prepared to implement its contingency plans should a disruption occur. While the total cost of the Company's Year 2000 project has yet to be determined, the Company does not expect to incur any remaining material costs in 2000.

Other than the items discussed above, management is not aware of other commitments or contingent liabilities, which would have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

CHANGING PRICES AND THE EFFECT OF INFLATION The Company believes that competition based on price is the most significant factor affecting its customers' buying decisions. There is no assurance that the Company can pass along cost increases in the form of price increases or sustain profit margins that have been achieved in prior years. Although inflation has not had a material impact on the Company's operations, there is no assurance that inflation will not adversely affect its operations in the future. The prices of some components purchased by the Company have increased in the past several years due in part to decreased volume. Certain other material and labor costs have also increased, but the Company believes that these increases are approximately consistent with overall inflation rates.

UNCERTAINTY OF BUSINESS GROWTH The environmental instrument markets in which the Company competes have been flat or declining over the past several years. The Company has identified a number of strategies it believes will allow it to grow its business despite this decline, including acquiring complementary businesses, developing new applications for its technologies, and strengthening its presence in selected geographic markets. No assurance can be given that the Company will be able to successfully implement these strategies, or that these strategies will result in the growth of the Company's business.

RISKS ASSOCIATED WITH ACQUISITION STRATEGY One of the Company's growth strategies is to supplement internal growth with the acquisition of complementary businesses and technologies that augment its existing product lines. Certain businesses acquired by the Company within the past five years have produced net operating losses or low levels of profitability. Businesses the Company may seek to acquire in the future may also be marginally profitable or unprofitable. In order for any acquired business to achieve the level of profitability desired by the Company, the Company must successfully change the acquired companies' operations and improve their market penetration. No assurance can be given that the Company will be successful in this regard. In addition, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to complete pending or future acquisitions. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financing. Debt financing, if available, may be on terms that are unfavorable to the Company and equity financing may result in significant dilution to the Company's shareholders.

RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE, OBSOLESCENCE, AND THE DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS The market for the Company's products and services is characterized by rapid and significant technological change and evolving industry standards. New product introductions responsive to these factors require significant planning, design, development and testing at the technological, product, and manufacturing process levels, and may render existing products and technologies uncompetitive or obsolete. There can be no assurance that the Company's products will not become uncompetitive or obsolete. In addition, industry acceptance of new technologies developed by the Company may be slow to develop due to, among other things, existing regulations applying specifically to older technologies and the general unfamiliarity of users with new technologies.

POSSIBLE ADVERSE EFFECT FROM CONSOLIDATION IN THE ENVIRONMENTAL INSTRUMENT MARKET AND CHANGES IN ENVIRONMENTAL REGULATIONS One of the important markets for the Company's products is environmental analysis. During the past four years, there has been a contraction in the market for analytical instruments used for environmental analysis. This contraction has caused consolidation in the businesses serving this market. Such consolidation may have an adverse impact on certain businesses of the Company. In addition, most air, water, and soil analyses are conducted to comply with federal, state, local, and foreign environmental regulations. These regulations are frequently specific as to the type of technology required for a particular analysis and the level of detection required for that analysis. The Company develops, configures, and markets its products to meet customer needs created by existing and anticipated environmental regulations. These regulations may be amended or eliminated in response to new scientific evidence or political or economic considerations. Any significant change in environmental regulations could result in a reduction in demand for the Company's products.

POSSIBLE ADVERSE EFFECT FROM DEPENDENCE ON SALES TO THE U.S. GOVERNMENT The Company's customers include various government agencies and public and private research institutions, which accounted for 29% of the Company's sales in 2000. The capital spending of these entities can have a significant effect on the demand for the Company's products. Such spending is based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, public policy, political trends, and the effects of different economic cycles. Any decrease in capital spending by any of the customer groups that account for a significant portion of the Company's sales could have a material adverse effect on the Company's business and results of operations.

DEPENDENCE ON CAPITAL SPENDING PATTERNS OF CUSTOMERS AND GOVERNMENT FUNDING The Company's customers include pharmaceutical and chemical companies, laboratories, government agencies, and public and private research institutions. The capital spending patterns of these entities, and fluctuation in the funding of government agencies who are major customers, can have a significant effect on the demand for the Company's products. Any decrease in capital spending by any of the customer groups that account for a significant portion of the Company's sales, or a decline in the funding of government customers, could have a material adverse effect on the Company's business and results of operations.

POSSIBLE ADVERSE IMPACT OF SIGNIFICANT INTERNATIONAL SALES Sales outside the United States accounted for approximately 18% of the Company's revenues in 1999. The Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand; export licenses, if required, may be difficult to obtain and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

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

PROTECTION, DEFENSE, AND USE OF INTELLECTUAL PROPERTY The Company holds patents relating to various aspects of its products and believes that proprietary technical know-how is critical to many of its products. Proprietary rights relating to the Company's products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will issue from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology. In the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and technical know-how. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company will not initiate litigation to challenge the validity of the Company's patents, or that they will not use their resources to design comparable products that do not infringe upon the Company's patents. There may also be pending or issued patents held by parties not affiliated with the Company that relate to the Company's products or technologies. The Company may need to acquire licenses to, or contest the validity of, any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected. In addition, the Company relies on trade secrets and proprietary technical know-how that it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

MARKET RISK The Company is exposed to a variety of market risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks or its efforts to manage market risks.

The fair value of the Company's investments in debt securities at December 31, 1999 and 1998 was $2,299,645 and $2,776,814, respectively. See Note 3 for further information regarding these instruments. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. The Company intends to hold all investments to maturity.

--------------------------------------------------------------------------------
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT RESPONSIBILITY FOR FINANCIAL REPORTING Management is responsible for the integrity and objectivity of the data included in this report. We believe we have provided financial information (both audited and unaudited) that is representative of the Company's operations, reliable on a consistent basis throughout the periods presented, and relevant for a meaningful appraisal of the Company. The financial statements have been prepared in accordance with generally accepted accounting principles. Where necessary, they reflect estimates based on management's judgment.

Established accounting procedures and related systems of internal control provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, and that policies and procedures are implemented by qualified personnel. Management periodically reviews the Company's accounting and control systems.

The Company's Audit Committee, composed of at least three members of the Board of Directors who are not employees of the Company, meets regularly with representatives of management and the independent accountants to monitor the functioning of the accounting and control systems and to review the results of the audit performed by the independent accountants. The independent accountants and Company employees have full and free access to the Audit Committee without the presence of management.

The Audit Committee recommends independent accountants for appointment by the Board.

The independent accountants conduct an objective, independent examination of the financial statements. Their report appears as a part of the Company's Annual Report on Form 10-K.


         /s/ Julie A. Wright
----------------------------------------
Julie A. Wright, Corporate Controller


        /s/ William W. Botts
----------------------------------------
William W. Botts, President/CEO


Date:       March 15, 2000
     -----------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS


THE BOARD OF DIRECTORS AND STOCKHOLDERS OF O. I. CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of O. I. Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Houston, Texas
January 21, 2000

                                O. I. CORPORATION
                           CONSOLIDATED BALANCE SHEET



                                                                                       December 31
                                                                              ----------------------------
                                                                                  1999            1998
                                                                              ------------    ------------
                             ASSETS

Current assets:
   Cash and cash equivalents                                                  $    887,043    $  1,536,548
   Investments                                                                   1,760,299       2,771,565
   Accounts receivable-trade, net of allowance for doubtful accounts of
       $254,038 and $215,917, respectively                                       3,927,999       3,361,305
   Investment in sales-type leases                                                 485,699         459,184
   Inventories                                                                   4,922,748       4,917,268
   Deferred income tax assets                                                      601,958         537,401
   Other current assets                                                            133,857         302,333
                                                                              ------------    ------------
         Total current assets                                                   12,719,603      13,885,604
Property, plant and equipment, net                                               3,895,235       3,620,389
Investment in sales-type leases, net of current                                    422,002         575,600
Long-term investments                                                              553,155               0
Other assets, net                                                                1,899,886         747,154
                                                                              ------------    ------------

Total assets                                                                  $ 19,489,881    $ 18,828,747
                                                                              ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                                    $  2,299,055    $  1,198,271
   Accrued liabilities                                                           2,456,122       2,659,023
                                                                              ------------    ------------
         Total current liabilities                                               4,755,177       3,857,294
                                                                              ------------    ------------
Deferred income taxes                                                              201,785         227,612
                                                                              ------------    ------------
Commitments and contingencies
                                                                              ------------    ------------
Shareholders' equity:
   Preferred stock, $0.10 par value, 3,000,000 shares authorized, no shares issued and outstanding
   Common stock, $0.10 par value, 10,000,000 shares authorized,
        4,103,377 shares issued                                                    410,338         410,338
   Additional paid-in capital                                                    4,381,089       4,373,896
   Treasury stock, 1,046,736 and 754,334 shares, respectively, at cost          (4,597,732)     (3,328,173)
   Retained earnings                                                            14,339,224      13,287,780
                                                                              ------------    ------------
                                                                                14,532,919      14,743,841
                                                                              ------------    ------------
Total liabilities and stockholders' equity                                    $ 19,489,881    $ 18,828,747
                                                                              ============    ============








   The accompanying notes are an integral part of these financial statements.

                                O. I. CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME


                                                              Years Ended December 31,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------

Net revenue                                        $ 25,734,267    $ 23,683,685    $ 21,630,245
Cost of revenue                                      14,933,362      12,764,748      11,554,442
                                                   ------------    ------------    ------------
   Gross profit                                      10,800,905      10,918,937      10,075,803

Selling, general and administrative expenses          7,692,379       7,093,192       6,928,679
Research and development expenses                     1,880,976       1,458,326       1,696,688
                                                   ------------    ------------    ------------
   Operating income                                   1,227,550       2,367,419       1,450,436
Other income (expense):
   Interest income, net                                 302,483         436,147         467,782
   Other income                                          56,705          55,505         116,626
                                                   ------------    ------------    ------------
         Income before income taxes                   1,586,738       2,859,071       2,034,844
Provision for income taxes                             (535,294)     (1,036,637)       (642,252)
                                                   ------------    ------------    ------------

         Net income                                $  1,051,444    $  1,822,434    $  1,392,592
                                                   ============    ------------    ------------

Basic earnings per share                           $       0.33    $       0.51    $       0.36
                                                   ============    ============    ============

Diluted earnings per share                         $       0.32    $       0.50    $       0.35
                                                   ============    ============    ============





   The accompanying notes are an integral part of these financial statements.

                                O. I. CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                Years Ended December 31,
                                                                     -------------------------------------------
                                                                         1999            1998            1997
                                                                     ------------    ------------    ------------

Cash flows from operating activities:
   Net income                                                        $  1,051,444    $  1,822,434    $  1,392,592
   Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation and amortization                                  626,418         410,617         570,010
           Deferred income taxes                                          (90,384)         65,711          48,086
           Gain on disposition of property                                (19,410)        (10,219)        (45,589)
   Changes in assets and liabilities, net of the effect of the purchase of General Analysis Corporation (GAC)(1999):
           Accounts receivable                                           (292,648)        209,185         357,660
           Inventories                                                    313,243      (1,139,491)          2,175
           Other assets                                                   221,277        (135,526)       (289,674)
           Accounts payable                                               540,837         (31,809)        (83,395)
           Accrued liabilities                                         (1,012,002)        359,855        (230,943)
                                                                     ------------    ------------    ------------
Net cash provided by operating activities                               1,338,775       1,550,757       1,720,922
                                                                     ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of property plant, and equipment                             (634,542)       (504,148)       (320,986)
   Construction in progress                                              (119,808)     (2,023,006)        (83,998)
   Proceeds from sale of assets                                            48,983          43,882         124,076
   Purchase of GAC, net of cash acquired                                 (259,459)              0               0
   Purchase of manufacturing rights                                      (213,405)              0               0
   Purchase of investments                                             (2,322,257)     (2,355,129)     (7,757,298)
   Maturity of investments                                              2,762,000       5,703,000       6,682,000
   Change in other assets                                                  12,574          53,787          12,776
                                                                     ------------    ------------    ------------
Net cash provided by (used in) investing activities                      (725,914)        918,386      (1,343,430)
                                                                     ------------    ------------    ------------
Cash flows from financing activities:
   Purchase of treasury stock                                          (1,364,042)     (2,446,240)       (949,713)
   Proceeds from issuance of common stock                                 101,676          83,865          38,827
                                                                     ------------    ------------    ------------
Net cash used in financing activities                                  (1,262,366)     (2,362,375)       (910,886)
                                                                     ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                     (649,505)        106,768        (533,394)
Cash and cash equivalents:
   Beginning of year                                                    1,536,548       1,429,780       1,963,174
                                                                     ------------    ------------    ------------
   End of year                                                       $    887,043    $  1,536,548    $  1,429,780
                                                                     ============    ============    ============


Supplemental disclosures of cash flow information:
   Cash paid during year for:
        Interest                                                     $        836    $        307    $     12,241
        Income taxes                                                      615,830         832,200         883,519

Business acquisition, net of cash acquired:
   Working capital, other than cash acquired                             (855,560)              0               0
   Property, plant and equipment                                           25,006               0               0
   Purchase price in excess of net assets acquired                      1,077,645               0               0
   Other assets                                                            12,368               0               0
                                                                     ------------    ------------    ------------
   Net cash used to acquire GAC                                           259,459               0               0

   The accompanying notes are an integral part of these financial statements.

                                O. I. CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                              Common Stock           Additional
                                                       --------------------------      Paid-In       Treasury        Retained
                                                          Shares        Amount         Capital        Stock          Earnings
                                                       -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1996                               4,143,046    $   414,305    $ 4,586,661    $  (112,968)   $10,072,754

    Purchase of 243,233 shares of
       treasury stock                                                                                  (949,713)

    Shares cancelled                                       (39,669)        (3,967)      (154,709)

    Issuance of 2,256,shares from treasury for
       directors' compensation                                                               245          7,755

    Issuance of 21,001 shares from treasury for
       exercise of stock options                                                         (54,218)        72,972

    Issuance of 2,965 shares from treasury to
       Employee Stock Purchase Plan                                                        1,883         10,191

    Net Income                                                                                                       1,392,592
                                                       -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1997                               4,103,377        410,338      4,379,862       (971,763)    11,465,346

    Purchase of 529,768 shares of
       treasury stock                                                                                (2,446,240)

    Issuance of 21,034 shares from treasury for
       exercise of stock options                                                         (11,040)        75,718

    Issuance of 3,893 shares from treasury to
       Employee Stock Purchase Plan                                                        3,353         14,112

    Tax benefit associated with exercised options                                          1,721

    Net income                                                                                                       1,822,434
                                                       -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998                               4,103,377        410,338      4,373,896     (3,328,173)    13,287,780

    Purchase of 317,685 shares of
       treasury stock                                                                                (1,364,042)

    Issuance of 20,666 shares from treasury for
       exercise of stock options                                                           2,235         77,373

    Issuance of 4,617 shares from treasury to
       Employee Stock Purchase Plan                                                        4,958         17,110

    Net income                                                                                                       1,051,444
                                                       -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                               4,103,377    $   410,338    $ 4,381,089    $(4,597,732)   $14,339,224
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

O. I. CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

O. I. Corporation (the Company) was organized in 1969. The Company designs, manufactures, markets, and services analytical, monitoring, and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds.

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

INVENTORIES Inventories consist of electronic equipment and various components and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company maintains a reserve for inventory obsolescence and regularly evaluates its inventory. Items with no movement in six months or more are reserved or written off. The Company also provides an obsolescence reserve for items that have impairments in their realizable value below cost as a result of new product introductions.

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

OTHER ASSETS Other assets primarily include acquired patents, licenses, customer lists, non-compete agreements, goodwill, and trademarks that are amortized on a straight-line basis over 5 to 17 years. Amortization charged to operations amounted to $166,000, $56,000, and $86,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each product line having a material goodwill balance. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1999.

LONG-LIVED ASSETS The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.

PRODUCT WARRANTIES Products are sold with warranties ranging from 90 days to one year. Estimated expenses associated with these warranties are accrued in the accompanying financial statements. The Company also sells extended product warranties typically covering an additional period of one year. Revenue from extended warranties is recorded ratably over the period.

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

The Company sells its products primarily to large corporations, environmental testing laboratories, and governmental agencies. The majority of its customers are located in the United States and all sales are denominated in U.S. dollars. Concentrations of credit risk with respect to trade receivables are limited due to the financial stability of the customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers to minimize credit risk. As of December 31, 1999 and 1998, the Company had no significant concentrations of credit risk related to accounts receivable. However, agencies of the U.S. government constitute a significant percent of the Company's revenue (Note 14). Any federal budget cuts or changes in regulations affecting the U.S. chemical warfare programs or the EPA may have a negative impact on the Company's future revenue.

EARNINGS PER SHARE The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding. The weighted average of shares used in the basic earnings per share calculation was 3,223,601 in 1999, 3,560,818 in 1998, and 3,924,128 in 1997. The weighted average number of shares used in the diluted earnings per share computation was 3,278,816 in 1999, 3,641,434 in 1998, and 3,991,911 in 1997. At December 31,
1999, 1998, and 1997 options to acquire 102,800, 31,000, and 152,200 shares at weighted average exercise prices of $7.37, $11.68, and $5.98 respectively, were not included in the computations of dilutive earnings per share as the options' exercise price was greater than the average market price of the common shares.

COMPREHENSIVE INCOME Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), Reporting Comprehensive Income. This statement established standards for reporting and display of comprehensive income and its components. Net income is the Company's only component of comprehensive income.

SEGMENT REPORTING The Company adopted Statement of Financial Accounting Standards No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise; replacing the "industry segment" approach with the "management approach." The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

FAS 131 also requires disclosure about products and sources, geographic areas and major customers.

The Company believes it operated in one reportable segment as defined by FAS 131 for the year ended December 31, 1998. As a result of the acquisition of GAC (see
Note 2), the Company believes it operates in two reportable segments as defined by FAS 131 for the year ended December 31, 1999. The adoption of FAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information for the year ended December 31, 1999 (Note
14).

USE OF ESTIMATES The preparation of financial statements in accordance with generally accepted accounting principles requires the use of management estimates and judgments. Actual results may differ from these estimates.

RECENT PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133) Accounting for Derivative Instruments and Hedging Activities. The pronouncement establishes accounting and reporting standards for derivative instruments. The pronouncement was to become effective for fiscal years beginning after June 15, 1999. During June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137 (FAS 137) Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement 133 which delayed the effective date of FAS 133 to fiscal years beginning after June 15, 2000. The Company has historically not engaged in significant derivative instrument activity. Adoption of FAS 133 is not expected to have a material effect on the Company's financial position or operational results.


--------------------------------------------------------------------------------
NOTE 2:  ACQUISITIONS

On February 1, 1999, the Company acquired substantially all of the assets of General Analysis Corporation (GAC). GAC is a supplier of beverage monitors used to measure dissolved Brix (sugar), diet syrup and carbon dioxide in beverage streams. GAC also sells air and gas monitors that are used by the chiller/refrigerant industry for the rapid detection of low-level refrigerant leaks.

The Company acquired GAC for $259,459 in cash and the assumption of approximately $1,100,000 in liabilities. In addition, the Company may be obligated to make earn-out payments to the former owner of GAC based upon the achievement of potential future revenue targets. The earn-out provision is based upon a percentage of equipment sales, as defined in the purchase agreement, in excess of certain thresholds through 2003. The sales thresholds approximate $1,000,000 for 1999 and increase ratably each year to total a sales threshold of at least $5,000,000 in 2003. No earn-out payments were earned for the year ended December 31, 1999. Any earn-out payments will be recorded as an adjustment to the purchase price of the acquisition because the earn-out payments are based upon the future performance of the Company and not upon continued employment of the former owners. As of December 31, 1999, the maximum aggregate amount of the potential earn-out payments is approximately $3,500,000. The excess of the purchase price over fair market value of the underlying assets acquired of $1,078,000 was allocated to intangibles, including patents, non-compete agreements, trademarks, and goodwill based upon estimates of relative fair values. The intangible assets are being amortized over a 5-15 year period, dependent upon the nature of the assets and are included within the other assets caption of the balance sheet.

The acquisition was accounted for using the purchase method of accounting, with the results of the acquired operations being included from the date of acquisition. The unaudited pro forma results of operations, as if GAC had been acquired by the Company from January 1, 1998, have been prepared for illustrative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and other intangible assets and decreased interest expense on retired debt. The pro forma results are not necessarily indicative of the combined results of operations of future periods or the results that would have actually occurred had the companies been combined during the specified periods and are as follows:

                                                           (unaudited)
                                                           December 31,
                                                     -----------------------
                                                         1999         1998
                                                     ----------   ----------

Total revenues                                       $   25,875   $   27,312
Income before income tax                                  1,329        2,267
Pro forma net income                                        811        1,233

Earnings per common share:
   Basic                                             $     0.25   $     0.35
   Diluted                                                 0.25         0.35

Shares used in computing earnings per share
   Basis                                             $    3,224   $    3,561
   Diluted                                                3,279        3,641

--------------------------------------------------------------------------------

NOTE 3: INVESTMENTS

Investments considered held to maturity at December 31, 1999, consisted of the following:


                                                                  Gross           Gross
                                   Amortized        Market      Unrealized      Unrealized
                                     Cost           Value      Holding Gains   Holding Losses
                                 ------------   ------------   -------------   --------------
Short-term corporate bonds       $  1,760,299   $  1,752,053   $           0    $     (8,246)
Long-term corporate bonds             553,155        547,592               0          (5,563)
                                 ------------   ------------   -------------    ------------
   Total corporate bonds         $  2,313,454   $  2,299,645   $           0    $    (13,809)

All of the investments at December 31, 1999 are scheduled to mature in 2000 and 2001. Market value is based upon quoted market prices for the investments.

Investments considered held to maturity at December 31, 1998, consisted of the following:


                                                                   Gross           Gross
                                  Amortized        Market       Unrealized       Unrealized
                                    Cost           Value       Holding Gains    Holding Losses
                                 ------------   ------------   -------------    --------------

Short-term corporate bonds       $  2,771,565   $  2,776,814   $       5,249     $          0

--------------------------------------------------------------------------------

NOTE 4: NET INVESTMENT IN SALES-TYPE LEASES

The following sets forth the components of the net investment in sales-type leases as of December 31, 1999:

         Future minimum lease payments to be received are:



                                  2000               $    485,699
                                  2001                    292,933
                                  2002                     99,028
                                  2003                     30,041
                                                     ------------
                                                          907,701
         Less:  amount relating to interest                94,927
                                                     ------------
         Present value of minimum lease
         payments to be received                     $    812,774
                                                     ============

--------------------------------------------------------------------------------

NOTE 5: INVENTORIES

Inventories, which include material, labor, and overhead, on December 31, 1999 and 1998, consisted of the following:


                                                           1999                 1998
                                                      --------------      -------------

         Raw materials                                $    2,341,596      $   2,041,218
         Work-in-process                                     472,297            809,917
         Finished goods                                    2,108,855          2,066,133
                                                      --------------      -------------

                                                      $    4,922,748      $   4,917,268
                                                      ==============      =============


--------------------------------------------------------------------------------

NOTE 6:  PROPERTY, PLANT, AND EQUIPMENT


Property, plant, and equipment on December 31, 1999 and 1998, consisted of the following:


                                      Estimated
                                      useful lives        1999                1998
                                      ------------    --------------      -------------

         Land                                         $       41,221       $     41,221
         Buildings                    33 to 40 years       3,635,051          1,476,046
         Construction in progress                            119,808          2,107,004
         Furniture and equipment      3 to 10 years        2,289,861          2,111,469
                                                      --------------      -------------
                                                           6,085,941          5,735,740

         Less accumulated depreciation                    (2,190,706)        (2,115,351)
                                                      --------------      -------------

                                                      $    3,895,235      $   3,620,389
                                                      ==============      =============

--------------------------------------------------------------------------------

NOTE 7:  ACCRUED LIABILITIES

Accrued liabilities on December 31, 1999 and 1998, consisted of the following:


                                                          1999               1998
                                                     ---------------   ---------------

Accrued compensation                                 $       642,825   $       751,666
Accrued warranties                                           582,818           502,818
Unearned revenue-service contracts                           400,260           251,912
Unearned interest-investment in
    sales-type leases                                        265,063           223,865
Other liabilities and accrued expenses                       565,156           928,762
                                                     ---------------   ---------------

                                                     $     2,456,122   $     2,659,023
                                                     ===============   ===============

--------------------------------------------------------------------------------
NOTE 8: LINE OF CREDIT

The Company has a line of credit agreement expiring March 25, 2000, which provides for secured borrowings up to $1,300,000 at an interest rate of the bank's base rate plus 1%, which was 9.50% at December 31, 1999. The Company did not draw on the line during 1999. The terms of the line of credit agreement contain, among other provisions, requirements for maintaining defined levels of working capital and net worth. The agreement also requires an annual fee of one point at the maturity of the line on the total funds advanced against the line.

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

During 1992, the Company's Board of Directors, and during 1993, the Company's stockholders, approved the O. I. Corporation 1993 Incentive Compensation Plan (1993 Plan). The 1993 Plan provides for the granting of options to purchase up to 500,000 shares of the Company's common stock with the options having an exercise price of not less than the par value of such stock. Employees and nonemployee directors of the Company are eligible for such grants. The options generally expire ten years from the date of grant and generally vest over three or four years. During 1999, the Company granted 72,800 share options under the 1993 Plan, with a weighted average exercise price based on the stock price of $5.46 at the date of grant. As of December 31, 1999, 266,166 options were available for grant under the 1993 Plan. The 1993 Plan also allows for the granting of stock appreciation rights (SARs) and stock awards, although none have been granted.

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


                                                        1999          1998          1997
                                                      ---------     ---------     --------
         Net income                   As reported     $  1,051      $ 1,822       $  1,393
                                      Pro forma            989        1,749          1,347

         Basic earnings per share     As reported     $   0.33      $  0.51       $   0.36
                                      Pro forma           0.31         0.49           0.34

         Diluted earnings per share   As reported     $   0.32      $  0.50       $   0.35
                                      Pro forma           0.30         0.48           0.34

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997 respectively: dividend yield of zero for each year; expected volatility of 32, 33, and 34 percent; risk-free interest rates of 4.79, 5.56, and 6.04 percent; and expected lives of seven years. The weighted average fair value at the date of grant for options granted during 1999, 1998, and 1997 was $2.68, $2.06, and $1.90, respectively.

Activity under the 1987 Plan and the 1993 Plan for each of the three years in the period ended December 31, 1999 was as follows:


                                                                                                 Weighted
                                                                                                 Average
                                                       Shares           Price per Share      Price per Share
                                                    ------------        ----------------     ---------------

Options outstanding, December 31, 1996                  348,000         $0.8125 - $14.00          $  4.12
   Options granted                                       93,700              3.50 - 4.25             3.92
   Options exercised                                    (21,001)           0.8125 - 2.50             0.89
   Options forfeited or cancelled                       (21,466)             2.50 - 3.94             3.25
                                                    -----------
Options outstanding, December 31, 1997                  399,233             2.50 - 14.00             4.29
   Options granted                                       16,000              4.25 - 4.75             4.38
   Options exercised                                    (21,034)            2.50 -  4.12             3.08
   Options forfeited or cancelled                       (42,733)             2.50 - 6.06             4.29
                                                    -----------
Options outstanding, December 31, 1998                  351,466             2.50 - 14.00             4.37
   Options granted                                       72,800             4.28 - 5.625             5.46
   Options exercised                                    (20,666)             2.50 - 4.00             3.85
   Options forfeited or cancelled                       (15,900)            3.50 - 5.625             4.42
                                                    -----------
Options outstanding, December 31, 1999                  387,700             2.50 - 14.00             4.60


There were 263,800, 248,568, and 223,477, share options exercisable at December 31, 1999, 1998, and 1997, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1999.


                                               Options Outstanding                 Options Exercisable
                                     ------------------------------------------   ---------------------
                                                      Weighted       Weighted                  Weighted
                                                      average        average                   average
            Ranges of                                remaining       exercise                  exercise
         Exercise prices                Shares      life in years     price        Shares       price
         ---------------             -----------   ---------------  -----------   ---------   ---------

            $2.50 - 3.74               169,700           6.0         $  3.15        133,500    $  3.05
             3.75 - 5.62               188,000           7.5            4.75        100,300       4.36
             5.63 - 8.45                 8,000           3.1            6.01          8,000       6.01
            14.00                       22,000           3.0           14.00         22,000      14.00

In 1989, the Company established an Employee Stock Purchase Plan. Under the plan provisions, employees may purchase shares of the Company's common stock on a regular basis through payroll deductions. Any person who is a full-time employee of the Company is eligible to participate in the plan, with each participant's purchases limited to 10% of annual gross compensation. The plan is administered by the Compensation Committee of the Board of Directors. Shares of common stock are purchased in the open market or issued from shares held in treasury. The Company pays all commissions and contributes an additional 15% for the purchase of shares that are distributed to eligible participating employees. The Company's contribution to the plan was not significant in any of the years reported. The aggregate number of shares of common stock available for purchase under this plan is 200,000. As of December 31, 1999, 41,146 shares had been purchased under the plan.

--------------------------------------------------------------------------------
NOTE 10.  STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation, and other preferences are subject to determination by the Board of Directors. As of December 31, 1999, no preferred stock had been issued.

The Company's Board of Directors has authorized the Company to repurchase shares of its common stock through open market purchases or privately negotiated transactions. Since 1995, the Company has repurchased an aggregate 1,311,315 shares related to these authorizations. The shares are held by the Company and accounted for using the cost method. The Company is authorized to purchase up to 163,685 additional shares.

--------------------------------------------------------------------------------
NOTE 11.  INCOME TAXES

The Company's operations are only taxed under domestic jurisdictions.

The provision for income taxes is summarized as follows:


                                                                   Years Ended December 31
                                                     ----------------------------------------------------
                                                         1999                 1998                 1997
                                                     ------------          -----------        -----------
         Current provision:
            Federal                                  $    570,386          $   816,552        $   480,653
            State                                          55,291              154,375            113,513
         Deferred provision                               (90,383)              65,710             48,086
                                                     ------------          -----------        -----------
                                                     $    535,294          $ 1,036,637        $   642,252
                                                     ============          ===========        ===========


The provision for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:


                                                              Years Ended December 31
                                                         ----------------------------------
                                                          1999          1998         1997
                                                         ------        -------       ------

         Tax at statutory rate                             34.0%          34.0%        34.0%
         State income taxes, net of federal benefit         5.8            5.8          5.4
         Other, net                                        (6.1)          (3.5)        (7.9)
                                                         ------        -------       ------
                                                           33.7%          36.3%        31.5%
                                                         ======        =======       ======

Deferred tax assets (liabilities) are comprised of the following at December 31, 1999 and 1998:


                                                     December 31,
                                               ------------------------
                                                  1999           1998
                                               ----------    ----------

Current:
   Warranty reserve                            $  201,127    $  201,127
   Bad debt allowance                              83,843        84,596
   Inventory reserve                               37,692        35,662
   Uniform capitalization                         211,165       160,541
   Accrued vacation                                50,992        38,336
   Other                                           17,139        17,139
                                               ----------    ----------
      Total current                            $  601,958    $  537,401
                                               ----------    ----------

Noncurrent:
   Depreciation                                $   21,459    $  (30,643)
   Deferred compensation                           17,975        20,000
   Intangibles                                   (114,493)     (112,871)
   Other                                          (75,209)      (52,581)
                                               ----------    ----------
      Total noncurrent                         $ (150,268)   $ (176,095)
                                               ==========    ==========

Net tax asset before valuation allowance          451,690       361,306
Valuation allowance                               (51,517)      (51,517)
                                               ----------    ----------
Net deferred tax asset                         $  400,173    $  309,789
                                               ==========    ==========

--------------------------------------------------------------------------------
NOTE 12: EMPLOYEE BENEFIT PLANS

The Company maintains a Retirement Savings Plan (the Plan) for its employees that allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. The Company's contributions to the Plan are discretionary. Employees vest immediately in their contributions and vest in the Company's contributions ratably over five years. The Company accrued contributions of $100,000, $150,000 and $120,000 to the Plan for the years ended December 31, 1999, 1998, and 1997, respectively.

--------------------------------------------------------------------------------
NOTE 13: COMMITMENTS AND CONTINGENCIES

The Company has agreed to pay the former owner of Floyd Associates, Inc. a royalty equal to 5% of the net revenue earned from certain microwave-based products up to a maximum amount of $1,182,500. The contingent liability arose as a result of the acquisition of Floyd. No minimum payments are required in the agreement. The Company recognized royalty expense related to this agreement of $34,503, $62,551, and $50,954, in 1999, 1998, and 1997, respectively.

The Company has entered operating leases for certain facilities. These operating leases expire in the years 2000 and 2004. Rental expense recognized in 1999, 1998, and 1997 was $262,000, $260,000, and $324,000, respectively. Future minimum rental payments under these leases for 2000, 2001, 2002, 2003, and 2004 are $118,250, $105,000, $105,000, $105,000 and $87,500, respectively.

--------------------------------------------------------------------------------
NOTE 14:  SEGMENT DATA

In 1998, the Company adopted FAS 131. The Company manages its businesses primarily on a product and services basis. The Company's reportable segments are analytical instruments and beverage monitors. The reportable segments provide products as described in Note 1. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in
Note 1. The Company evaluates the performance of its segments and allocates resources to them based on segment profit. The Company does not segregate assets by reportable segment. There is no prior year segment information as the beverage monitor segment was acquired in the GAC acquisition, which was completed during the year ended December 31, 1999. The table below presents information about revenue from unaffiliated customers, income from continuing operations before tax as of and for the year ended December 31, 1999:


                                                               Analytical     Beverage      Reconciling
                                                               Instruments    Monitors         Items             Total
                                                               -----------   -----------    -----------       -----------
Revenue from unaffiliated customers                            $24,733,000   $ 1,001,000    $         0       $25,734,000
Interest Income                                                          0             0        302,000 (1)       302,000
Depreciation and amortization                                      556,000        44,000         26,000 (2)       626,000
Income (loss) from continuing operations before tax              2,745,000      (272,000)      (886,000)(3)     1,587,000
Income tax expense (benefit)                                       925,000       (92,000)      (298,000)(4)       535,000

Reconciling items for 1999:

(1)  Corporate interest income.

(2)  Corporate depreciation and amortization.

(3) Corporate interest income plus corporate general and administrative expenses.

(4)  Corporate income tax expense.

Analytical instruments was the only reportable segment for the years ended December 31, 1998 and December 31, 1997.

Revenue related to operations in the United States and foreign countries for the years ended December 31, 1999, 1998, and 1997 are presented below. The basis for attributing revenues from external customers to individual countries is based upon locations to which the product is shipped. Long-lived assets related to continuing operations in the United States and foreign countries as of the years ended December 31, 1999, 1998, and 1997 are as follows:

                                                         Years Ended
                                              1999          1998          1997
                                           -----------   -----------   -----------
Revenue from unaffiliated customers:
     United States                         $21,193,604   $18,731,459   $16,941,229
     Foreign                                 4,540,663     4,952,226     4,689,016

Long-lived assets at end of year:
     United States                         $ 3,895,235   $ 3,620,389   $ 1,459,049

No single customer accounted for more than 10% of revenue in 1999, 1998, or 1997. Sales to federal, state and municipal governments occur in the analytical instrument segment accounted for 29% of total revenue in 1999, 31% of total revenue in 1998, and 35% of total revenue in 1997.

--------------------------------------------------------------------------------
NOTE 15:  QUARTERLY INFORMATION (UNAUDITED)

Quarterly financial information for 1999 and 1998 is summarized as follows:


($ in thousands, except per share amounts)   First       Second        Third       Fourth
1999                                          Qtr.         Qtr.         Qtr.         Qtr.
                                           ----------   ----------   ----------   ----------


Net revenue                                $    6,105   $    6,798   $    6,922   $    5,909
Gross profit                                    2,625        2,963        2,894        2,319
Net income                                        323          384          286           58
Basic earnings per share                   $     0.10   $     0.12   $     0.09   $     0.02
Diluted earnings per share                 $     0.09   $     0.12   $     0.09   $     0.02




($ in thousands, except per share amounts)   First        Second       Third       Fourth
1998                                          Qtr.         Qtr.         Qtr.         Qtr.
                                           ----------   ----------   ----------   ----------

Net revenue                                $    5,825   $    5,752   $    6,077   $    6,030
Gross profit                                    3,104        2,460        2,756        2,599
Net income                                        433          460          462          467
Basic earnings per share                   $     0.11   $     0.13   $     0.13   $     0.14
Diluted earnings per share                 $     0.11   $     0.12   $     0.13   $     0.14



--------------------------------------------------------------------------------
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE.

                                    PART III

--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the identification, business experience, and directorships of each director and nominee for director of the Company, required by Item 401 of Regulation S-K and presented in the section entitled "Election of Directors-Nominees for Board of Directors" of the Company's Proxy Statement for the annual meeting of shareholders on May 10, 2000 (the "Proxy Statement"), is hereby incorporated by reference. See Item 1 for information relating to the identification and business experience of the Company's executive officers. The information relating to persons subject to Section 16 of the Securities Exchange Act of 1934 and the timeliness with which they have filed Forms 3, 4, and 5, required by Item 405 of Regulation S-K and presented in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement, is incorporated herein by reference.

--------------------------------------------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION

The information relating to the cash compensation of directors and officers, required by Item 402 of Regulation S-K and presented in the section entitled "Election of Directors-Compensation of Directors" and "Election of Directors-Compensation of Executive Officers" of the Company's Proxy Statement for the annual meeting of shareholders on May 10, 2000, is incorporated herein by reference.

--------------------------------------------------------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership required by Item 403 of Regulation S-K, which is presented in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the annual meeting of shareholders on May 10, 2000, is incorporated herein by reference.

--------------------------------------------------------------------------------
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to relationships and transactions required by Item 404 of Regulation S-K, which is presented in the section, "Election of Directors - Executive Compensation - Certain Transactions, Employment Contracts, Termination of Employment and Change-in-Control Arrangements" of the Company's Proxy Statement for the annual meeting of shareholders on May 10, 2000, is incorporated herein by reference.

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

(a) 1. Consolidated Financial Statements of O. I. Corporation and its subsidiary that are included in Part II, Item 8: Page


       Report of Independent Accountants......................................................................19

       Consolidated Balance Sheet at December 31, 1999 and 1998...............................................20

       Consolidated Statement of Income for the years ended December 31, 1999, 1998, and 1997.................21

       Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998, and 1997.............22

       Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997............................................................................................23

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

        23.1  Consent of PricewaterhouseCoopers LLP.

        27.1  Financial Data Schedule (for SEC purposes only).

        99.1 The O. I. Corporation definitive Proxy Statement, dated April 10, 2000, is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

(b)   Reports on Form 8-K.

              No Form 8-K was filed for the quarter ended December 31, 1999.

----
*     Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          O. I. CORPORATION

                                              /s/ William W. Botts
                                          --------------------------------------
Date:    February 28, 2000                By:     William W. Botts
       ----------------------------               President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



          Signature                                 Title                                         Date
          ---------                                 -----                                         ----
/s/ William W. Botts                 President, Chief Executive Officer,                   February 28, 2000
--------------------------------     Director and Principal Financial Officer              -----------------
William W. Botts


/s/ Julie A. Wright                  Corporate Controller,                                 February 28, 2000
---------------------------------    Principal Accounting Officer                          -----------------
Julie A. Wright


/s/ Jack S. Anderson                 Director                                              February 28, 2000
--------------------------------                                                           -----------------
Jack S. Anderson


/s/ Edwin B. King                    Director                                              February 28, 2000
--------------------------------                                                           -----------------
Edwin B. King


/s/ Craig R. Whited                  Director                                               February 28, 2000
--------------------------------                                                            -----------------
Craig R. Whited

                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER     DESCRIPTION
    -------    -----------

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

      23.1     Consent of PricewaterhouseCoopers LLP.

      27.1     Financial Data Schedule (for SEC purposes only).

      99.1     The O. I. Corporation definitive Proxy Statement, dated April 10,
               2000, is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

----
*     Management contract or compensatory plan or arrangement.