Form 10-Q
period 2000-03-31
OI CORP
filed 2000-05-05
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2000


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from             to
                                       ------------  ------------

Commission File Number: 0-6511


                                O. I. CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    OKLAHOMA                                                  73-0728053
-------------------------------------------------                 ----------------------------------
               State of Incorporation                             I.R.S. Employer Identification No.


               P.O. Box 9010
             151 Graham Road
          College Station, Texas                                             77842-9010
------------------------------------------------                  --------------------------------
(Address of Principal Executive Offices)                                     (Zip Code)


Registrant's telephone number, including area code:                         (979) 690-1711
                                                                  ----------------------------------


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

                                Yes [X]   No [ ]

Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000:

                                2,999,546 shares

                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheet
                        (In thousands, except par value)
                                   (unaudited)

                                                                                March 31, 2000       Dec. 31, 1999
                                                                                --------------       -------------
                                   ASSETS
Current assets:
   Cash and cash equivalents                                                        $   187            $   887
   Short-term investments, held to maturity                                           1,654              1,760
   Short-term investments, available for sale                                           389                  0
   Accounts receivable-trade, net of allowance for doubtful accounts                  4,443              3,928
       of $244 and $254, respectively
   Investment in sales-type leases                                                      655                486
   Inventories                                                                        4,641              4,923
   Current deferred tax asset                                                           602                602
   Other current assets                                                                 123                134
                                                                                    -------            -------
        TOTAL CURRENT ASSETS                                                         12,694             12,720

Property, plant and equipment, net                                                    3,887              3,895
Investment in sales-type lease, net of current                                          495                422
Long-term investments                                                                   253                553
Other assets                                                                          1,870              1,900
                                                                                    -------            -------
         TOTAL ASSETS                                                               $19,199            $19,490
                                                                                    =======            =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $ 1,823           $  2,299
  Accrued compensation                                                                  650                643
  Accrued expenses                                                                    1,910              1,813
                                                                                    -------           --------
        TOTAL CURRENT LIABILITIES                                                     4,383              4,755

Deferred income taxes                                                                   182                202
                                                                                    -------           --------
        TOTAL LIABILITIES                                                             4,565              4,957

Stockholders' equity:
  Preferred stock, $0.10 par value, 3,000 shares authorized, no shares issued and outstanding
  Common stock, $0.109 par value, 10,000 shares authorized
        4,103 shares issued, 2,999 and 3,056 outstanding, respectively                  410                410
  Additional paid in capital                                                          4,381              4,381
  Accumulated other comprehensive income and (loss)                                     (10)                 0
  Treasury stock, 1,104 and 1,047 shares, respectively, at cost                      (4,826)            (4,597)
  Retained earnings                                                                  14,679             14,339
                                                                                    -------            -------
       TOTAL STOCKHOLDERS' EQUITY                                                    14,634             14,533
                                                                                    -------            -------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     $19,199            $19,490
                                                                                    =======            =======


       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
      Condensed Consolidated Statement of Earnings and Comprehensive Income
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           2000              1999
                                                                                         --------         --------
Net sales                                                                                $  6,590         $  6,105
Cost of goods sold                                                                          3,686            3,480
                                                                                         --------         --------
Gross profit                                                                                2,904            2,625

Research and development expenses                                                             503              389
Selling, general & administrative expenses                                                  1,948            1,823
                                                                                         --------         --------
Operating income                                                                              453              413

Interest income/other income                                                                   86              102
                                                                                         --------         --------
Income before income taxes                                                                    539              515

Provision for taxes on earnings                                                              (199)            (192)
                                                                                         --------         --------
Net income                                                                               $    340         $    323
                                                                                         --------         --------
Other comprehensive income and (loss), net of tax:
     Unrealized losses on investments available for sale                                      (10)               0
                                                                                         --------         --------
Comprehensive income                                                                     $    330         $    323
                                                                                         ========         ========
Earnings per share:
     Basic                                                                               $   0.11         $   0.10
     Diluted                                                                             $   0.11         $   0.09

Shares used in computing earnings per share:
     Basic                                                                                  3,037            3,351
     Diluted                                                                                3,057            3,462

Dividends per share                                                                            -0-              -0-

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                            2000             1999
                                                                                          --------         --------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                                             $   340          $   323
   Depreciation & amortization                                                                182              151
   Deferred income taxes                                                                      (20)              (9)
   Gain on disposition of property                                                            (11)               0
   Change in working capital, net of effect of purchase of GAC in 1999                       (837)            (396)
                                                                                          -------          -------
       Net cash flows provided by (used in) operating activities                             (346)              69

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property, plant & equipment                                                   (143)            (150)
   Sale of property, plant & equipment                                                         30               20
   Purchase of GAC                                                                              0             (260)
   Purchase of investments                                                                   (399)               0
   Maturity of investments                                                                    403              778
   Change in other assets                                                                     (16)              (5)
                                                                                          -------          -------
       Net cash flows provided by (used in) investing activities                             (125)             383

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                      17               16
   Purchase of treasury stock                                                                (246)               0
                                                                                          -------          -------
       Net cash flows provided by (used in) financing activities                             (229)              16
                                                                                          -------          -------

INCREASE (DECREASE) IN CASH                                                                  (700)             468

Cash and cash equivalents at beginning of quarter                                             887            1,537
                                                                                          -------          -------
Cash and cash equivalents at end of quarter                                               $   187          $ 2,005
                                                                                          =======          =======

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      The accompanying unaudited consolidated financial statements have been prepared by O.I. Corporation and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 2000 and 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant intercompany balances and transfers have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999.

      The Company designs, manufactures, markets, and services analytical, monitoring and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products with no substantial right of return.

2.    INVENTORIES.

                                          Mar. 31, 2000          Dec. 31, 1999
                                          -------------          -------------
          Raw Materials                       $2,340                $2,342
          Work in Process                        304                   472
          Finished Goods                       1,997                 2,109
                                              ------                ------
                                              $4,641                $4,923
                                              ======                ======

3.    COMPREHENSIVE INCOME.
      Comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. The Company's components of comprehensive income are net income and unrealized gains and losses on available-for-sale investments.

4.    EARNINGS PER SHARE.
      The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. At March 31, 2000, options to acquire 272 shares of common stock at weighted average exercise prices of $5.36 per share were not included in the computation of dilutive earnings per share as the options' exercise price was greater than the average market price of the common shares.

5.    SEGMENT DATA
      The Company manages its businesses primarily on a product and services basis. The Company's reportable segments are analytical instruments and beverage monitors. The reportable segments provide products as described in the Company's Form 10-K for the year ended December 31, 1999. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1 to the Notes to the Consolidated Financial Statements included in that Form 10-K. The Company evaluates the performance of its segments and allocates resources to them based on segment profit. The Company does not segregate assets by reportable segment. The table below presents certain information regarding the reportable segments for the quarter ended March 31, 2000 and 1999:

                                                              Analytical        Beverage      Reconciling
      QUARTER ENDED MARCH 31, 2000                            Instruments       Monitors         Items        Total
      ----------------------------                            -----------       --------         -----        -----
      Revenue from unaffiliated customers                        6,518              72              0         6,590
      Interest income                                                0               0             86 (1)        86
      Income(loss) from continuing operations before tax         1,015            (141)          (335)(2)       539

      QUARTER ENDED MARCH 31,1999
      ---------------------------
      Revenue from unaffiliated customers                        5,842             263              0         6,105
      Interest income                                                0               0            102 (1)       102
      Income(loss) from continuing operations before tax           763             (13)          (235)(2)       515

      Reconciling items for quarter ended March 31, 2000 and March 31, 1999:
      (1) Corporate interest income.
      (2) Corporate interest income plus corporate general and administrative expenses.


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

OPERATING RESULTS

Net sales for the quarter ended March 31, 2000 increased 8% to $6,590,000, compared to $6,105,000 for the same period of the prior year. Sales of gas chromatography systems and components, sample preparation products, ion analysis equipment, refrigerant monitors and revenue derived from service increased, while sales of beverage analyzers decreased. Sales of beverage analyzers were hurt by delays in the introduction of a new product, competitor actions, and lower demand due to restructuring in the soft drink bottling industry.

First quarter 2000 domestic and international sales increased compared to the same quarter of 1999. International sales to the Asia-Pacific area continued to be weak due to the economic conditions in that area, while sales to Europe increased.

Gross profit for the first quarter of 2000 increased 11% to $2,904,000, or 44% of sales, compared to $2,625,000, or 43% of sales, for the same quarter of 1999.

The increase in gross profit was due to increased sales, a decrease in warranty cost and a decrease in the manufacturing variance. The improvement in the manufacturing variance was due to greater sales volume and the relocation during the fourth quarter of 1999 of the manufacturing of beverage and refrigerant monitoring products to the Company's headquarters in College Station, TX.

Research and development (R&D) expenses for the first quarter of 2000 increased 29% to $503,000, or 8% of sales, compared to 1999 first quarter expenses of $389,000, or 6% of sales. The increase in R&D expenses for the first quarter of 2000 was due to increased consulting expense and expenses related to the development of a new sample preparation product. This product is a major revision of a current product and is scheduled to be released for sale during the second quarter of 2000. The Company continued to incur cost related to the development of a potential new beverage monitor, the introduction of which has been delayed.

Selling, general, and administrative (SG&A) expenses for the first quarter of 2000 increased 7% to $1,948,000, or 30% of sales, compared to $1,823,000, or 30%
of sales for 1999. SG&A expenses for the first quarter of 2000 were higher than 1999 due to increased commissions and royalties due to the increase in sales, increased staffing in the service organization and the international sales organization that occurred in the latter part of 1999 and an increase in advertising.

Income before tax for the first quarter of 2000 amounted to $539,000, compared to $515,000 for the same period of 1999. The higher profit for 2000 was primarily a result of increased sales and gross margin, offset in part by an increase in SG&A expense and R&D expense. The effective tax rates were 37% for 1999 and 2000. Net income after tax for the first quarter of 2000 increased 5% to $340,000, compared to $323,000 in the same period of 1999. Basic earnings per share was $0.11 per share in the first quarter of 2000 compared to $0.10 per share for the same period of 1999. Diluted earnings per share increased to $0.11 per share in the first quarter of 2000, compared to $0.09 per share in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $187,000 as of March 31, 2000, compared to $887,000 as of December 31, 1999. Working capital, as of March 31, 2000, was $8,311,000, compared to $7,965,000 as of December 31, 1999. Working capital, as a percentage of total assets, was 43% as of March 31, 2000, compared to 41% at December 31, 1999. The current ratio was 2.9 to 1 at March 31, 2000, as compared to 2.7 to 1 at December 31, 1999. Total liabilities to equity was 31% as of March 31, 2000, compared to 34% as of December 31, 1999.

Net cash flow provided by (used in) operating activities for the period ending March 31, 2000, was ($346,000), as compared to $69,000 for the same period of 1999. The increase in cash flow used in operating activities for 2000 was primarily due to an increase in accounts receivable, a decrease in accounts payable and an increase in investment in sales-type leases, offset in part by an increase in net income and a decrease in inventory. Net cash flow provided by (used in) investing activities was ($125,000) for the first quarter 1999, compared to $383,000 for the first quarter 1999. The increase in cash used in investing activities was due to an increase in the purchase of investments. Net cash flow provided by (used in) financing activities for the first quarter 2000 was ($229,000), compared to $16,000 for the first quarter 1999. The increase in cash flow used in financing activities was the result of the repurchase of 61,900 shares of the Company's Common Stock during the first quarter of 2000. As of March 31, 2000, the Company held 1,103,831 shares in treasury and is authorized to purchase up to 401,785 additional shares. The Company has financed its growth from funds generated from operations and expects to continue to do so for the foreseeable future.

MARKET RISK
The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established polices and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair value of the Company's investments in debt securities and preferred stock at March 31, 2000 was $1,893,165 and $389,250, respectively.

YEAR 2000
To coordinate the phases of the Company's Year 2000 project, the Company established an executive steering committee and a project team. The phases of the project were: (i) awareness; (ii) assessment; (iii) remediation; (iv) testing; (v) implementation of the necessary modifications and (vi) contingency planning. The goal of the Year 2000 project was to ensure that all of the critical systems and processes under the Company's direct control remained functional. As of December 31, 1999, the Company had substantially completed the above phases for all critical systems. While the Year 2000 rollover date has passed with no apparent disruptions experienced by the Company's systems and processes, it remains possible that third parties may have experienced disruptions which have not yet manifested any impact on the Company, but could in the future. Accordingly, the Company is prepared to implement its contingency plans should a disruption occur. The Company does not expect to incur any remaining material costs related to the project in 2000.

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

                                                         O.I. CORPORATION
                                                  ------------------------------
                                                           (Registrant)


Date:           May 5, 2000                       BY: /s/ William W. Botts
       ---------------------------                   ---------------------------
                                                          William W. Botts
                                                          President/CEO

Date:           May 5, 2000                       BY: /s/ Julie A. Wright
       ---------------------------                   ---------------------------
                                                          Julie A. Wright
                                                          Corporate Controller

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

  27                        Financial Data Schedule