Form 10-Q
period 2000-06-30
OI CORP
filed 2000-08-07
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2000

                                  -------------


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from         to
                                   -------     -------

                         Commission File Number: 0-6511


                                O. I. CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   OKLAHOMA                           73-0728053
           ----------------------            ----------------------------------
           State of Incorporation            I.R.S. Employer Identification No.


            P.O. Box 9010
           151 Graham Road
        College Station, Texas                         77842-9010
----------------------------------------               ----------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including area code:    (979) 690-1711


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

                                 Yes  X    No
                                     ----      ---

Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000:

                                2,877,509 shares

                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheet
                        (In thousands, except par value)
                                   (unaudited)

                                                                       June 30, 2000   Dec. 31, 1999
                                                                       -------------   -------------
                                   ASSETS
Current assets:
   Cash and cash equivalents                                             $    549         $    887
   Short-term investments, held to maturity                                 1,202            1,760
   Short-term investments, available for sale                                 398                0
   Accounts receivable-trade, net of allowance for doubtful accounts
       of $244 and $254, respectively                                       4,031            3,928
   Investment in sales-type leases                                            580              486
   Inventories                                                              4,834            4,923
   Current deferred tax asset                                                 602              602
   Other current assets                                                       241              134
                                                                         --------         --------
                                                                           12,437           12,720

Property, plant and equipment, net                                          3,824            3,895
Investment in sales-type lease, net of current                                408              422
Long-term investments                                                         252              553
Other assets                                                                1,826            1,900
                                                                         --------         --------
         TOTAL ASSETS                                                    $ 18,747         $ 19,490
                                                                         ========         ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                       $  2,057         $  2,299
  Accrued compensation                                                        559              643
  Accrued expenses                                                          1,658            1,813
                                                                         --------         --------
        TOTAL CURRENT LIABILITIES                                           4,274            4,755

Deferred income taxes                                                         173              202
                                                                         --------         --------
        TOTAL LIABILITIES                                                   4,447            4,957


Stockholders' equity:
  Preferred stock, $0.10 par value, 3,000 shares authorized, no shares issued and outstanding

  Common stock, $0.10 par value, 10,000 shares authorized
        4,103 shares issued, 2,878 and 3,056 outstanding, respectively        410              410
  Additional paid in capital                                                4,381            4,381
  Accumulated other comprehensive income and (loss)                            (1)               0
  Treasury stock, 1,226 and 1,047 shares, respectively, at cost            (5,284)          (4,597)
  Retained earnings                                                        14,794           14,339
                                                                         --------         --------
       TOTAL STOCKHOLDERS' EQUITY                                          14,300           14,533
                                                                         --------         --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 18,747         $ 19,490
                                                                         ========         ========

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
      Condensed Consolidated Statement of Earnings and Comprehensive Income
                      (In thousands, except per share data)
                                   (unaudited)

                                                            Three Months Ended     Six Months Ended
                                                                 June 30               June 30
                                                            ------------------     ----------------
                                                           2000          1999      2000        1999
                                                           ----          ----      ----        ----
Net sales                                                 $  5,968    $  6,798   $ 12,558    $ 12,903
Cost of goods sold                                           3,503       3,835      7,189       7,315
                                                          --------    --------   --------    --------
Gross profit                                                 2,465       2,963      5,369       5,588

Research and development expenses                              560         430      1,063         819
Selling, general & administrative expenses                   1,809       2,004      3,757       3,827
                                                          --------    --------   --------    --------
Operating income                                                96         529        549         942

Interest income/other income                                    88          84        174         186
Interest expense                                                (2)          0         (2)          0
                                                          --------    --------   --------    --------
Income before income taxes                                     182         613        721       1,128

Provision for taxes on earnings                                 67         229        266         421
                                                          --------    --------   --------    --------
Net income                                                $    115    $    384   $    455    $    707
                                                          --------    --------   --------    --------

Other comprehensive income and (loss), net of tax:
    Unrealized losses on investments available for sale          9           0         (1)          0
                                                          --------    --------   --------    --------

Comprehensive income                                      $    124    $    384   $    454    $    707
                                                          ========    ========   ========    ========

Earnings per share:
     Basic                                                $   0.04    $   0.12   $   0.15    $   0.21
     Diluted                                              $   0.04    $   0.12   $   0.15    $   0.21

Shares used in computing earnings per share:
     Basic                                                   2,915       3,260      2,976       3,306
     Diluted                                                 2,935       3,300      2,996       3,318

Dividends per share                                            -0-         -0-        -0-         -0-


       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                          Six Months Ended
                                                                             June 30,
                                                                          ----------------
                                                                          2000        1999
                                                                          ----        ----
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                            $   455    $   707
   Depreciation & amortization                                               369        307
   Deferred income taxes                                                     (29)       (14)
   Gain on disposition of property                                           (27)         0
   Change in working capital, net of effect of purchase of GAC in 1999      (689)      (324)
                                                                         -------    -------
       Net cash provided by  operating activities                             79        676

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property, plant & equipment                                  (226)      (334)
   Sale of property, plant & equipment                                        60         20
   Purchase of GAC                                                             0       (260)
   Purchase of investments                                                  (399)    (1,462)
   Maturity of investments                                                   853      1,872
   Change in other assets                                                    (19)       (31)
                                                                         -------    -------
       Net cash provided by (used in) investing activities                   269       (195)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                     23         25
   Purchase of treasury stock                                               (709)      (692)
                                                                         -------    -------
       Net cash used in financing activities                                (686)      (667)
                                                                         -------    -------

NET DECREASE IN CASH                                                        (338)      (186)

Cash and cash equivalents at beginning of period                             887      1,537
                                                                         -------    -------
Cash and cash equivalents at end of period                               $   549    $ 1,351
                                                                         =======    =======

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                      (In thousands, except per share data)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      The accompanying unaudited condensed consolidated financial statements have been prepared by O.I. Corporation (the Company) and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended June 30, 2000 and 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant intercompany balances and transfers have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999.

      The Company designs, manufactures, markets, and services analytical, monitoring and sample preparation products, components, and systems used to detect, measure and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products and no substantial right of return exists.

2.    INVENTORIES.

                                        June 30, 2000     Dec. 31, 1999
                                        -------------     -------------
                          Raw Materials     $2,753            $2,342
                          Work in Process      474               472
                          Finished Goods     1,607             2,109
                                            ------            ------
                                            $4,834            $4,923
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

4.    EARNINGS PER SHARE.

      The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. At June 30, 2000, options to acquire 269 shares of common stock at weighted average exercise price of $5.37 per share were not included in the computation of earnings per share as the options' exercise price is greater than the average market price of the common shares.

5.    SEGMENT DATA

      The Company manages its businesses primarily on a product and services basis. The Company's reportable segments are analytical instruments and beverage monitors. The reportable segments provide products as described in the Company's Form 10-K for the year ended December 31, 1999. The accounting policies of the segments are the same as described in the "Summary of Significant Accounting Policies" in Note 1 to the Notes to the Consolidated Financial Statements included in that Form 10-K. The Company evaluates the performance of its segments and allocates resources to them based on segment profit. The Company does not segregate assets by reportable segment. The table below presents certain information regarding the reportable segments for the quarter and for the six months ended June 30, 2000 and 1999:

                                                   ANALYTICAL   BEVERAGE  RECONCILING
                                                   INSTRUMENTS  MONITORS     ITEMS       TOTAL
                                                   -----------  --------  -----------    -----
QUARTER ENDED JUNE 30, 2000
Revenue from unaffiliated customers                   $ 5,862   $   106    $     0       $ 5,968
Income (loss) from continuing operations before tax       572      (124)      (266)(1)       182

QUARTER ENDED JUNE 30, 1999
Revenue from unaffiliated customers                   $ 6,382   $   416    $     0       $ 6,798
Income (loss) from continuing operations before tax       798        47       (232)(1)       613

SIX MONTHS ENDED JUNE 30, 2000
Revenue from unaffiliated customers                   $12,380   $   178    $     0       $12,558
Income (loss) from continuing operations before tax     1,587      (265)      (601)(1)       721

SIX MONTHS ENDED JUNE 30, 1999
Revenue from unaffiliated customers                   $12,224   $   679    $     0       $12,903
Income (loss) from continuing operations before tax     1,600        34       (506)(1)     1,128

Reconciling items for quarter ended and six months ended June 30, 2000 and June 30, 1999:

(1) Corporate interest income plus corporate general and administrative expenses.


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

OPERATING RESULTS

Net sales for the second quarter of 2000 decreased 12% to $5,968,000, compared to $6,798,000 for 1999. The decrease was primarily due to a decrease in the sales of beverage monitors, refrigerant air monitors, gas chromatography (GC) systems and components, sample preparation products and revenue derived from service, offset in part by an increase in sales of flow analyzers. Sales of total organic carbon (TOC) analyzers were relatively flat. The beverage monitor and refrigerant air monitor product lines were acquired in the asset acquisition of General Analysis Corporation (GAC) in February 1999. At the time of the acquisition, GAC had a large backlog of refrigerant air monitor orders that was shipped during the second quarter of 1999. Sales of beverage monitors continued to be hurt by delays in the introduction of a new product, competitor actions and lower demand due to restructuring in the soft drink bottling industry.

International sales for the second quarter of 2000 increased 9% compared to the same quarter of 1999, while domestic sales decreased. Second quarter sales to Asia-Pacific and Europe increased during 2000, while sales to Latin America declined.

Year-to-date sales through June 30, 2000 decreased 3% to $12,558,000 compared to $12,903,000 for 1999. The decrease in sales was caused primarily by a substantial decrease in the sales of beverage monitors and refrigerant air monitors. Year-to-date sales of GC systems and components, TOC analyzers, sample preparation products and revenue derived from service decreased slightly, while sales of flow analyzers increased.

International sales for the six months ended June 30, 2000 increased 14% compared to the same period of 1999, while domestic sales decreased. Year-to-date sales to Europe and Asia-Pacific increased in 2000, while sales to Latin America declined.

Gross profit decreased to $2,465,000, or 41% of sales, for the second quarter of 2000, compared to $2,963,000, or 44% of sales, for the same quarter of 1999. The decrease in gross profit was primarily due to increased sales of GC Mass Spectrometer systems, which are purchased from Agilent Technologies under the Company's value added reseller agreement. These systems have a lower gross margin than products manufactured by the Company.

Year-to-date gross profit decreased to $5,369,000, or 43% of sales, through June 30, 2000, compared to $5,588,000, or 43% of sales, for the same period of 1999. Year-to-date gross profit dollars decreased due to the decrease in sales. Year-to-date gross profit, as a percent of sales, remained constant.

Research and development (R&D) expenses for the second quarter of 2000 increased 30% to $560,000, or 9% of sales, compared to $430,000, or 6% of sales for the same period of 1999. Year-to-date R&D expenses through June 30, 2000 increased 30% to $1,063,000, or 8% of sales, compared to $819,000, or 6% of sales, for the same period of 1999. The increased amount of R&D expense for the second quarter of 2000 and for the six months ended June 30, 2000 was due to increased consulting fees and purchase of supplies related to product development projects. The Company continued to incur costs related to the development of a potential new beverage monitor.

The Company intends to evaluate ongoing operations of the beverage monitor and refrigerant air monitor product lines and review for recoverability the carrying value of GAC goodwill and intangible assets of approximately $946,000 as of June 30, 2000. Management believes successful completion and introduction of the new beverage monitor will allow the recovery of such goodwill.

Selling, general, and administrative (SG&A) expenses for the second quarter of 2000 decreased 10% to $1,809,000, or 30% of sales, compared to $2,004,000, or
29% of sales, for 1999. SG&A expenses for the second quarter of 2000 decreased due to decreased commissions due to lower sales, lower travel expense and decreased recruiting costs. The Company also realized cost savings due to the consolidation of certain operations to the Company's headquarters in College Station, Texas. The Connecticut operations were moved during the fourth quarter of 1999 and the Missouri operations were moved during the second quarter of 2000. During the second quarter the Company restructured its domestic sales force as part of a cost-cutting initiative. The Company expects to fully realize the cost savings related to the restructuring during the third quarter of 2000. Year-to-date SG&A expenses through June 30, 2000, decreased 2% to $3,757,000, or 30% of sales, compared to $3,827,000, or 30% of sales, for the same period of 1999. Year-to-date SG&A expenses decreased due to the factors discussed above.

Income before tax decreased 70% to $182,000 for the second quarter of 2000, compared to $613,000 for the same period of 1999. The decrease in income before tax was due to the decrease in sales and gross margin and the increase in R&D expenses, offset in part by the decrease in SG&A expenses. Year-to-date income before tax decreased 36% to $721,000 through June 30, 2000, compared to $1,128,000 for the same period of 1999. Year-to-date income was affected by the same factors as second quarter income. The second quarter and year-to-date effective tax rates were 37% in 2000 and 1999.

Net income for the second quarter 2000 decreased 70% to $115,000, or $0.04 per share diluted, compared to $384,000, or $0.12 per share diluted in the same period of 1999. Year-to-date net income after tax decreased 36% to $455,000, or $0.15 per share diluted through June 30, 2000, from $707,000, or $0.21 per share diluted for the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $549,000 as of June 30, 2000, compared to $887,000 as of December 31, 1999. Working capital, as of June 30, 2000, was $8,163,000, an increase of 2%, compared to $7,965,000 as of December 31, 1999. Working capital, as a percentage of total assets, was 44% as of June 30, 2000, compared to 41% as of December 31, 1999. The current ratio was 2.91 to 1 at June 30, 2000, as compared to 2.68 to 1 at December 31, 1999. Total liabilities-to-equity was 31% as of June 30, 2000, compared to 34% at December 31, 1999.

Net cash flow provided by operating activities for the six months ended June 30, 2000, was $79,000, compared to $676,000 for the same period of 1999. The decrease in cash flow provided by operating activities for the first six months in 2000 was primarily due to the decrease in net income and a decrease in accounts payable and accrued liabilities. Net cash flow provided by (used in) investing activities for the six months ended June 30, 2000 was $269,000, compared to ($195,000) for the same period of 1999. The increase in cash flow provided by investing activities resulted from decreased purchases of PP&E and the acquisition of GAC during 1999. Net cash flow used in financing activities for the six months ended June 30, 2000 was $686,000, compared to $667,000 for the same period of 1999. The increase in cash flow used in financing activities was due to a slight increase in the purchase of treasury stock. The Company purchased 123,384 shares of the Company's Common Stock during the second quarter of 2000. During the first six months of 2000, the Company purchased 185,284 shares of the Company's Common Stock. As of June 30, 2000, the Company held 1,225,868 shares in treasury and is authorized to purchase up to 278,401 additional shares.

MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair value of the Company's investments in debt securities and preferred stock at June 30, 2000 was $1,443,621 and $398,250, respectively.

                           Part II: Other Information

Item 1.     Legal Proceedings:  None
Item 2.     Changes in Securities:  None
Item 3.     Defaults upon Senior Securities:  None
Item 4. Submission of Matters to a Vote of Security Holders: At the Company's Annual Meeting of Shareholders on May 10, 2000, the following members were elected to the Board of Directors:

                                            Votes For            Withheld
                                            ---------            --------
            Jack S. Anderson                2,590,740             143,211
            William W. Botts                2,589,687             144,264
            Edwin B. King                   2,678,940              55,011
            Craig R. Whited                 2,678,940              55,011

            The following proposal was also approved at the Company's Annual
Meeting:

                                                                  Votes For      Against      Abstain
                                                                  ---------      -------      -------
            Ratification of PricewaterhouseCoopers LLP            2,628,319      103,085      2,547
            as the Company's auditors

Item 5.     Other Information:  None
Item 6.     Exhibits and Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                O.I. CORPORATION
                                           ---------------------------
                                                   (Registrant)


Date:      August 7, 2000                  BY:  /s/ Julie Wright
                                           ---------------------------
                                           Julie Wright, Corporate Controller


Date:       August 7, 2000                 BY: /s/ William W. Botts
                                           ----------------------------
                                           William W. Botts, President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                Financial Data Schedule