Form 10-Q
period 2000-09-30
OI CORP
filed 2000-11-08
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to
                                        ------------    -------------

Commission File Number: 0-6511


                                O. I. CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


               OKLAHOMA                                   73-0728053
----------------------------------------      ----------------------------------
        State of Incorporation                I.R.S. Employer Identification No.


            151 Graham Road
            P. O. Box 9010
         College Station, Texas                           77842-9010
----------------------------------------      ----------------------------------
(Address of Principal Executive Offices)                  (Zip Code)



Registrant's telephone number, including area code:      (979) 690-1711
                                                   -----------------------------


                                 Not Applicable
            ---------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

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

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000:

                                2,800,346 shares

                                O.I. CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

                                                                           SEPT. 30, 2000  Dec. 31, 1999
                                                                           --------------  -------------
                                   ASSETS
Current assets:
   Cash and cash equivalents                                                  $  1,088       $    887
   Short-term investments, held to maturity                                      1,252          1,760
   Short-term investments, available for sale                                      388              0
   Accounts receivable-trade, net of allowance for doubtful accounts
       of $241 and $254, respectively                                            4,309          3,928
   Investment in sales-type leases                                                 496            486
   Inventories                                                                   5,080          4,923
   Current deferred tax asset                                                      602            602
   Other current assets                                                            164            134
                                                                              --------       --------
        TOTAL CURRENT ASSETS                                                    13,379         12,720

Property, plant and equipment, net                                               3,743          3,895
Investment in sales-type lease, net of current                                     386            422
Long-term investments                                                                0            553
Other assets                                                                     1,777          1,900
                                                                              --------       --------
         TOTAL ASSETS                                                         $ 19,285       $ 19,490
                                                                              ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  1,584       $  2,299
  Accrued compensation                                                             673            643
  Unearned revenue                                                               1,770            419
  Accrued expenses                                                                 882          1,394
                                                                              --------       --------
        TOTAL CURRENT LIABILITIES                                                4,909          4,755

Deferred income taxes                                                              184            202
                                                                              --------       --------
        TOTAL LIABILITIES                                                        5,093          4,957

Stockholders' equity:
  Preferred stock, $0.10 par value, 3,000 shares authorized, no shares issued and outstanding
  Common stock, $0.10 par value, 10,000 shares authorized
        4,103 shares issued, 2,800 and 3,056 outstanding, respectively             410            410
  Additional paid in capital                                                     4,382          4,381
  Accumulated other comprehensive income and (loss)                                (11)             0
  Treasury stock, 1,303 and 1,047 shares, respectively, at cost                 (5,542)        (4,597)
  Retained earnings                                                             14,953         14,339
                                                                              --------       --------
       TOTAL STOCKHOLDERS' EQUITY                                               14,192         14,533
                                                                              --------       --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $ 19,285       $ 19,490
                                                                              ========       ========


       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                    SEPT 30                SEPT 30
                                                              -------------------    --------------------
                                                                2000       1999        2000        1999
                                                              --------   --------    --------    --------
Net sales                                                     $  5,534   $  6,922    $ 18,092    $ 19,825
Cost of goods sold                                               3,174      4,028      10,364      11,344
                                                              --------   --------    --------    --------
Gross profit                                                     2,360      2,894       7,728       8,481

Research and development expenses                                  422        551       1,485       1,369
Selling, general & administrative expenses                       1,778      1,975       5,535       5,802
                                                              --------   --------    --------    --------
Operating income                                                   160        368         708       1,310

Interest income/other income                                        94         82         268         269
Interest expense                                                     0          0           2           0
                                                              --------   --------    --------    --------
Income before income taxes                                         254        450         974       1,579

Provision for taxes on earnings                                     94        164         360         586
                                                              --------   --------    --------    --------
Net income                                                    $    160   $    286    $    614    $    993
                                                              ========   ========    ========    ========

Other comprehensive income and (loss), net of tax:
    Unrealized losses on investments available for sale            (10)         0         (11)          0
                                                              --------   --------    --------    --------
Comprehensive income                                          $    150   $    286    $    603    $    993

Earnings per share:
     Basic                                                    $   0.06   $   0.09    $   0.21    $   0.30
     Diluted                                                  $   0.06   $   0.09    $   0.21    $   0.30

Shares used in computing earnings per share:
     Basic                                                       2,865       3,187      2,939       3,266
     Diluted                                                     2,877       3,226      2,956       3,329

Dividends per share                                                -0-         -0-        -0-         -0-


       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   ------------------------
                                                                                      2000          1999
                                                                                   ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                                      $      614    $      993
   Depreciation & amortization                                                            549           470
   Deferred income taxes                                                                  (17)          (25)
   Gain on disposition of property                                                        (39)           (9)
   Change in working capital, net of effect of purchase of GAC in 1999                   (423)         (564)
                                                                                   ----------    ----------
       Net cash provided by operating activities                                          684           865

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                             (259)         (531)
   Sale of property, plant & equipment                                                     86            24
   Purchase of GAC                                                                          0          (260)
   Purchase of manufacturing rights                                                         0          (190)
   Purchase of investments                                                               (399)       (2,322)
   Maturity of investments                                                              1,053         2,626
   Change in other assets                                                                 (19)          (32)
                                                                                   ----------    ----------
       Net cash provided by (used in) investing activities                                462          (685)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                  28            28
   Purchase of treasury stock                                                            (973)         (894)
                                                                                   ----------    ----------
       Net cash used in financing activities                                             (945)         (866)
                                                                                   ----------    ----------

NET INCREASE IN CASH                                                                      201          (686)

Cash and cash equivalents at beginning of period                                          887         1,537
                                                                                   ----------    ----------
Cash and cash equivalents at end of period                                         $    1,088    $      851
                                                                                   ==========    ==========


       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                      (In thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      The accompanying unaudited condensed consolidated financial statements have been prepared by O.I. Corporation (the Company) and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 2000 and 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant inter-company balances and transactions have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999.

      The Company designs, manufactures, markets, and services analytical, monitoring and sample preparation products, components and systems used to detect, measure, and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products and no substantial right of return exists.


2.    INVENTORIES.

                                            Sept. 30, 2000     Dec. 31, 1999
                                            --------------     -------------
              Raw Materials                   $   2,527          $   2,342
              Work in Process                       843                472
              Finished Goods                      1,710              2,109
                                              ---------          ---------
                                              $   5,080          $   4,923
                                              =========          =========


3.    UNEARNED REVENUE.

      The Company entered into an approximate $4.1 million contract in May, 2000 to provide standard manufactured products. The Company is entitled to receive progress payments under certain conditions defined within the contract. Unearned revenue is composed of amounts billed under the $4.1 million contract but not recognized as revenue, unearned interest related to the net investment in sales-type leases and amounts billed but not recognized as revenue under service contracts. Such contracts are typically a one-year contract with revenue recognized ratably over the period.


4.    COMPREHENSIVE INCOME.

      The Company's components of comprehensive income are net income and unrealized gains and losses on available-for-sale investments.


5.    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES.

      The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common share outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. At September 30, 2000, options to acquire 286 shares of common stock at weighted average exercise price of $5.25 per share were not included in the computation of earnings per share as the options' exercise price is greater than the average market price of the common shares.

6.    SEGMENT DATA.

      The Company manages its businesses primarily on a product and services basis. The Company's reportable segments are analytical instruments and beverage monitors. The reportable segments provide products as described in the Company's Form 10-K for the year ended December 31, 1999. The accounting policies of the segments are the same as described in the "Summary of Significant Accounting Policies" in Note 1 to the Notes to the Consolidated Financial Statements included in that Form 10-K. The Company evaluates the performance of its segments and allocates resources to them based on segment profit and management's judgment of future business opportunities. The Company does not segregate assets by reportable segment. The table below presents certain information regarding the reportable segments for the quarter and for the nine months ended September 30, 2000 and 1999:

                                                              ANALYTICAL       BEVERAGE       RECONCILING
                                                             INSTRUMENTS       MONITORS          ITEMS         TOTAL
                                                             -----------       --------       -----------     -------
QUARTER ENDED SEPTEMBER 30, 2000
Revenue from unaffiliated customers                           $  5,379           $ 155           $   0        $ 5,534
Income (loss) from continuing operations before tax                602             (49)           (299)(1)        254

QUARTER ENDED SEPTEMBER 30, 1999
Revenue from unaffiliated customers                           $  6,795           $ 127           $   0        $ 6,922
Income (loss) from continuing operations before tax                851            (172)           (229)(1)        450

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenue from unaffiliated customers                           $ 17,759           $ 333           $   0        $18,092
Income (loss) from continuing operations before tax              2,188            (314)           (900)(1)        974

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenue from unaffiliated customers                           $ 19,019           $ 806           $   0        $19,825
Income (loss) from continuing operations before tax              2,452            (138)           (735)(1)      1,579

Reconciling items for quarter ended and nine months ended September 30, 2000 and September 30, 1999: (1) Corporate interest income plus corporate general and administrative expenses.

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

OPERATING RESULTS

Net sales for the third quarter of 2000 decreased 20% to $5,534,000, compared to $6,922,000 for 1999, primarily due to a decrease in sales of gas chromatography
(GC) systems and components and total organic carbon (TOC) analyzers, offset in part by an increase in the sales of flow analyzers, sample preparation products and rental revenue. Sales of beverage monitors, refrigerant air monitors and revenue derived from service were essentially flat. The decrease in sales of GC systems and components is due to slow market conditions and increasingly competitive market conditions.

On September 15, 2000, O.I. Corporation announced that the Company was notified by Agilent Technologies Inc (Agilent) that the Value Added Reseller Agreement
(VAR) between the Company and Agilent would not be renewed upon its expiration on November 30, 2000. Agilent has offered to sell analytical instruments to the Company under an original equipment supply (OEM) agreement. As of September 30, the Company has not begun negotiation with Agilent to enter an OEM agreement and no assurances can be made that such an agreement will be forthcoming.

Under the terms of the expiring VAR agreement with Agilent, the Company purchases analytical instruments, including gas chromatographs (GC's) and mass spectrometers (MS's), integrates them with Company-manufactured components, and markets these analytical systems for environmental analysis to comply with US EPA 500, 600, and 8000 Series Methods, and for other chemical analyses. In addition, the Company sells GC components for a variety of other applications as stand-alone products that are added to existing GC and GC/MS systems. The Company has been a VAR for Agilent (formerly Hewlett Packard) since June 1988, and the Agreement has been subject to renewal annually.

Company sales under the VAR, which include both Agilent and Company components, are estimated to be approximately 19% of total Company sales for the full year of 1999. The reason cited by Agilent for not renewing the VAR was "...the increasing competitive nature of your products versus ours..." The VAR agreement provides for sales and marketing cooperation; however, due to the Company broadening its product line, this cooperation has been increasingly difficult in recent years. The Company believes it will be competing more directly with Agilent under an OEM agreement, should one be entered, which provides for no marketing cooperation.

No assurances can be made that previous levels of sales of the Company will be sustained in the future due to the Company operating under an OEM rather than a VAR agreement, the mature nature and flat growth of the markets served by the Company's GC products, changes in market structure of suppliers to the environmental testing market, and continuing consolidation of US environmental testing laboratories.

International sales for the third quarter of 2000 were flat while domestic sales decreased. Sales to Europe and Latin America decreased while sales to Asia-Pacific, Canada and the Middle East/Africa region increased.

Year-to-date sales through September 30, 2000 decreased 9% to $18,092,000 compared to $19,825,000 for 1999, primarily due to a decrease in sale of GC systems and components, TOC analyzers, beverage monitors, refrigerant air monitors and revenue derived from service, offset in part by an increase in sales of flow analyzers, sample preparation products and rental revenue.

International sales for the nine months ended September 30, 2000 increased 8% compared to the same period of 1999, while domestic sales decreased. Sales to Europe, Asia-Pacific, Canada and the Middle East/Africa region increased while sales to Latin America decreased.

On May 9, 2000, the Company announced that its subsidiary, CMS Field Products Group, had received an agreement amounting to approximately $4.1 million with Bechtel National, Inc., who is under contract with the U.S. Department of Defense (Army), to supply its MINICAMS(R) chemical agent monitoring equipment.

The contract provides for the Company to produce the MINICAMS(R) product to an agreed upon schedule throughout the contract term until completion by March 2001. The provision requires the Company to make available completely assembled and tested MINICAMS(R) products for inspection by the customer and upon approval, store such units in a bonded warehouse. The Company has completed and delivered to storage the MINICAMS(R) products in accordance with the schedule in the agreement.

Upon successful inspection, the Company is entitled to receive progress payments. The Company has met all conditions to qualify for such progress payment for the MINICAMS(R) completed as of September 30, 2000 and received such payment during October. The Company has not recognized revenue relating to the partial completion and the amount is classified as unearned revenue on the balance sheet as of September 30, 2000.

Gross profit decreased to $2,360,000 for the third quarter of 2000, compared to $2,894,000 for the same quarter of 1999. Gross profit, as a percent of sales, increased to 43% for the third quarter of 2000, compared to 42% for the same quarter of 1999. The decrease in gross profit dollars was due to the decrease in sales. The increase in gross profit percent was due to a decrease in the sales of GC systems, which are lower gross margin products, and a decrease in the costs related to service revenue, offset in part by increased manufacturing variance. The increased manufacturing variance was primarily due to the lower sales volume.

Year-to-date gross profit decreased to $7,728,000 through September 30, 2000, compared to $8,481,000 for the same period of 1999. Year-to-date gross profit, as a percent of sales remained constant at 43% for 2000 and 1999. Year-to-date gross profit dollars decreased due to the decrease in sales. Year-to-date gross profit as a percent of sales remained constant.

Research and development (R&D) expenses for the third quarter of 2000 decreased 23% to $422,000, or 8% of sales, compared to $551,000, or 8% of sales for the same period of 1999. Year-to-date R&D expenses through September 30, 2000 increased 8% to $1,485,000, or 8% of sales, compared to $1,369,000, or 7% of sales, for the same period of 1999. The decreased amount of R&D expense for the third quarter of 2000, compared to the same period of 1999, was due to fewer personnel as a result of the closing of the Connecticut office associated with the asset acquisition of General Analysis Corporation (GAC) in February 1999 and a decrease in consulting fees. The increased amount of R&D for the nine months ended September 30, 2000 was due to an increase in the purchase of supplies related to product development projects, offset in part by a decrease in consulting fees. The Company continued to incur costs related to the development of a potential new beverage monitor, but at a lower rate during the third quarter of 2000.

Selling, general, and administrative (SG&A) expenses for the third quarter of 2000 decreased 10% to $1,778,000, or 32% of sales, compared to $1,975,000, or
29% of sales, for 1999. SG&A expenses for the third quarter of 2000 were lower than 1999 primarily due to cost savings related to the consolidation of certain operations to the Company's headquarters in College Station, Texas, the restructuring of the domestic sales force during the second quarter of 2000 and a decrease in recruitment expenses, commission expense, supplies and travel expenses. Year-to-date SG&A expenses through September 30, 2000, decreased 5% to $5,535,000, or 31% of sales, compared to $5,802,000, or 29% of sales, for the same period of 1999. SG&A expenses for the nine months ended September 30, 2000 were lower than the same period of 1999 due to the factors discussed above.

Income before tax decreased 44% to $254,000 for the third quarter of 2000, compared to $450,000 for the same period of 1999. Year-to-date income before tax decreased 38% to $974,000 through September 30, 2000, compared to $1,579,000 for the same period of 1999. The lower profit for both the third quarter and year-to-date 2000 was due to decreased sales, offset in part by lower operating costs. The third quarter effective tax rates were 37% in 2000 and 36% in 1999. The year-to-date effective tax rates were 37% in 2000 and 1999.

Net income for the third quarter 2000 decreased 44% to $160,000, or $0.06 per share diluted, compared to $286,000, or $0.09 per share diluted, in the same period of 1999. Year-to-date net income after tax decreased 38% to $614,000, or $0.21 per share diluted, through September 30, 2000, from $993,000, or $0.30 per share diluted, for the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,088,000 as of September 30, 2000, compared to $887,000 as of December 31, 1999. Working capital, as of September 30, 2000, was $8,470,000, an increase of 6%, compared to $7,965,000 as of December 31, 1999. Working capital, as a percentage of total assets, was 44% as of September 30, 2000, compared to 41% as of December 31, 1999. The current ratio was 2.73 to 1 at September 30, 2000, as compared to 2.68 to 1 at December 31, 1999. Total liabilities-to-equity was 36% as of September 30, 2000, compared to 34% at December 31, 1999.

Net cash flow provided by operating activities for the nine months ended September 30, 2000, was $684,000, compared to $865,000 for the same period of 1999. The decrease in cash flow provided by operating activities for the first nine months of 2000 was primarily due to the decrease in net income. The Company is incurring costs in advance of when it can bill Bechtel National, Inc. under the $4.1 million contract. Because of the interim progress payments allowed under the contract, the Company does not expect the execution of this contract to have a significant adverse effect on the Company's short-term liquidity. Net cash flow provided by (used in) investing activities for the nine months ended September 30, 2000 was $462,000, compared to ($685,000) for the same period of 1999. The increase in cash flow provided by investing activities resulted from a decrease in the purchase of investments, a decrease in the purchase of plant, property and equipment and the acquisition of GAC and manufacturing rights to a headspace product during 1999. Net cash flow used in financing activities for the nine months ended September 30, 2000 was $945,000, compared to $866,000 for the same period of 1999. The increase in cash flow used in financing activities was due to an increase in the purchase of treasury stock. The Company purchased 78,400 of the Company's Common Stock during the third quarter of 2000 and has purchased 263,684 shares during the first nine months of 2000. As of September 30, 2000, the Company held 1,303,031 shares in treasury and is authorized to purchase up to 200,001 additional shares.


MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investment. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair value of the Company's investments in debt securities and preferred stock at September 30, 2000 was $1,247,645 and $388,250, respectively.

                           Part II: Other Information

Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:  None

Item 3.  Defaults upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5. Other Information: Julie A. Wright, Corporate Controller, resigned from the Company, effective December 15, 2000. The Company does not believe that Ms. Wright's resignation is to be detrimental to the Company's position in the marketplace.

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits
             Exhibit No. 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             O.I. CORPORATION
                                        ---------------------------
                                                (Registrant)

Date:   November 7, 2000             BY:      /s/ Julie A. Wright
      --------------------              ----------------------------------------
                                         Julie A. Wright, Corp. Controller

Date:   November 7, 2000             BY:      /s/ William W. Botts
      --------------------              ----------------------------------------
                                          William W. Botts, President

                                 Exhibit Index

Exhibit No.
-----------

    27           Financial Data Schedule