Form 10-K405
period 2000-12-31
OI CORP
filed 2001-03-26
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         Commission file number 0-6511

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

                                                  NAME OF EACH ELECTRONIC
        TITLE OF EACH CLASS                       SYSTEM ON WHICH QUOTED
Common Stock, par value $0.10 per share      National Association of Securities
                                             Dealers Automated Quotation System
                                                          (NASDAQ)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value, as of March 12, 2001, of the common stock (based on the average of the high and low trade prices of these shares on NASDAQ) of O.I. Corporation held by non-affiliates was approximately $5,797,674.

The number of shares outstanding of the common stock as of March 12, 2001 was 2,660,750.

                       DOCUMENTS INCORPORATED BY REFERENCE
           Proxy Statement for the 2001 Annual Meeting of Shareholders
    Part III information is incorporated by reference to the Proxy Statement

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

DEVELOPMENT OF THE COMPANY

The Company has historically expanded through internal development of new products and technologies, through the acquisition of technologies, product lines, market positions, competencies, and businesses, and through entering alliances, distributors, original equipment manufacturer supply agreements
(OEM), and value added reseller agreements (VARs). Such developments completed by the Company have provided additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution. Recent developments include:

The Company entered an OEM agreement with Agilent Technologies Inc. (Agilent), effective December 1, 2000. Since June 1988, the Company had operated as a value added reseller (VAR) of analytical instruments manufactured by Agilent (formerly Hewlett Packard Company). On September 15, 2000, Agilent notified the Company that the Value Added Reseller Agreement (VAR) between the Company and Agilent would not be renewed upon its expiration on November 30, 2000. Under the terms of the expired VAR agreement with Agilent, the Company purchased analytical instruments, including gas chromatographs (GCs) and mass spectrometers (MSs), integrated them with Company-manufactured components, and marketed these analytical systems for environmental analysis to comply with U.S. Environmental Protection Agency (USEPA) 500, 600, and 8000 Series Methods, and for other chemical analyses.

Company sales under the VAR, which include both Agilent and Company components, are estimated to have been approximately 20% and 19% of total Company sales for the years of 1999 and 2000, respectively. The reason cited by Agilent for not renewing the VAR was "...the increasing competitive nature of your products versus ours..." The VAR agreement provided for sales and marketing cooperation, whereas the OEM agreement does not provide for marketing cooperation, and the Company and Agilent will compete for the same business. No assurances can be made that the Company will sustain the same sales levels in the future under an OEM as were achieved under the VAR agreement.

On May 9, 2000, the Company announced that its subsidiary, CMS Field Products Group, received a purchase order amounting to approximately $4.1 million with Bechtel National, Inc., who is under contract with the U.S. Department of Defense (Army), to supply its MINICAMS(R) chemical agent monitoring equipment. The contract provides for the Company to produce the MINICAMS(R) product to an agreed upon schedule throughout the contract term until completion, which is expected to be in July 2001. The Company has completed and delivered products to a bonded warehouse in accordance with the schedule in the agreement. Upon successful Factory Acceptance Testing, the Company is entitled to receive progress payments. The Company met all conditions to qualify for a progress payment for the MINICAMS(R) completed as of September 30, 2000, and accordingly, received such payment from the Buyer in October 2000. The Company recognized revenue relating to such completion in the amount of approximately $1.2 million in the fourth quarter of 2000, as title to the goods passed effective October 31, 2000. The second shipment is scheduled for delivery in January 2001.

ACQUISITIONS

On February 1, 1999, the Company acquired certain assets of General Analysis Corporation (GAC), headquartered in South Norwalk, Connecticut. GAC designs, manufactures, and markets infrared gas and liquid analytical instruments and accessories used in laboratories, in-line and on-line liquid analysis and gas analysis in field monitoring applications. In 2000, the Company reviewed intangible assets including non-compete agreements, names, and unallocated goodwill related to this acquisition and determined that some of them were impaired; therefore, assets in the amount of $793,000 were written off by a charge to expense.

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

PRODUCTS

The Company develops, manufactures, markets, and services analytical, monitoring, and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds. Such products include:

GAS CHROMATOGRAPHY INSTRUMENTS AND SYSTEMS The Company designs, manufactures, markets, and services components for gas chromatographs (GCs), including detectors and sample introduction instruments. Gas chromatography is an analytical technique that separates organic compounds based on their unique physical and chemical properties. The use of gas chromatography in a number of diverse applications has led to the continuous development of a broad range of sample introduction and detector devices. Advances in the field are based on technology improvements that provide improved sample introduction, faster analysis, lower level and selective detection, ease-of-use, and increased reliability. GC instruments currently manufactured by the Company include the following:

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

The Company purchases analytical instruments including GCs and GCMSs manufactured by Agilent Technologies, Inc. (Agilent), formerly Hewlett Packard Company (HP) under an OEM agreement. The Company integrates GC components with GCs and GC mass spectrometers (GC/MS) to form customized GC analyzer systems including: VOC Analyzers, BTEX (Benzene, Toluene, Ethylbenzene, and Xylenes) Analyzers, Pesticide Analyzers, FBA (Fluorinated By-Products Analyzers), Continuous Emissions Monitoring (CEM), continuous air monitoring analyzers for air toxins and VOCs, Permeating Testing, and Ethyleneoxide Analyzers.

The Company configures GC systems in standard and custom configurations to meet market needs in the laboratory, in the field, and on line. Configured systems can analyze chemical compounds in gas, liquids, or solids matrixes using the appropriate components. The Company manufactures GCs, and purchases GCs and GC/MSs manufactured by others. The Company procures GC components, GCs, and GC/MSs pursuant to a number of different arrangements, including an Original Equipment Manufacturer (OEM) Agreement with Agilent Technologies, Inc.

TOTAL ORGANIC CARBON ANALYZER SYSTEMS The Company designs, manufactures, markets, and services Total Organic Carbon (TOC) Analyzers and related accessories that are used to measure organic and inorganic carbon levels in ultrapure water, drinking water, groundwater, wastewater, soils, and solids. The Company's TOC Analyzers are used in testing required by the EPA and testing ultrapure water used in U.S. pharmaceutical methods; the manufacturing of semiconductors; power generation; and oceanographic research. TOC products produced by the Company include: High Temperature Persulfate TOC Analyzer; Combustion TOC Analyzer; and TOC Solids Module.

WATER QUALITY MEASUREMENTS On-site water measurements of water quality may be performed with the Company's portable Aqua-Check Water Analyzer, which simultaneously measures the pH, conductivity, dissolved oxygen, and temperature of water and aqueous solutions.

ION ANALYSIS SYSTEMS The Company designs, manufactures, markets, and services Segmented Flow Analyzers (SFA), Flow Injection Analyzers (FIA), and field portable instruments such as The Flow Solution(TM) IV; Flow Solution(TM) 3000; and Cyanide (CN) Analyzer. These instruments perform a wide range of ion analyses, including the measurement of nitrate, nitrite, phosphate, ammonia, chloride, alkaline, and sulfate in liquids. The Company's CN Analyzer can perform total cyanide analysis in a number of industrial applications including cyanide testing in gold and silver mining, electroplating, metal finishing, and semiconductor operations. The SFA, FIA, and CN Analyzer products may be equipped with autosamplers to enhance productivity.

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

FILTOMETERS The Company designs, manufactures, markets, and services non-dispersive infrared instruments (NDIR) that are sometimes called filtometers. The filtometer uses a light source and an interference filter to send light of a specific wavelength through a sample. The sample's absorbance of the light, as measured by a suitable detector, is a direct measure of the sample's concentration. This makes the filtometer well suited to making repeated measurements on individual samples or continuously on a process stream or air. The Company provides two products employing filtometer technology including:

         CONTINUOUS REFRIGERANT MONITORS are used by the chiller/refrigerant industry for the rapid detection of low-level refrigerant leaks. These instruments can monitor for all refrigerants including CFCs (chloro-fluorocarbons), HFCs (hydrofluorocarbons), HCFCs (hydrochloro-fluorocarbons) and ammonia and meet ASHRAE (American Society of Heating, Refrigerating and Air-conditioning Engineers) 15-1994 Safety Code Requirements.

         BEVERAGE ANALYZERS are used on-line and in the laboratory to measure dissolved Brix (sugar), diet syrup and carbon dioxide in beverages. This equipment is currently used in soft-drink bottling plants, breweries, and wineries.

SALES BY LOCATION

All of the Company's assets are located in the United States and all sales are conducted in U.S. dollars. There have been no sales or transfers between geographic areas during the last five fiscal years. Estimated net revenue attributable to the United States, export revenue as a group, and the number of countries in which export revenue was generated are as follows:

     $ in thousands                 2000       1999       1998       1997       1996
     --------------               -------    -------    -------    -------    -------
     Net Revenue:
        United States             $19,402    $21,193    $18,732    $16,941    $15,568
        Export                      4,999      4,541      4,952      4,689      4,588
                                  -------    -------    -------    -------    -------
            Total                 $24,401    $25,734    $23,684    $21,630    $20,156
                                  =======    =======    =======    =======    =======

     % Revenue:
        United States                  80%        82%        79%        78%        77%
        Export                         20%        18%        21%        22%        23%
                                  -------    -------    -------    -------    -------
            Total                     100%       100%       100%       100%       100%
                                  =======    =======    =======    =======    =======

     Number of countries-export        61         59         54         39         35

Sales to any particular international geographic area did not exceed 10% of revenue for any of the years 1996 to 2000.

MANUFACTURING

The Company manufactures products by using similar techniques and methods at two locations in the U.S. The Company's manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, and calibration and validation of configured systems. The Company's products have been certified pursuant to safety standards by one or more of the following agencies: Underwriters Laboratories (UL), Canadian Standards Association (CSA), and/or the European Committee for Electrotechnical Standardization (CE). These agencies and others also certify that instruments meet certain performance standards and that advertised specifications are accurate. During 1999, the Company obtained ISO 9001 certification for its College Station, Texas manufacturing operations, and as of December 31, 2000, is in the process of obtaining ISO 9001 certification for its Birmingham, Alabama manufacturing operations.

MARKETING

The Company markets and sells analytical components and systems that it manufactures and that are purchased for resale, provides on-site installation and support services, and distributes expendables and accessories required to support the operation of products sold. The Company sells its products domestically to end users through a direct sales channel, manufacturers' representatives, distributors, and resellers and internationally through independent manufacturers' representatives and distributors. The Company's marketing program for its products and services includes advertising, direct mail, seminars, trade shows, telemarketing, and promotion on the Company's Internet web site.

TECHNICAL SUPPORT

The Company employs a technical support staff that provides on-site installation, service, and after-sale support of its products in an attempt to ensure customer satisfaction. Technical support services are included in the initial sale of certain products and if not included in the initial purchase, may be purchased later by customers. The Company offers training courses, publishes technical bulletins containing product repair information, parts lists, and application support information for customers. Products sold by the Company generally include a 90-day to one-year warranty. Customers may also purchase extended warranty contracts that provide coverage after the expiration of the initial warranty. The Company installs and services its products through its field service personnel and through third party contractors in the United States and Canada and through distributors and manufacturers' representatives internationally.

RESEARCH AND DEVELOPMENT

The analytical instrumentation industry is subject to rapid changes in technology. The Company's success is heavily dependent on its ability to continually improve its existing products, advance and broaden employed technologies, increase product reliability, improve product performance, and improve handling of data produced from analysis, all while reducing the physical size of the product, reducing cycle time of analysis, and maintaining or reducing product cost. Research and development costs, relating to both present and future products, are expensed as incurred, and such expenses were $1,943,000 in 2000, $1,881,000 in 1999, and $1,458,000 in 1998. The Company actively pursues development of potential new products, including custom configured GC systems and components, instrument control and data reporting software systems, dedicated analyzers, including TOC and ion analyzers, microwave systems and other sample preparation products, on-line beverage monitors, and continuous air monitoring systems to measure refrigerants.

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

COMPETITION

The Company encounters aggressive competition in all aspects of its business activity. The Company competes with many firms in the design, manufacture, and sale of analytical instruments, principally on the basis of product technology and performance, product quality and reliability, sales and marketing capability, access to channels of distribution and product support, delivery, and price. Most of the Company's competitors have significantly greater resources than the Company in virtually all aspects of competition, including financial and related resources, market coverage on a global basis, breadth of product(s) in each market segment(s) served, access to human and technical resources, buying power, and marketing strength, including brand recognition.

EMPLOYEES

As of December 31, 2000, the Company had 171 full-time employees. The Company employs scientists and engineers who research and develop potential new products. To protect the Company's proprietary information, the Company has confidentiality agreements with its employees who come in contact with such information. None of the Company's employees are covered by a collective bargaining agreement. Management believes that relations between the Company and its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, positions, and offices, as of December 31, 2000, are as follows:

          Name            Age             Position                       Date Elected to Position
          ----            ---             --------                       ------------------------

    William W. Botts      58     President and Chief Executive Officer            1985
                                 Chairman of the Board                            1986

    Jane A. Smith         52     Vice President/Corporate Secretary               1990

William W. Botts joined the Company as President and Chief Operating Officer on February 1, 1985, was named Chief Executive Officer of the Company on July 19, 1985, and Chairman of the Board of Directors of the Company on May 26, 1986. Prior to joining the Company, he was Vice President and General Manager of the Brandt Division of TRW Inc., Executive Vice President and Chief Operating Officer of The Brandt Company, Division General Manager Sheller-Globe, Inc., Assistant Plant Manager, Arvin Industries, Engineer AMBAC Industries, Inc.

Jane A. Smith has been employed with the Company since 1973. She was named Assistant Corporate Secretary in 1976 and Corporate Secretary in 1986. On May 22, 1990, she was named Vice President/Corporate Secretary.

Mark G. Whiteman, Vice President/General Manager resigned from the Company effective January 2, 2001.

Julie A. Wright, Corporate Controller, resigned from the Company effective December 15, 2000.

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

SOURCES OF RAW MATERIALS

The Company produces its products from raw materials, component parts, and other supplies that are generally available from a number of different sources. The Company has few long-term contracts with suppliers. For certain purchased materials, the Company has developed preferred sources on the basis of quality and service. Several purchased components are supplied by single source suppliers. There can be no assurance that these preferred or single sources will continue to make materials available in sufficient quantities, at prices, and on other terms and conditions that are adequate for the Company's needs. However, there is no indication that any of these preferred or single sources will cease to do business with the Company. The Company believes that in the event of any such cessation, adequate alternate sources would be available, although perhaps at increased costs to the Company. The Company uses subcontracts to manufacture certain components of its products. Subcontractors often are small businesses that can be affected by economics and other factors that would impact their ability to be a reliable supplier. Substitute suppliers and or components may require reconfiguration of certain products and may cause delays in filling customer orders.

BACKLOG - OPEN ORDERS

The Company's backlog of orders on December 31, 2000 was approximately $6,004,000 (due to the large Bechtel order), compared to $2,986,000 as of December 31, 1999, and $2,383,000 as of December 31, 1998. The Company's policy is to include in its backlog only purchase orders or production releases that have firm delivery dates in the Company's twelve-month period as of December 31, 2000. Recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors. The Company anticipates that substantially all of its present backlog of orders will be shipped or completed during 2001.

CUSTOMERS

The Company's customers include various military agencies of the U.S. government, industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities, environmental testing laboratories, beverage bottlers, and chiller-refrigerant companies. No single customer accounted for more than 10% of revenue in 2000, 1999, or 1998; except federal, state, and municipal governments and public and private research institutions accounted for 31% of revenue in 2000, 29% of revenue in 1999, and 31% in 1998. A decrease in sales to these groups could have a material adverse impact on the Company's results of operations. Export sales accounted for 20% of revenue in 2000, compared to 18% in 1999, and 21% in 1998.

ITEM 2. PROPERTIES

The Company owns a facility with space of approximately 68,650-sq. ft. located on 11.29 acres of land in College Station, Texas and leases warehouse space of approximately 4,500-sq.ft. near its facility. The Company leases approximately 10,000 sq.ft., of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring in October 2004. The Company also leases approximately 2,500-sq. ft. in Beaverton, Oregon under a lease expiring in May 2001, which is currently subleased. The Company believes that its facilities are in good condition and are suitable for its present operations and that suitable space is readily available for expansion or if any of its leases are not extended.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 2000.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK MARKET INFORMATION The Company's Common Stock trades on the NASDAQ Stock Market under the symbol: OICO. Information below is contained in a statistical report obtained from the National Association of Securities Dealers, Inc. (NASD). The ranges of high and low trade prices for the Company's Common Stock for 2000 and 1999 were as follows:

                                             2000                     1999
                                      -------------------     -------------------
                                       HIGH         LOW         High        Low
                                      -------     -------     -------     -------
                  First Quarter       4-3/8        3-5/8       7           4-3/8
                  Second Quarter      4-1/4        3-3/16      5-1/2       3-5/8
                  Third Quarter       4-11/16      3-1/8       4-11/16     4-1/4
                  Fourth Quarter      3-15/16      2-5/8       4-5/8       3-7/8

NOTE: The above quotations represent prices between dealers, do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

DIVIDENDS The Company has never paid dividends on the Common Stock, and management does not anticipate paying any dividends in the near future.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK As of March 12, 2001, there were approximately 916 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA


($ in thousands except per share amounts)       2000          1999          1998          1997          1996
-----------------------------------------    ----------    ----------    ----------    ----------    ----------
Income statement data:
Net revenue                                  $   24,401    $   25,734    $   23,684    $   21,630    $   20,156
Income before income taxes                          978         1,587         2,859         2,035         1,469
Net income                                          616         1,051         1,822         1,393         1,003

Diluted earnings per share                   $     0.21    $     0.32    $     0.50    $     0.35    $     0.24

Balance sheet data:
Total assets                                 $   17,905    $   19,490    $   18,828    $   19,100    $   19,186
Working capital                                   8,983         7,964        10,028        12,300        12,391
Shareholders' equity                             13,796        14,533        14,744        15,284        14,961

Common size income statement data:
Net revenue                                       100.0%        100.0%        100.0%        100.0%        100.0%
Cost of revenue                                    55.0          58.0          53.9          53.4          50.0
                                             ----------    ----------    ----------    ----------    ----------
    Gross profit                                   45.0          42.0          46.1          46.6          50.0

Selling, general, and administrative               30.4          29.9          30.0          31.8          31.7
Research and development                            8.0           7.3           6.1           7.9           9.0
Impairment expense                                  4.0           0.0           0.0           0.0           0.0
Patent litigation expense                           0.0           0.0           0.0           0.2           4.5
                                             ----------    ----------    ----------    ----------    ----------
    Operating income                                2.6           4.8          10.0           6.7           4.8
Other income (expense), net                         1.4           1.4           2.1           2.7           2.5
                                             ----------    ----------    ----------    ----------    ----------
    Income before income taxes                      4.0           6.2          12.1           9.4           7.3
Provision for income taxes                          1.5           2.1           4.4           3.0           2.3
                                             ----------    ----------    ----------    ----------    ----------
    Net income                                      2.5%          4.1%          7.7%          6.4%          5.0%
                                             ==========    ==========    ==========    ==========    ==========


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

CHARGE FOR IMPAIRMENT OF LONG-LIVED ASSETS The Company reviews the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment and related goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment losses are recognized when expected future undiscounted cash flows are less than the assets' carrying value. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying assets is adjusted to fair value if the sum of expected future undiscounted cash flows is less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. This analysis relies on a number of factors including operating results, business plans, budgets, economic projections, and changes in management's strategic direction. In the fourth quarter of 2000, the Company performed such analysis for intangible assets related to the acquisition of GAC. Sales of beverage analyzers and refrigerant monitors remained below expectations in 2000. The Company failed to complete development of a new beverage analyzer in the fourth quarter of 2000 as originally planned. In December of 2000, a new development team decided to redesign the electronics and software platforms of the product to reduce cost and increase ease-of-use. As a result of the analysis for impairment, some intangible assets, including non-compete agreements, names, and unallocated goodwill relating to the acquisition of GAC in February 1999 in the amount of $793,000 were determined to be impaired and were written off by a charge to expense in the fourth quarter of 2000.

In the fourth quarter of 2000, the Company evaluated the profitability and anticipated customer demand for a GC inlet product acquired in 1999 and found that the product was under performing compared to expectations. Because of this analysis, the book value of goodwill relating to manufacturing rights of such product was deemed impaired, and an impairment of $167,000 was charged to expense in the fourth quarter of 2000.

SUMMARY Net revenue decreased 5.2% in 2000, compared to 1999, while net income was down 41.4% for the same period. The Company's financial position as of December 31, 2000 reflects an increase in working capital to $8,983,000, compared to $7,964,000 at December 31, 1999. Diluted earnings per share were $0.21 in 2000, $0.32 in 1999, and $0.50 in 1998.

VALUE ADDED RESELLER AGREEMENT NOT RENEWED Since June 1988, the Company had operated as a value added reseller (VAR) of analytical instruments manufactured by Agilent Technologies, Inc. (formerly Hewlett Packard Company). Under the terms of the expired VAR agreement with Agilent, the Company purchased analytical instruments, including gas chromatographs (GCs) and mass spectrometers (MSs), integrated them with Company-manufactured components, and marketed these analytical systems for environmental analysis to comply with USEPA 500, 600, and 8000 Series Methods, and for other chemical analyses.

On September 15, 2000, Agilent notified the Company that the VAR Agreement between the Company and Agilent would not be renewed upon its expiration on November 30, 2000. The Company entered an Original Equipment Manufacturers (OEM) supply agreement with Agilent, effective December 1, 2000, which may be terminated under certain conditions by either party.

Since the mid 1990s, the Company has pursued a strategy to expand its product lines and to enter non-environmental markets while continuing to sell GC components and systems to the environmental testing market under the VAR. This strategy has significantly reduced VAR related sales as a percent of total sales. The VAR agreement provided for sales and marketing cooperation, whereas under an OEM agreement, no marketing cooperation is provided, and the Company anticipates that it will be in direct competition with Agilent and others for sales in the environmental testing market. No assurances can be made that the Company will sustain sales levels in the future as an OEM supplier as were achieved under the VAR agreement.

REVENUE Net revenue was $24,401,000 in 2000, compared to $25,734,000 in 1999, and $23,684,000 in 1998. In 2000, export revenue increased 10% to $4,999,000, while domestic revenue decreased 8% to $19,402,000. In 1999, export revenue decreased 8% to $4,541,000 and domestic revenue increased 13% to $21,193,000.

Sales of TOC analyzers decreased in 2000 compared to 1999 due to increased competition, both domestically and internationally. Sales of TOC analyzers decreased in 1999 compared to 1998 due to a decline in demand in the U.S. pharmaceutical industry. This decline was due to most pharmaceutical companies having purchased TOC analyzers during 1998 to comply with the U.S. Pharmacopoeia
(USP) guidelines. These guidelines required that cleaning validation using TOC be implemented during 1998.

Sales of microwave digestion products increased in 2000 compared to 1999, due to focused sales efforts and continued improvement of product reliability. The Company believes it has continued to improve the performance, reliability, and value to the customer of its closed-vessel microwave system. Microwave product sales decreased in 1999 compared to 1998 due to lower sales in international markets.

Sales of GC components and systems decreased in 2000 compared to 1999 due to increased competition and lower market demand in the U.S., partially offset by increases in international markets, and increased sales of GC systems configured for continuous air monitoring systems. Sales of GC components and systems increased in 1999 compared to 1998 primarily due to increases in the sale and lease of GC/MS systems configured with the Company's sample inlet systems. Previously, the GC/MS system sold by certain of the Company's competitors displaced GC systems offered by the Company that included selective detectors manufactured by the Company. By offering GC/MS systems, the Company believes it has recognized and addressed the trend in environmental testing of performing tests using MS detectors, rather than selective detectors. GC/MS systems sales have less value added by the Company than GC systems configured with the Company's selective detector. Accordingly, gross profit margins are reduced to the extent that GC/MS systems sales increase and sales of GC systems with Company-manufactured, selective detectors decrease.

Sales of Flow Analyzers increased in 2000 compared to 1999 due to the Company broadening the number of applications offered. Sales of Flow Analyzer products decreased in 1999 compared to 1998 due to a decline in sales of aftermarket parts, offset in part by an increase in equipment sales.

Sales of Beverage Monitoring and Refrigerant Air Monitoring products decreased in 2000 compared to 1999 due to continued delays in completion and introduction of new product designs in both product lines. If development efforts are not completed in a timely manner, the current level of sales will continue to decrease. However, the Company remains optimistic that a successful completion and market introduction of the beverage monitor will position the product line to be a market leader, as were prior generations of the product.

Capital leasing revenues decreased in 2000 compared to 1999. Capital leases are generally three to four years and allow customers to manage their cash outflow against the income generated by their instruments. The Company files public notice documents under the Uniform Commercial Code in conjunction with each lease to protect its interest in the equipment. The Company maintained a portfolio of investments in such sales-type leases amounting to $816,000 as of December 31, 2000, $908,000 as of December 31, 1999, and $1,035,000 as of
December 31, 1998. The average effective interest rate of the leases was 10.02% for the portfolio as of December 31, 2000.

Export revenues increased 10% to $4,999,000 in 2000, compared to $4,541,000 in 1999, due to improving market conditions in Asia and certain European countries, offset by lower sales to mature environmental testing markets. Sales were lower in 1999 compared to 1998 due to general economic conditions in Asia and aggressive competitor actions in certain product lines in Europe. International revenues as a percent of total revenue were 20% for 2000, compared to 18% in 1999 and 21% in 1998. Additionally, the 1998 international revenues included nonrecurring sales of the microwave product line. The Company had 98 distributors and representatives in 66 countries at December 31, 2000 compared to 94 distributors and representatives in 48 countries at December 31, 1999, and 66 distributors and representatives in 39 countries at December 31, 1998. The increase in the number of distributors and countries served is the result of adding representatives due to the acquisition of new product lines and initiatives to enter new markets.

Neither inflation nor changing prices have had a material impact on the Company's net revenues over the past three fiscal years.

GROSS PROFIT Gross profit, as a percentage of net revenue was 45% in 2000, compared to 42% in 1999, and 46% in 1998. Gross profit percent increased in 2000 as compared to 1999 due to fewer lower margin sales of GC/MS systems, decreased cost of service revenue, and decreased manufacturing variances. Gross profit decreased in 1999 compared to 1998 due to an increase in sales of GC/MS systems, which are lower margin products, an increase in the cost of service revenue, and increased manufacturing variance. The increased manufacturing variance was primarily due to lower sales volume and lower production volume of beverage and refrigerant monitoring products.

RELOCATION AND CONSOLIDATION OF PRODUCT LINES The Company's Sample Preparation Products Group acquired in 1995 was relocated from Columbia, Missouri to College Station, Texas during March 2000. The manufacturing of the beverage and refrigerant monitoring products was also relocated to the Company's headquarters in College Station, Texas during November 1999, and customer support and engineering were relocated in May 2000. The Company continues the integration of these products into its business processes including compliance with ISO 9001 standards, improving customer support, and reducing the cost of operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general, and administrative (SG&A) expenses were $7,410,000 in 2000, or 30.4% of revenue, compared to $7,692,000, or 30% of revenue in 1999, and $7,093,000, or 30% of revenue in 1998. The decrease in SG&A expenses in 2000 compared to 1999 is due to consolidation of activities resulting from relocation of LAI and GAC to College Station, Texas. The increase in SG&A expenses from 1998 to 1999 resulted from higher commissions due to the increase in sales, increased staffing in the domestic and international sales and service organizations, cost related to sales of the beverage and refrigerant monitoring products obtained in the acquisition of GAC, and the settlement during 1998 of certain post-closing matters associated with an asset acquisition completed in 1997.

RESEARCH AND DEVELOPMENT EXPENSES Research and development (R&D) expenditures amounted to $1,943,000, or 8% of revenue in 2000, compared to $1,881,000, or 7% of revenue in 1999, and $1,458,000, or 6% of revenue in 1998. R&D expenses increased in 2000 compared to 1999 due to increased personnel partially offset by lower consulting cost. R&D expenses increased from 1998 to 1999 due to product development costs at GAC and an increased number of personnel, offset in part by a decrease in consulting expense and a decrease in the purchase of supplies for R&D projects.

IMPAIRMENT EXPENSE Asset impairment charges amounted to $960,000 before tax, which reduced net income by approximately $605,000, or $0.21 per share (diluted). The asset impairment charges consisted of $793,000 relating to the value of assets acquired from General Analysis Corporation (GAC) in February 1999, and $167,000 relating to the value of a manufacturing rights agreement executed in 1999.

INTEREST AND DIVIDEND INCOME Interest and dividend income decreased 16% to $254,000 in 2000 from $302,000 in 1999, which decreased 31% from $436,000 in
1998. The decrease in interest income from 1999 to 2000 and from 1998 to 1999 was due to a decrease in cash, cash equivalents, and investments. This decrease in cash was due to the purchase of treasury stock, the acquisition of GAC, and the purchase of manufacturing rights for a headspace product.

INCOME BEFORE INCOME TAXES Income before income taxes decreased 38% to $978,000, or 4% of revenue in 2000 from $1,587,000, or 6% of revenue in 1999, which decreased 45% from $2,859,000, or 12% of revenue in 1998. Income before tax decreased in 2000 compared to 1999 due to lower sales volume, gross profit, higher research and development cost, lower interest and dividend income. Income before tax decreased in 1999 compared to 1998 due to the increase in SG&A and R&D expense and the decrease in interest income, offset in part by the increase in sales.

PROVISION FOR INCOME TAXES The Company's effective income tax rate was 37% in 2000 and 34% in 1999 and 36% in 1998. The effective income tax rate increased from 1999 to 2000 due to the Company's Foreign Sales Corporation tax deduction decreasing due to decreased gross margin. The effective income tax rate decreased from 1998 to 1999 due to increased tax benefit from the Company's Foreign Sales Corporation.

NET INCOME Net income decreased 41% to $616,000, or 2.5% of revenue for 2000, compared to $1,051,000, or 4% of revenue for 1999, compared to $1,822,000, or 8% of revenue for 1998. Lower net income in 2000 compared to 1999 was due to lower sales volume, higher research and development cost, write off of certain intangibles, and lower interest income. Several factors contributed to the decline in net income during 1999 compared to 1998, including lower sales in some products, lower gross margin, delays in completing development and introduction of a potential new product, expenses relating to relocation and integration of the beverage and refrigerant air monitoring products, field service expenses to rebuild customer relations with soft drink bottlers, and staffing and travel expenses relating to international marketing.

BASIC AND DILUTED EARNINGS PER SHARE Basic earnings per share were $0.21 for 2000, compared to $0.33 for 1999, and

$0.51 for 1998 computed based on 2,895,615 shares outstanding for 2000, 3,223,601 for 1999, and 3,560,818 for 1998. Diluted earnings per share were $0.21 for 2000, compared to $0.32 for 1999, and $0.50 for 1998 computed based on 2,896,841 shares outstanding for 2000, 3,278,816 in 1999, 3,641,434 in 1998. The
declining number of shares outstanding is attributable to the Company's stock repurchase program, on which it expended $1,375,000, $1,364,000, and $2,446,000, for 2000, 1999, and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES The Company considers a number of liquidity measures that aid in measuring the Company's ability to meet its financial obligations. Such ratios, working capital, and changes in cash and cash equivalents as of the end of the Company's last three years are as follows:


($ in thousands)                                          2000             1999             1998
----------------                                       ----------       ----------       ----------
                                         LIQUIDITY MEASURES

Ratio of current assets to current liabilities                3.2              2.7              3.6
Total liabilities to equity                                    30%              34%              28%
Days sales in accounts receivable                              52               56               52
Average annual inventory turnover                             2.5              3.0              2.9
Working capital                                        $    8,983       $    7,964       $   10,028

                                CHANGES IN CASH AND CASH EQUIVALENTS

Net cash provided by (used in)
   Operating activities                                $    1,174       $    1,339       $    1,551
   Investing activities                                       726             (726)             918
   Financing activities                                    (1,343)          (1,263)          (2,362)

Net increase (decrease) in:
   Cash and cash equivalents                           $      557       $     (650)      $      107
Cash and cash equivalents:
   Beginning of year                                          887            1,537            1,430
   End of year                                              1,444              887            1,537


Working capital increased 13%, or $1,019,000, to $8,983,000 in 2000, compared to $7,964,000 in 1999 and $10,028,000 in 1998. The current ratio of 3.2 for 2000 was up from 2.7 for 1999, primarily due to current-year profit and cash produced by operations, as well as decrease(s) in accounts payable and accrued liabilities. Since 1995, the Company has repurchased an aggregate 1,707,500 shares at an average purchase price of $4.00 per share. As of December 31, 2000, the Company held 1,417,304 shares in treasury. The 1999 current ratio of 2.7 was down from 3.6 in 1998 primarily due to an increase in accounts payable and accrued liabilities and a decrease in cash and investments caused by payments for a facility expansion in College Station, the repurchase of common stock, and cash outflow caused by the acquisition of GAC, the purchase of the manufacturing rights for a headspace product, and the repurchase of 317,685 shares of the Company's Common Stock now held in treasury. The Company's cash position increased to $1,444,000 in 2000, from $887,000 in 1999, primarily due to a decrease in accounts receivable and investments. Average annual inventory turnover was slightly lower at 2.5 in 2000, compared to 3.0 in 1999 and 2.9 in 1998. The number of days of sales in accounts receivable decreased to 52 days in 2000 from 56 days in 1999, which increased from 52 days in 1998. Current liabilities decreased to $4,108,570 in 2000 from $4,755,177 in 1999 due primarily to a decrease in accounts payable and unearned revenue. Total liabilities represented 30% of equity; in 2000, compared to 34% in 1999 and 28% in 1998.

Net cash flow provided by operating activities for 2000 was $1,174,000, compared to $1,339,000 for 1999 and $1,551,000 in 1998. The decrease in cash flow from operations in 2000 was primarily due to the decrease in net income, an increase in inventories, and a decrease in accounts payables and accrued liabilities, offset in part by a decrease in accounts receivable and other assets. All working capital account changes for 1999 are net of the effect of the purchase of GAC. Net cash flow provided by (used in) investing activities for 2000 was $726,000, compared to ($726,000) in 1999, and $918,000 in 1998. The increase in cash flow provided by investing activities during 2000 was primarily due to a decrease in purchase of equipment and proceeds from sale of assets. Net cash flow used in financing activities was $1,343,000 in 2000, compared to $1,262,000 in 1999, and $2,362,000 in 1998. The increase in cash flow used in financing activities in 2000 was primarily due to increased purchases of treasury stock.

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

YEAR 2000 To coordinate the phases of the Company's Year 2000 project, the Company established an executive steering committee and a project team. The phases of the project were: (i) awareness; (ii) assessment; (iii) remediation;
(iv) testing; (v) implementation of the necessary modifications and (vi) contingency planning. The goal of the Year 2000 project was to ensure that all of the critical systems and processes under the Company's direct control remained functional. As of December 31, 1999, the Company had substantially completed the above phases for all critical domestic and international systems. As of December 31, 2000, the Company has not incurred any significant malfunction of its critical systems and processes. It remains possible that third parties will have experienced disruptions that have not yet manifested any impact on the Company, but could in the future. Accordingly, the Company is prepared to implement its contingency plans should a disruption occur. While the total cost of the Company's Year 2000 project has yet to be determined, the Company does not expect to incur any remaining material costs in 2001.

Other than the items discussed above, management is not aware of other commitments or contingent liabilities, which would have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

RISK FACTORS In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

CHANGING PRICES AND THE EFFECT OF INFLATION The Company believes that competition based on price is a significant factor affecting its customers' buying decisions. There is no assurance that the Company can pass along cost increases in the form of price increases or sustain profit margins that have been achieved in prior years. Although inflation has not had a material impact on the Company's operations, there is no assurance that inflation will not adversely affect its operations in the future. The prices of some components purchased by the Company have increased in the past several years due in part to decreased volume. Certain other material and labor costs have also increased, but the Company believes that these increases are approximately consistent with overall inflation rates. Competing companies are larger, better trained, and they cover larger areas geographically.

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

RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE, OBSOLESCENCE, AND THE DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS The market for the Company's products and services is characterized by rapid and significant technological change and evolving industry standards. New product introductions responsive to these factors require significant planning, design, development and testing at the technological, product, and manufacturing process levels, and may render existing products and technologies noncompetitive or obsolete. There can be no assurance that the Company's products will not become noncompetitive or obsolete. In addition, industry acceptance of new technologies developed by the Company may be slow to develop due to, among other things, existing regulations that apply specifically to older technologies and the general unfamiliarity of users with new technologies.

POSSIBLE ADVERSE EFFECT FROM CONSOLIDATION IN THE ENVIRONMENTAL INSTRUMENT MARKET AND CHANGES IN ENVIRONMENTAL REGULATIONS One of the important markets for the Company's products is environmental analysis. During the past five years, there has been a contraction in the market for analytical instruments used for environmental analysis. This contraction has caused consolidation in the companies serving this market. Such consolidation may have an adverse impact on certain businesses of the Company. In addition, most air, water, and soil analyses are conducted to comply with federal, state, local, and foreign environmental regulations. These regulations are frequently specific as to the type of technology required for a particular analysis and the level of detection required for that analysis. The Company develops, configures, and markets its products to meet customer needs created by existing and anticipated environmental regulations. These regulations may be amended or eliminated in response to new scientific evidence or political or economic considerations. Any significant change in environmental regulations could result in a reduction in demand for the Company's products.

POSSIBLE ADVERSE EFFECT FROM DEPENDENCE ON SALES TO THE U.S. GOVERNMENT The Company's customers include various government agencies and public and private research institutions, which accounted for 31% of the Company's sales in 2000. The capital spending of these entities can have a significant effect on the demand for the Company's products. Such spending is based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, public policy, political trends, and the effects of different economic cycles. Any decrease in capital spending by any of the customer groups that account for a significant portion of the Company's sales could have a material adverse effect on the Company's business and results of operations.

DEPENDENCE ON RELATIONSHIP WITH AGILENT TECHNOLOGIES INC. As previously discussed, the Company anticipates that sales under an OEM agreement will not be consistent with Company sales in prior years under a value-added resellers agreement. The OEM agreement is renewable on an annual basis, and there is no assurance that it will be renewed in future years. Failure to renew the agreement would place at risk a substantial part of the Company's sales of GC systems.

DEPENDENCE ON CAPITAL SPENDING PATTERNS OF CUSTOMERS AND GOVERNMENT FUNDING The Company's customers include pharmaceutical and chemical companies, laboratories, government agencies, and public and private research institutions. The capital spending patterns of these entities, and fluctuation in the funding of government agencies that are major customers, can have a significant effect on the demand for the Company's products. Any decrease in capital spending by any of the customer groups that account for a significant portion of the Company's sales, or a decline in the funding of government customers, could have a material adverse effect on the Company's business and results of operations.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS The Company has agreements relating to the sale of products to government entities and is subject to various statutes and regulations that apply to companies doing business with the government. The Company is also subject to investigation for compliance with the terms of government contracts and non-compliance although inadvertently may result in legal proceedings or liability, which may be significant. Several of the Company's product lines are subject to significant international, federal, state and local, health and safety, packaging, product content and labor regulations. In addition, many the Company's products are regulated or sold into regulated industries, requiring compliance with additional regulations in marketing these products. Significant expenses may be incurred to comply with these regulations or remedy past violations of these regulations. Any failure to comply with applicable government regulations could also result in cessation of portions or all of the Company's operations, impositions of fines, and restrictions on the ability to carry on or expand operations.

POSSIBLE ADVERSE IMPACT OF INTERNATIONAL SALES Sales outside the United States accounted for approximately 20% of the Company's revenues in 2000. The Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand; export licenses, if required, may be difficult to obtain and the protection of intellectual property in foreign countries may be more difficult to enforce. Changes in political or economic conditions in a country or region may affect product demand. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

COMPETITION The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that the principal competitive factors affecting the market for its products include product performance, price, reliability, and customer service. The Company's competitors include large multinational corporations and operating units of such corporations. Most of the Company's competitors have substantially greater financial, marketing, and other resources than those of the Company. Therefore, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development or ability to discover new technologies will be sufficient to enable it to compete effectively with its competitors.

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

The fair value of the Company's investments in debt and equity securities at December 31, 2000 and 1999 was $1,437,503 and $2,299,645, respectively. See Note 3 for further information regarding these investment instruments. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold.

POSSIBLE ADVERSE EFFECT OF FLUCTUATION IN QUARTERLY OPERATING RESULTS ON STOCK PRICE Given the nature of the markets in which the Company participates, future revenue and profitability cannot be reliably predicted, and unexpected changes may cause adjustments to the Company's operations. Since a high proportion of the Company's costs are fixed, due in part to significant sales, research and development and manufacturing costs, relatively small declines in revenue could disproportionately affect the Company's quarterly operating results. Other factors that could affect quarterly operating results include: lower demand for and market acceptance of products due to adverse changes in economic activity or conditions in the Company's major markets; lower selling prices due to competitive pressures; unanticipated delays, problems, or increased costs in the introduction of new products or manufacture of existing products; changes in the relative portion of revenue represented by the Company's various products and customers; and competitor's announcements of new products, services or technological innovations.

FAILURE OF SUPPLIERS TO DELIVER SUFFICIENT QUANTITIES OF PARTS IN A TIMELY MANNER The Company may be materially and adversely impacted if sufficient parts are not received in time to meet manufacturing requirements. Factors that may result in manufacturing delays include: certain parts may be available only from a single supplier or a limited number of suppliers; key components may become unavailable and may be difficult to replace without significant reengineering of the Company's products; suppliers may extend lead times, limit supplies, or increase prices due to capacity constraints or other factors.

HIRING AND RETENTION OF QUALIFIED PERSONNEL The future success of the Company depends partly on the continued service of key research, engineering, sales, marketing, manufacturing, executive, and administrative personnel. Although the Company's policy is to offer competitive salaries and benefits, there is no guarantee that key personnel can be retained, since competition for qualified personnel in the technology market is severe.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is set forth under the heading "Market Risk" in "Management's Analysis of Financial Condition and Results of Operations" on page 18 herein.

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

Established accounting procedures and related systems of internal control provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, and that qualified personnel implement policies and procedures. Management periodically reviews the Company's accounting and control systems.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


THE BOARD OF DIRECTORS AND STOCKHOLDERS OF O.I. CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of O.I. Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 6, 2001

                                O.I. CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                                             December 31
                                                                                   ------------------------------
                                                                                       2000              1999
                                                                                   ------------      ------------
                                    ASSETS

Current assets:
   Cash and cash equivalents                                                       $  1,444,083      $    887,043
   Investments, short-term                                                            1,437,881         1,760,299
   Accounts receivable-trade, net of allowance for doubtful accounts of
       $211,330 and $254,038, respectively                                            3,066,442         3,927,999
   Investment in sales-type leases                                                      477,165           485,699
   Inventories                                                                        5,898,390         4,922,748
   Current deferred income tax assets                                                   656,372           601,958
   Other current assets                                                                 111,091           133,857
                                                                                   ------------      ------------
         Total current assets                                                        13,091,424        12,719,603
Property, plant and equipment, net                                                    3,606,028         3,895,235
Investment in sales-type leases, net of current                                         338,968           422,002
Long-term investments                                                                        --           553,155
Long-term deferred income tax assets                                                    177,017
Other assets, net                                                                       691,185         1,899,886
                                                                                   ------------      ------------

Total assets                                                                       $ 17,904,622      $ 19,489,881
                                                                                   ============      ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                                         $  1,689,379      $  2,299,055
   Accrued liabilities                                                                2,419,191         2,456,122
                                                                                   ------------      ------------
         Total current liabilities                                                    4,108,570         4,755,177
                                                                                   ------------      ------------
Deferred income taxes                                                                         0           201,785
                                                                                   ------------      ------------
Commitments and contingencies (Note 13)                                                      --                --
                                                                                   ------------      ------------

Shareholders' equity:
   Preferred stock, $0.10 par value, 3,000,000 shares authorized, no shares
        issued and outstanding                                                               --                --
   Common stock, $0.10 par value, 10,000,000 shares authorized,
        4,103,377 shares issued                                                         410,338           410,338
   Additional paid-in capital                                                         4,378,782         4,381,089
   Treasury stock, 1,417,304 and 1,046,736 shares, respectively, at cost             (5,938,540)       (4,597,732)
   Retained earnings                                                                 14,955,461        14,339,224
   Accumulated other comprehensive income (loss), net                                    (9,989)               --
                                                                                   ------------      ------------
                                                                                     13,796,052        14,532,919
                                                                                   ------------      ------------
Total liabilities and stockholders' equity                                         $ 17,904,622      $ 19,489,881
                                                                                   ============      ============


   The accompanying notes are an integral part of these financial statements.

                                O.I. CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME


                                                                   Years Ended December 31,
                                                       ------------------------------------------------
                                                           2000              1999              1998
                                                       ------------      ------------      ------------

Net revenue                                            $ 24,401,372      $ 25,734,267      $ 23,683,685
Cost of revenue                                          13,445,259        14,933,362        12,764,748
                                                       ------------      ------------      ------------
   Gross profit                                          10,956,113        10,800,905        10,918,937

Selling, general and administrative expenses              7,409,722         7,692,379         7,093,192
Research and development expenses                         1,942,585         1,880,976         1,458,326
Impairment of intangible assets                             960,385                --                --
                                                       ------------      ------------      ------------
   Operating income                                         643,421         1,227,550         2,367,419
Other income:
   Interest income, net                                     253,776           302,483           436,147
   Other income                                              80,687            56,705            55,505
                                                       ------------      ------------      ------------
         Income before income taxes                         977,884         1,586,738         2,859,071
Provision for income taxes                                 (361,647)         (535,294)       (1,036,637)
                                                       ------------      ------------      ------------

         Net income                                    $    616,237      $  1,051,444      $  1,822,434
                                                       ============      ============      ============

Basic earnings per share                               $       0.21      $       0.33      $       0.51
                                                       ============      ============      ============

Diluted earnings per share                             $       0.21      $       0.32      $       0.50
                                                       ============      ============      ============

Weighted average number of shares outstanding:
      Basic shares                                        2,895,615         3,223,601         3,560,818
      Diluted shares                                      2,896,841         3,278,816         3,641,434


   The accompanying notes are an integral part of these financial statements.

                                O.I. CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                       ------------------------------------------------
                                                                           2000              1999              1998
                                                                       ------------      ------------      ------------
Cash flows from operating activities:
   Net income                                                          $    616,237      $  1,051,444      $  1,822,434
   Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation and amortization                                    713,894           626,418           410,617
           Impairment charge                                                960,385                --                --
           Deferred income taxes                                           (427,349)          (90,384)           65,711
           Gain on disposition of property                                  (43,119)          (19,410)          (10,219)
    Changes in assets and liabilities, net of the effect of the purchase of General Analysis Corporation (GAC) (1999):
            Accounts receivable                                             861,557          (292,648)          209,185
            Inventories                                                    (975,642)          313,243        (1,139,491)
            Other assets                                                    114,334           221,277          (135,526)
            Accounts payable                                               (609,676)          540,837           (31,809)
            Accrued liabilities                                             (36,931)       (1,012,002)          359,855
                                                                       ------------      ------------      ------------
Net cash provided by operating activities                                 1,173,690         1,338,775         1,550,757
                                                                       ------------      ------------      ------------

Cash flows from investing activities:
   Purchase of property plant, and equipment                               (293,553)         (754,350)       (2,527,154)
   Proceeds from sale of assets                                             102,596            48,983            43,882
   Purchase of GAC, net of cash acquired                                         --          (259,459)               --
   Purchase of manufacturing rights                                              --          (213,405)               --
   Purchase of investments                                                 (893,283)       (2,322,257)       (2,355,129)
   Maturity of investments                                                1,753,000         2,762,000         5,703,000
   Change in other assets                                                    57,705            12,574            53,787
                                                                       ------------      ------------      ------------
Net cash provided by (used in) investing activities                         726,465          (725,914)          918,386
                                                                       ------------      ------------      ------------

Cash flows from financing activities:
   Purchase of treasury stock                                            (1,375,435)       (1,364,042)       (2,446,240)
   Proceeds from issuance of common stock                                    32,320           101,676            83,865
                                                                       ------------      ------------      ------------
Net cash used in financing activities                                    (1,343,115)       (1,262,366)       (2,362,375)
                                                                       ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                        557,040          (649,505)          106,768
Cash and cash equivalents:
   Beginning of year                                                        887,043         1,536,548         1,429,780
                                                                       ------------      ------------      ------------
   End of year                                                         $  1,444,083      $    887,043      $  1,536,548
                                                                       ============      ============      ============

Supplemental disclosures of cash flow information:
   Cash paid during year for:
        Interest                                                              1,947      $        836      $        307
        Income taxes                                                        676,688           615,830           832,200

Non-cash investing and financing activities:
  Exercise of stock options                                                   2,126                --                --
  Business acquisition, net of cash acquired:
     Working capital, other than cash acquired                                   --          (855,560)               --
     Property, plant and equipment                                               --            25,006                --
     Purchase price in excess of net assets acquired                             --         1,077,645                --
     Other assets                                                                --            12,368                --
                                                                       ------------      ------------      ------------
     Net cash used to acquire GAC                                                --           259,459                --


   The accompanying notes are an integral part of these financial statements.

                                O.I. CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                             Common Stock               Additional
                                                                    ------------------------------       Paid-In         Treasury
In ($000) except per share data                                       Shares             Amount          Capital          Stock
                                                                    ------------      ------------     ------------    ------------

Balance, December 31, 1997 ......................................      4,103,377      $    410,338     $  4,379,862    $   (971,763)

    Purchase of 529,768 shares of treasury stock ................                                                        (2,446,240)
    Issuance of 21,034 shares from treasury for exercise
       of stock options .........................................                                           (11,040)         75,718
    Issuance of 3,893 shares from treasury to Employee
       Stock Purchase Plan ......................................                                             3,353          14,112
    Tax benefit associated with exercised options ...............                                             1,721
    Net income ..................................................
                                                                    ------------      ------------     ------------    ------------
Balance, December 31, 1998 ......................................      4,103,377           410,338        4,373,896      (3,328,173)

    Purchase of 317,685 shares of treasury stock ................                                                        (1,364,042)
    Issuance of 20,666 shares from treasury for exercise
       of stock options .........................................                                             2,235          77,373
    Issuance of 4,617 shares from treasury to Employee
       Stock Purchase Plan ......................................                                             4,958          17,110
    Net income ..................................................
                                                                    ------------      ------------     ------------    ------------
Balance, December 31, 1999 ......................................      4,103,377      $    410,338     $  4,381,089    $ (4,597,732)

    Purchase of 380,332 shares of treasury stock ................                                                        (1,375,435)
    Issuance of 3,000 shares from treasury for exercise
       of stock options .........................................                                              (750)         11,250
    Issuance of 5,667 shares from treasury to Employee
       Stock Purchase Plan ......................................                                               569          21,251
    Conversion of 15,903 outstanding mature shares for
       17,000 new shares from treasury for exercise of stock
       options ..................................................                                            (2,126)          2,126
    Comprehensive income (loss):
       Unrealized gain (loss) on investments, net of
          deferred tax benefit of $5,867 ........................
       Net income ...............................................
    Total comprehensive income (loss) ...........................
                                                                    ------------      ------------     ------------    ------------
Balance, December 31, 2000 ......................................      4,103,377      $    410,338     $  4,378,782    $ (5,938,540)
                                                                    ============      ============     ============    ============

                                                                                    Accumulated
                                                                                       Other              Total
                                                                      Retained      Comprehensive     Stockholders'
In ($000) except per share data                                       Earnings      Income/(Loss)         Equity
                                                                    ------------    -------------     -------------

Balance, December 31, 1997 ......................................   $ 11,465,346     $         --      $ 15,283,783

    Purchase of 529,768 shares of treasury stock ................                                        (2,446,240)
    Issuance of 21,034 shares from treasury for exercise
       of stock options .........................................                                            64,678
    Issuance of 3,893 shares from treasury to Employee
       Stock Purchase Plan ......................................                                            17,465
    Tax benefit associated with exercised options ...............                                             1,721
    Net income ..................................................      1,822,434                          1,822,434
                                                                    ------------     ------------      ------------
Balance, December 31, 1998 ......................................     13,287,780               --        14,743,841

    Purchase of 317,685 shares of treasury stock ................                                        (1,364,042)
    Issuance of 20,666 shares from treasury for exercise
       of stock options .........................................                                            79,608
    Issuance of 4,617 shares from treasury to Employee
       Stock Purchase Plan ......................................                                            22,068
    Net income ..................................................      1,051,444               --         1,051,444
                                                                    ------------     ------------      ------------
Balance, December 31, 1999 ......................................   $ 14,339,224               --      $ 14,532,919

    Purchase of 380,332 shares of treasury stock ................                                        (1,375,435)
    Issuance of 3,000 shares from treasury for exercise
       of stock options .........................................                                            10,500
    Issuance of 5,667 shares from treasury to Employee
       Stock Purchase Plan ......................................                                            21,820
    Conversion of 15,903 outstanding mature shares for
       17,000 new shares from treasury for exercise of stock
       options ..................................................                                                --
    Comprehensive income (loss):
       Unrealized gain (loss) on investments, net of
          deferred tax benefit of $5,867 ........................                          (9,989)
       Net income ...............................................        616,237
    Total comprehensive income (loss) ...........................                                           606,248
                                                                    ------------     ------------      ------------
Balance, December 31, 2000 ......................................   $ 14,955,461     $     (9,989)     $ 13,796,052
                                                                    ============     ============      ============


   The accompanying notes are an integral part of these financial statements.

O.I. CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

O.I. Corporation (the Company) was organized in 1969. The Company designs, manufactures, markets, and services analytical, monitoring, and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

REVENUE RECOGNITION Revenue and the related cost of sales are generally recognized upon passage of title or provision of service with no substantial right of return.

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

INVESTMENTS The Company's investments in debt securities are classified as held to maturity as the Company has the positive intent and ability to hold the investments until maturity. Company investments in bonds are reported at amortized cost. Company investments in preferred stocks, classified as available for sale, are reported at market value on date of reporting. The unrealized gain
(loss) on preferred stock is reported net of tax as accumulated other comprehensive income (loss) in the accompanying Statement of Stockholders' Equity.

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

OTHER ASSETS As of December 31, 2000, other assets primarily include acquired patents and goodwill that are amortized on a straight-line basis over 5 to 17 years. Amortization charged to operations amounted to approximately $191,000, $166,000, and $56,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. The Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each product line having a material goodwill balance. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company performed an impairment analysis for assets acquired in the acquisition of General Analysis Corporation

(GAC) and for a GC inlet product for which the manufacturing rights were acquired in 1999. As a result of decisions made by the Company in the fourth quarter of 2000, the Company recorded asset impairment charges amounting to $960,000 before tax, which reduced net income by approximately $605,000, or $0.21 per share (diluted). The asset impairment charges consisted of $793,000 relating to the value of intangible assets acquired from GAC in February 1999, and $167,000 relating to the value of manufacturing rights acquired in 1999.

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

CONCENTRATION OF CREDIT RISK Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company places its available cash in money market funds and investment grade domestic corporate bonds and high-rated corporate preferred stocks. The Company's investments are subject to fluctuations based on interest rates and trading conditions prevailing in the market place.

The Company sells its products primarily to large corporations, environmental testing laboratories, and governmental agencies. The majority of its customers are located in the United States and all sales are denominated in U.S. dollars. Concentrations of credit risk with respect to trade receivables are limited due to the financial stability of the customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers to minimize credit risk. As of December 31, 2000 and 1999, the Company had no significant concentrations of credit risk related to accounts receivable. However, agencies of the U.S. government constitute a significant percent of the Company's revenue (Note 14). Any federal budget cuts or changes in regulations affecting the U.S. chemical warfare programs or the EPA may have a negative impact on the Company's future revenue.

EARNINGS PER SHARE The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding. The weighted average of shares used in the basic earnings per share calculation was 2,895,615 in 2000, 3,223,601 in 1999, and 3,560,818 in 1998. The weighted average number of shares used in the diluted earnings per share computation was 2,896,841 in 2000, 3,278,816 in 1999, and 3,641,434 in 1998. At December 31,
2000, 1999, and 1998, options to acquire 260,600, 102,800, and 31,000 shares at weighted average exercise prices of $5.39, $7.37, and $11.68, respectively, were not included in the computations of dilutive earnings per share as the options' exercise price was greater than the average market price of the common shares.

COMPREHENSIVE INCOME (LOSS) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), Reporting Comprehensive Income. This statement established standards for reporting and display of comprehensive income and its components. Net income and unrealized gains and losses on available for sale investments are the Company's only components of comprehensive income (loss).


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

The Company believes it operated in one reportable segment as defined by FAS 131 for the year ended December 31, 1998. As a result of the acquisition of GAC (see
Note 2), the Company believes it operates in two reportable segments as defined by FAS 131 for the years ended December 31, 2000 and 1999. The adoption of FAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information for the years ended December 31, 2000 and 1999 (Note 14).

USE OF ESTIMATES The preparation of financial statements in accordance with generally accepted accounting principles requires the use of management estimates and judgments. Actual results may differ from these estimates.

RECENT PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133) Accounting for Derivative Instruments and Hedging Activities. The pronouncement establishes accounting and reporting standards for derivative instruments. The pronouncement was to become effective for fiscal years beginning after June 15, 1999. During June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137 (FAS 137) Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement 133 which delayed the effective date of FAS 133 to fiscal years beginning after June 15, 2000. The Company has historically not engaged in significant derivative instrument activity. Implementation of this Standard will not materially affect the Company's financial position or operational results.

In September 2000, FASB issued Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces FAS 125, issued in June of 1996. The new Statement will be effective for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and for transfers occurring after March 31, 2001. Adoption of FAS 140 is not expected to have a material effect on the Company's financial position or operational results.

NOTE 2: ACQUISITIONS

On February 1, 1999, the Company acquired substantially all of the assets of GAC. GAC is a supplier of beverage monitors used to measure dissolved Brix (sugar), diet syrup and carbon dioxide in beverage streams. Assets acquired also included air and gas monitors that are used by the chiller/refrigerant industry for the rapid detection of low-level refrigerant leaks.

The Company acquired GAC for $259,459 in cash and the assumption of approximately $1,100,000 in liabilities. In addition, the Company may be obligated to make earn-out payments to the former owner of GAC based upon the achievement of potential future revenue targets. The earn-out provision is based upon a percentage of equipment sales, as defined in the purchase agreement, in excess of certain thresholds through 2003. The sales thresholds approximate $1,000,000 for 1999 and increase ratably each year to a total sales threshold of at least $5,000,000 in 2003. No earn-out payments were earned for the years ended December 31, 2000 and 1999. Any earn-out payments will be recorded as an adjustment to the purchase price of the acquisition because the earn-out payments are based upon the future performance of the Company and not upon continued employment of the former owners. As of December 31, 2000, the maximum aggregate amount of the potential earn-out payments is approximately $3,500,000. The excess of the purchase price over fair market value of the underlying assets acquired of $1,078,000 was allocated to intangibles, including patents, non-compete agreements, trademarks, and goodwill based upon estimates of relative fair values. The intangible assets are being amortized over a 5-15 year period, dependent upon the nature of the assets and are included within the other assets caption of the balance sheet. In the fourth quarter of 2000, the Company performed an analysis of intangible assets related to the acquisition of GAC and determined that part of the carrying value of these assets is not recoverable due to continuous delays in the introduction of a new product, resulting in deterioration of market presence. As a result of such analysis, the Company recorded asset impairment charges before tax of $793,000 as of December 31, 2000.

NOTE 3: INVESTMENTS

Investments considered held to maturity at December 31, 2000, consisted of the following:

                                                                          Gross              Gross
                                        Amortized         Market        Unrealized        Unrealized
                                          Cost             Value       Holding Gains    Holding Losses
                                      ------------     ------------    -------------    --------------

Short-term corporate bonds            $    551,071     $    550,693     $         --     $       (378)

All of the investments at December 31, 2000 are scheduled to mature in 2001. Market value is based upon quoted market prices for the investments.

Investments of $ 896,799 are considered available for sale and are included in the capture `Investments, short-term' on the accompanying consolidated balance sheet.

Investments considered held to maturity at December 31, 1999, consisted of the following:

                                                                          Gross              Gross
                                        Amortized         Market        Unrealized        Unrealized
                                          Cost             Value       Holding Gains    Holding Losses
                                      ------------     ------------    -------------    --------------

Short-term corporate bonds            $  1,760,299     $  1,752,053     $         --     $     (8,246)
Long-term corporate bonds                  553,155          547,592               --           (5,563)
                                      ------------     ------------     ------------     ------------
    Total corporate bonds             $  2,313,454     $  2,299,645     $         --     $    (13,809)

There were no investments available for sale at December 31, 1999.

NOTE 4: NET INVESTMENT IN SALES-TYPE LEASES

The following sets forth the components of the net investment in sales-type leases as of December 31, 2000:

     Future minimum lease payments to be received are:

                              2001                          $  477,165
                              2002                             210,959
                              2003                             113,003
                              2004                              15,006
                                                            ----------
                                                               816,133
     Less: amount relating to interest                          89,176
                                                            ----------
     Present value of minimum lease
     payments to be received                                $  726,957
                                                            ==========

NOTE 5: INVENTORIES

Inventories, which include material, labor, and overhead, on December 31, 2000 and 1999, consisted of the following:

                                                     2000             1999
                                                 ------------     ------------
         Raw materials                           $  4,038,521     $  2,341,596
         Work-in-process                              762,684          472,297
         Finished goods                             1,097,185        2,108,855
                                                 ------------     ------------

                                                 $  5,898,390     $  4,922,748
                                                 ============     ============

NOTE 6: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment on December 31, 2000 and 1999, consisted of the following:

                                             Estimated
                                            useful lives           2000              1999
                                            ------------       ------------      ------------

         Land                                                  $     41,221      $     41,221
         Buildings                          33 to 40 years        3,835,294         3,635,051
         Construction in progress                                        --           119,808
         Furniture and equipment            3 to 10 years         2,210,395         2,289,861
                                                               ------------      ------------
                                                                  6,086,910         6,085,941

         Less accumulated depreciation                           (2,480,882)       (2,190,706)
                                                               ------------      ------------

                                                               $  3,606,028      $  3,895,235
                                                               ============      ============

Depreciation expenses totaled $523,283 and $460,418 for the years ended December 31, 2000 and 1999, respectively.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities on December 31, 2000 and 1999, consisted of the following:

                                                          2000             1999
                                                      ------------     ------------

         Accrued compensation                         $    636,415     $    642,825
         Accrued warranties                                532,819          582,818
         Unearned revenue-service contracts                313,563          400,260
         Unearned interest-investment in
             sales-type leases                             302,505          265,063
         Other liabilities and accrued expenses            633,889          565,156
                                                      ------------     ------------

                                                      $  2,419,191     $  2,456,122
                                                      ============     ============

NOTE 8: LINE OF CREDIT

The Company has a line of credit agreement expiring March 24, 2001, which provides for secured borrowings up to $1,300,000 at an interest rate of the bank's base rate plus 1%, which was 10-1/2% at December 31, 2000. The agreement is renewable on an annual basis and is expected to be renewed for the next year. The Company drew $295,000 to purchase the Company's common stock from a Director of the Company during 2000. Such amounts were paid in full during 2000. The terms of the line of credit agreement contain, among other provisions, requirements for maintaining defined levels of working capital and net worth. The agreement also requires an annual fee of one point at the maturity of the line on the total funds advanced against the line.

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

During 1992, the Company's Board of Directors, and during 1993, the Company's stockholders, approved the O. I. Corporation 1993 Incentive Compensation Plan (1993 Plan). The 1993 Plan provides for the granting of options to purchase up to 500,000 shares of the Company's common stock with the options having an exercise price of not less than the par value of such stock. Employees and nonemployee directors of the Company are eligible for such grants. The options generally expire ten years from the date of grant and generally vest over three or four years. During 2000, the Company granted 62,400 share options under the 1993 Plan, with a weighted average exercise price based on the stock price of $3.88 at the date of grant. As of December 31, 2000, 223,566 options were available for grant under the 1993 Plan. The 1993 Plan also allows for the granting of stock appreciation rights (SARs) and stock awards, although none have been granted.

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

                                                           2000           1999           1998
                                                        ----------     ----------     ----------
         Net income                     As reported     $      616     $    1,051     $    1,822
                                        Pro forma              508            989          1,749

         Basic earnings per share       As reported     $     0.21     $     0.33     $     0.51
                                        Pro forma             0.18           0.31           0.49

         Diluted earnings per share     As reported     $     0.21     $     0.32     $     0.50
                                        Pro forma             0.18           0.30           0.48

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of zero for each year;

expected volatility of 33, 32, and 33 percent; risk-free interest rates of 6.38, 4.79, and 5.56 percent; and expected lives of seven years. The weighted average fair value at the date of grant for options granted during 2000, 1999, and 1998, was $1.90, $2.68, and $2.06, respectively.

Activity under the 1987 Plan and the 1993 Plan for each of the three years in the period ended December 31, 2000 was as follows:

                                                                                       Weighted
                                                                                       Average
                                                    Shares       Price per Share   Price per Share
                                                  ----------     ---------------   ---------------

     Options outstanding, December 31, 1997          399,233        2.50 - 14.00           4.29

        Options granted                               16,000         4.25 - 4.75           4.38
        Options exercised                            (21,034)        2.50 - 4.12           3.08
        Options forfeited or cancelled               (42,733)        2.50 - 6.06           4.29
                                                  ----------
     Options outstanding, December 31, 1998          351,466        2.50 - 14.00           4.37

        Options granted                               72,800        4.28 - 5.625           5.46
        Options exercised                            (20,666)        2.50 - 4.00           3.85
        Options forfeited or cancelled               (15,900)       3.50 - 5.625           4.42
                                                  ----------
     Options outstanding, December 31, 1999          387,700        2.50 - 14.00           4.60

        Options granted                               62,400       3.875 - 3.969           3.88
        Options exercised                            (20,000)        3.50 - 3.63           3.61
        Options forfeited or cancelled               (24,500)       2.50 - 5.625           4.22
                                                  ----------
     Options outstanding, December 31, 2000          405,600        2.50 - 14.00           4.56

There were 284,050, 263,800, and 248,568 share options exercisable at December 31, 2000, 1999, and 1998, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2000.

                                        Options Outstanding                        Options Exercisable
                           ----------------------------------------------     -----------------------------
                                              Weighted         Weighted                          Weighted
                                              average           average                           average
            Ranges of                        remaining         exercise                          exercise
         Exercise prices      Shares       life in years         price           Shares            price
         ---------------   ------------    -------------     ------------     ------------     ------------

         $ 2.50 - 3.74          145,000              5.8     $       3.08          126,200     $       3.01
           3.75 - 5.62          230,600              7.3             4.54          127,850             4.48
           5.63 - 8.45            8,000              2.1             6.01            8,000             6.01
          14.00                  22,000              1.0            14.00           22,000            14.00

In 1989, the Company established an Employee Stock Purchase Plan, which the board of directors, in 1998, re-authorized the continuance of this Plan in its same format. Under the plan provisions, employees may purchase shares of the Company's common stock on a regular basis through payroll deductions. Any person who is a full-time employee of the Company is eligible to participate in the plan, with each participant's purchases limited to 10% of annual gross compensation. The Compensation Committee of the Board of Directors administers the plan. Shares of common stock are purchased in the open market or issued from shares held in treasury. The Company pays all commissions and contributes an additional 15% for the purchase of shares that are distributed to eligible participating employees. The

Company's contribution to the plan was not significant in any of the years reported. The aggregate number of shares of common stock available for purchase under this plan is 200,000. As of December 31, 2000, 46,813 shares had been purchased under the plan.

NOTE 10. STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation, and other preferences are subject to determination by the Board of Directors. As of December 31, 2000, no preferred stock had been issued.

The Company's Board of Directors has authorized the Company to repurchase shares of its common stock through open market purchases or privately negotiated transactions. Since 1995, the Company has repurchased an aggregate 1,707,550 shares related to these authorizations. The shares are held by the Company and accounted for using the cost method. The Company is authorized to purchase up to 67,450 additional shares.

NOTE 11. INCOME TAXES

The Company's operations are only taxed under domestic jurisdictions.

The provision for income taxes is summarized as follows:

                                                            Years Ended December 31
                                               ------------------------------------------------
                                                   2000              1999              1998
                                               ------------      ------------      ------------
         Current provision:
            Federal                            $    680,730      $    570,386      $    816,552
            State                                   108,266            55,291           154,375
         Deferred provision (benefit)              (427,349)          (90,383)           65,710
                                               ------------      ------------      ------------
                                               $    361,647      $    535,294      $  1,036,637
                                               ============      ============      ============

The provision for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:

                                                                    Years Ended December 31
                                                          --------------------------------------------
                                                             2000             1999             1998
                                                          ----------       ----------       ----------

         Tax at statutory rate                                  34.0%            34.0%            34.0%
         State income taxes, net of federal benefit              5.8              5.8              5.8
         Other, net                                             (2.9)            (6.1)            (3.5)
                                                          ----------       ----------       ----------
                                                                36.9%            33.7%            36.3%
                                                          ==========       ==========       ==========

Deferred tax assets (liabilities) are comprised of the following at December 31, 2000 and 1999:

                                                                 December 31,
                                                          --------------------------
                                                             2000            1999
                                                          ----------      ----------

         Current:
            Warranty reserve                              $  233,127      $  201,127
            Bad debt allowance                                98,760          83,843
            Inventory reserve                                 37,692          37,692
            Uniform capitalization                           222,933         211,165
            Accrued vacation                                  46,721          50,992
            Other                                             17,139          17,139
                                                          ----------      ----------
               Total current                              $  656,372      $  601,958
                                                          ----------      ----------

         Noncurrent:
            Depreciation                                  $   61,859      $   21,459
            Deferred compensation                             17,975          17,975
            Intangibles                                      249,375        (114,493)
            Other                                           (100,675)        (75,209)
                                                          ----------      ----------
               Total noncurrent                           $  228,534      $ (150,268)
                                                          ==========      ==========

         Net tax asset before valuation allowance            884,906         451,690
         Valuation allowance                                 (51,517)        (51,517)
                                                          ----------      ----------
         Net deferred tax asset                           $  833,389      $  400,173
                                                          ==========      ==========

NOTE 12: EMPLOYEE BENEFIT PLANS

The Company maintains a Retirement Savings Plan (the Plan) for its employees that allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. The Company's contributions to the Plan are discretionary. Employees vest immediately in their contributions and vest in the Company's contributions ratably over five years. The Company accrued contributions of $80,000, $100,000, and $150,000 to the Plan for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

The Company has agreed to pay the former owner of Floyd Associates, Inc. a royalty equal to 5% of the net revenue earned from certain microwave-based products up to a maximum amount of $1,182,500. The contingent liability arose as a result of the acquisition of Floyd. No minimum payments are required in the agreement. The Company recognized royalty expense related to this agreement of $41,764, $34,503, and $62,551, in 2000, 1999, and 1998, respectively.

The Company has entered operating leases for certain facilities. These operating leases expire in the years 2000 and 2004. Rental expense recognized in 2000, 1999, and 1998, was $157,000, $262,000, and $260,000, respectively. Future minimum rental payments under these leases for 2001, 2002, 2003, and 2004 are $105,000, $105,000, $105,000, and $87,500, respectively.

NOTE 14: SEGMENT DATA

In 1998, the Company adopted FAS 131. The Company manages its businesses primarily on a product and services basis. The Company's reportable segments are analytical instruments and beverage monitors. The reportable segments provide products as described in Note 1. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in
Note 1. The Company evaluates the performance of its segments and allocates resources to them based on segment profit. The Company does not segregate assets by reportable segment. There is no 1998 segment information as the beverage monitor segment was acquired in the GAC acquisition, which was completed during the year ended December 31, 1999. The table below presents information about revenue from unaffiliated customers, income from continuing operations before tax as of and for the years ended December 31, 2000 and 1999:

                                                             Analytical        Beverage        Reconciling
                                                            Instruments        Monitors           Items                 Total
                                                            ------------     ------------      ------------         ------------
2000
Revenue from unaffiliated customers                         $ 23,988,000     $    413,000                --         $ 24,401,000
Depreciation and amortization                                    635,000           49,000            30,000 (1)          714,000
Income (loss) from continuing operations before tax            3,381,000         (368,000)       (2,035,000)(2)          978,000
Income tax expense (benefit)                                   1,251,000         (136,000)         (753,000)(3)          362,000

1999
Revenue from unaffiliated customers                         $ 24,733,000     $  1,001,000                --         $ 25,734,000
Depreciation and amortization                                    556,000           44,000            26,000 (1)          626,000
Income (loss) from continuing operations before tax            2,745,000         (272,000)         (886,000)(2)        1,587,000
Income tax expense (benefit)                                     925,000          (92,000)         (298,000)(3)          535,000

Reconciling items for 2000 and 1999:

(1)      Corporate depreciation and amortization.

(2) Corporate interest income plus corporate general and administrative expenses and impairment charges.

(3)      Corporate income tax benefits.

Analytical instruments was the only reportable segment for the year ended December 31, 1998.

Revenue related to operations in the United States and foreign countries for the years ended December 31, 2000, 1999, and 1998, are presented below. The basis for attributing revenues from external customers to individual countries is based upon locations to which the product is shipped. Long-lived assets related to continuing operations in the United States and foreign countries as of the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                                  Years Ended
                                                 ----------------------------------------------
                                                     2000             1999             1998
                                                 ------------     ------------     ------------
Revenue from unaffiliated customers:
     United States                               $ 19,402,106     $ 21,193,604     $ 18,731,459
     Foreign                                        4,999,266        4,540,663        4,952,226

Long-lived assets at end of year:
     United States                               $  3,606,028     $  3,895,235     $  3,620,389

No single customer accounted for more than 10% of revenue in 2000, 1999, and 1998. Sales to federal, state and municipal governments occur in the analytical instrument segment and accounted for 31% of total revenue in 2000, 29% of total revenue in 1999, and 31% of total revenue in 1998.

NOTE 15: QUARTERLY INFORMATION (UNAUDITED)

Quarterly financial information for 2000 and 1999 is summarized as follows:

         ($ in thousands, except per share amounts)      First    Second   Third    Fourth
         2000                                             Qtr.     Qtr.     Qtr.      Qtr.
         ----                                            -----    ------   ------   -------
         Net revenue                                     $6,590   $5,968   $5,534   $6,309
         Gross profit                                     2,904    2,465    2,360    3,227
         Net income                                         340      115      160        1
         Basic earnings per share                        $ 0.11   $ 0.04   $ 0.06   $ 0.00
         Diluted earnings per share                      $ 0.11   $ 0.04   $ 0.06   $ 0.00

         ($ in thousands, except per share amounts)      First    Second   Third    Fourth
         1999                                             Qtr.     Qtr.     Qtr.      Qtr.
         ----                                            -----    ------   ------   -------
         Net revenue                                     $6,105   $6,798   $6,922   $5,909
         Gross profit                                     2,625    2,963    2,894    2,319
         Net income                                         323      384      286       58
         Basic earnings per share                        $ 0.10   $ 0.12   $ 0.09   $ 0.02
         Diluted earnings per share                      $ 0.09   $ 0.12   $ 0.09   $ 0.02


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the identification, business experience, and directorships of each director and nominee for director of the Company, required by Item 401 of Regulation S-K and presented in the section entitled "Election of Directors-Nominees for Board of Directors" of the Company's Proxy Statement for the annual meeting of shareholders on May 7, 2001 (the "Proxy Statement"), is hereby incorporated by reference. See Item 1 for information relating to the identification and business experience of the Company's executive officers. The information relating to persons subject to Section 16 of the Securities Exchange Act of 1934 and the timeliness with which they have filed Forms 3, 4, and 5, required by Item 405 of Regulation S-K and presented in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement, is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information relating to the cash compensation of directors and officers, required by Item 402 of Regulation S-K and presented in the section entitled "Election of Directors-Compensation of Directors" and "Election of Directors-Compensation of Executive Officers" of the Company's Proxy Statement for the annual meeting of shareholders on May 7, 2001, is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership required by Item 403 of Regulation S-K, which is presented in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the annual meeting of shareholders on May 7, 2001, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to relationships and transactions required by Item 404 of Regulation S-K, which is presented in the section, "Election of Directors - Executive Compensation - Certain Transactions, Employment Contracts, Termination of Employment and Change-in-Control Arrangements" of the Company's Proxy Statement for the annual meeting of shareholders on May 7, 2001, is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements of O.I. Corporation and its subsidiary that are included in Part II, Item 8:

                                                                                                                Page

          Report of Independent Accountants......................................................................20

          Consolidated Balance Sheet at December 31, 2000 and 1999 ..............................................21

          Consolidated Statement of Income for the years ended December 31, 2000, 1999, and 1998.................22

          Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999, and 1998.............23

          Consolidated Statement of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998.......................................................................................24

          Notes to Consolidated Financial Statements.............................................................25

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

          23.1    Consent of PricewaterhouseCoopers LLP.

          99.1    The O.I. Corporation definitive Proxy Statement, dated April
                  9, 2001, is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange
                  Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

(b)   Reports on Form 8-K.

                 No Form 8-K was filed for the quarter ended December 31, 2000.

----------
*  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                O.I. CORPORATION

                                                    /s/ William W. Botts
                                                -------------------------------
Date:  March 21, 2001                           By:     William W. Botts
       -------------                                    President and
                                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



      Signature                         Title                         Date
      ---------                         -----                         ----
/s/ William W. Botts        President, Chief Executive Officer,   March 21, 2001
-----------------------     Director                              --------------
William W. Botts


/s/ Elena Bespalova         Corporate Controller,                 March 21, 2001
-----------------------     Principal Accounting Officer          --------------
Elena Bespalova


/s/ Jack S. Anderson        Director                              March 21, 2001
-----------------------                                           --------------
Jack S. Anderson


/s/ Edwin B. King           Director                              March 21, 2001
-----------------------                                           --------------
Edwin B. King

/s/ Craig R. Whited         Director                              March 21, 2001
-----------------------                                           --------------
Craig R. Whited

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                     DESCRIPTION
        ------                     -----------
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

          23.1    Consent of PricewaterhouseCoopers LLP.

          99.1    The O.I. Corporation definitive Proxy Statement, dated April
                  9, 2001, is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange
                  Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

----------
*  Management contract or compensatory plan or arrangement.