Form 10-Q
period 2001-03-31
OI CORP
filed 2001-05-14
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2001


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from           to
                                           ---------    ---------

                         Commission File Number: 0-6511


                                O. I. CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)


         OKLAHOMA                                                     73-0728053
----------------------------------                         ---------------------
 State of Incorporation                                          I.R.S. Employer
                                                              Identification No.

          P.O. Box 9010
         151 Graham Road
     College Station, Texas                                           77842-9010
----------------------------------                         ---------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's telephone number, including area code:               (979) 690-1711
                                                           ---------------------


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

                        Yes     X          No
                              -----            ------


Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001:

                                2,659,650 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheet
                        (In thousands, except par value)
                                   (unaudited)

                                                           March 31,     Dec. 31,
                                                             2001          2000
                                                           ---------    ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                $   2,212    $   1,444
  Short-term investments, held to maturity                       250          551
  Short-term investments, available for sale                     914          887
  Accounts receivable-trade, net of allowance for
   doubtful accounts of $211 and $211, respectively            4,531        3,066
  Investment in sales-type leases                                347          477
  Inventories                                                  5,458        5,898
  Current deferred tax asset                                     656          656
  Other current assets                                            92          112
                                                           ---------    ---------
        Total current assets                                  14,460       13,091

Property, plant and equipment, net                             3,490        3,606
Investment in sales-type lease, net of current                   219          339
Long-term deferred income tax assets                             177          177
Other assets                                                     667          692
                                                           ---------    ---------
        Total assets                                       $  19,013    $  17,905
                                                           =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                         $     916    $   1,689
  Accrued compensation                                           665          636
  Unearned revenue                                             2,014          687
  Accrued liabilities                                          1,269        1,097
                                                           ---------    ---------
        Total current liabilities                              4,864        4,109

Stockholders' equity:
  Preferred stock, $0.10 par value, 3,000 shares
    authorized, no shares issued and outstanding
  Common stock, $0.10 par value, 10,000 shares
    authorized 4,103 shares issued, 2,659 and
    2,686 outstanding, respectively                              410          410
  Additional paid in capital                                   4,379        4,379
  Accumulated other comprehensive income and (loss)               11          (10)
  Treasury stock, 1,444 and 1,417 shares,
    respectively, at cost                                     (6,016)      (5,939)
  Retained earnings                                           15,365       14,956
                                                           ---------    ---------
       Total stockholders' equity                             14,149       13,796
                                                           ---------    ---------
       Total liabilities & stockholders' equity            $  19,013    $  17,905
                                                           =========    =========

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
      Condensed Consolidated Statement of Earnings and Comprehensive Income
                      (In thousands, except per share data)
                                   (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                               2001          2000
                                                            ----------    ----------
Net sales                                                   $    6,585    $    6,590
Cost of goods sold                                               3,573         3,686
                                                            ----------    ----------
Gross profit                                                     3,012         2,904

Research and development expenses                                  536           503
Selling, general & administrative expenses                       1,897         1,948
                                                            ----------    ----------
Operating income                                                   579           453

Interest income/other income                                        76            86
                                                            ----------    ----------
Income before income taxes                                         655           539

Provision for taxes on earnings                                   (245)         (199)
                                                            ----------    ----------
Net income                                                  $      410    $      340

Other comprehensive income and (loss), net of tax:
  Unrealized gains (losses) on investments available
  for sale                                                          21           (10)
                                                            ----------    ----------
Comprehensive income                                        $      431    $      330
                                                            ==========    ==========

Earnings per share:
     Basic                                                  $     0.15    $     0.11
     Diluted                                                $     0.15    $     0.11

Shares used in computing earnings per share:
     Basic                                                       2,677         3,037
     Diluted                                                     2,684         3,057

Dividends per share                                                -0-           -0-



       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                               2001          2000
                                                            ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                               $      410    $      340
   Depreciation & amortization                                     158           182
   Deferred income taxes                                            (7)          (20)
   Gain on disposition of property                                 (20)          (11)
   Change in working capital                                         2          (837)
                                                            ----------    ----------
     Net cash flows provided by (used in) operating
     activities                                                    543          (346)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property, plant & equipment                         (10)         (143)
   Proceeds from sale of property, plant & equipment                20            30
   Purchase of investments                                           0          (399)
   Maturity of investments                                         300           403
   Change in other assets                                           (8)          (16)
                                                            ----------    ----------
     Net cash flows provided by (used in) investing
     activities                                                    302          (125)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                            6            17
   Purchase of treasury stock                                      (83)         (246)
                                                            ----------    ----------
     Net cash flows used in financing activities                   (77)         (229)
                                                            ----------    ----------

INCREASE (DECREASE) IN CASH                                        768          (700)

Cash and cash equivalents at beginning of quarter                1,444           887
                                                            ----------    ----------
Cash and cash equivalents at end of quarter                 $    2,212    $      187
                                                            ==========    ==========


       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                      (In thousands, except per share data)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The accompanying unaudited consolidated financial statements have been prepared by O.I. Corporation and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 2001 and 2000, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant intercompany balances and transfers have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000.

The Company designs, manufactures, markets, and services analytical, monitoring and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products with no substantial right of return.

2. INVENTORIES.

                                                        Mar. 31, 2001          Dec. 31, 2000
                                                        -------------          -------------
                      Raw Materials                     $       3,972          $       4,038
                      Work in Process                             580                    763
                      Finished Goods                              906                  1,097
                                                        -------------          -------------
                                                        $       5,458          $       5,898
                                                        =============          =============

3. COMPREHENSIVE INCOME.

Comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. The Company's components of comprehensive income are net income and unrealized gains and losses on available-for-sale investments.

4. EARNINGS PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. For the three months ended March 31, 2001 and 2000, options to acquire 388,900 shares and 272,000 shares of common stock at weighted average exercise prices of $ 4.72 and $5.36 per share respectively were not included in the computation of dilutive earnings per share as the options' exercise price was greater than the average market price of the common shares.

5. SEGMENT DATA.

The Company manages its businesses primarily on a product and services basis. The Company's reportable segments are analytical instruments and beverage monitors. The reportable segments provide products as described in the Company's Form 10-K for the year ended December 31, 2000. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1 to the Notes to the Consolidated Financial Statements included in that Form 10-K. The Company evaluates the performance of its segments and allocates resources to them based on segment profit. The Company does not segregate assets by reportable segment. The table below presents certain information regarding the reportable segments for the quarter ended March 31, 2001 and 2000:

                                                                    Analytical         Beverage
   Quarter ended March 31, 2001                                    Instruments         Monitors         Total
   ----------------------------                                    -----------         --------        -------
   Revenue from unaffiliated customers                               $ 6,527           $     58        $ 6,585
   Income (loss) from continuing                                         788               (133)           655
     operations before tax

   Quarter ended March 31, 2000
   Revenue from unaffiliated customers                               $ 6,518           $     72        $ 6,590
   Income (loss) from continuing                                         683               (144)           539
     operations before tax


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

OPERATING RESULTS

Net sales for the quarter ended March 31, 2001 remained flat at $6,585,000, compared to $6,590,000 for the same period of the prior year. Sales of gas chromatography systems and components increased, primarily due to an increase in sales of MINICAMS(R) systems. Sales of TOC analyzers increased as well, while sales of sample preparation products, ion analysis equipment, refrigerant monitors, beverage analyzers, and revenue derived from service decreased.

On May 9, 2000, the Company announced that its subsidiary, CMS Field Products Group, received a purchase order amounting to approximately $4.1 million with Bechtel National, Inc., who is under contract with the U.S. Department of Defense (Army), to supply its MINICAMS(R) chemical agent monitoring equipment. The Company recognized revenue of approximately $1.2 million related to this purchase order in the first quarter of 2001 as the title to the goods passed to Bechtel by March 31, 2001. The Company also met the conditions to qualify for a third progress payment for the MINICAMS(R), and such amounts have been classified as unearned revenue in the accompanying consolidated balance sheet. Completion of contract requirements for the third shipment is expected in the second quarter 2001. Without shipments under the Bechtel agreement, sales of gas chromatography (GC) products would have declined primarily due to the expiration of the value added reseller agreement with Agilent Technologies Inc., which was replaced with an original equipment manufacturers agreement in November 2000.

First quarter 2001 international sales decreased compared to the same quarter of 2000. Sales in Europe decreased in part due to lower sales of ion analysis products, while sales to Canada and Latin America increased due to concentrated sales efforts in those regions.

Gross profit for the first quarter of 2001 increased 4% to $3,012,000, or 46% of sales, compared to $2,904,000, or 44% of sales, for the same quarter of 2000. The increase in gross profit was due to increased sales of higher margin products and an increase in the manufacturing productivity, partially offset by an increased warranty expense related to establishing a reserve for products shipped under the Bechtel agreement.

Research and development (R&D) expenses for the first quarter of 2001 increased 7% to $536,000, or 8% of sales, compared to the first quarter of 2000 expenses of $503,000, or 8% of sales. The increase in R&D expenses for the first quarter of 2001 was due to increased expenses related to the development of potential new products.

Selling, general, and administrative (SG&A) expenses for the first quarter of 2001 decreased 3% to $1,897,000, or 29% of sales, compared to $1,948,000, or 30%
of sales for 2000. SG&A expenses for the first quarter of 2001 were lower than 2001 due to decreased staffing in sales and customer support due to consolidation of activities resulting from relocation of Laboratory Automation, Inc. (LAI) and General Analysis Corporation (GAC) business units to College Station. Amortization expenses for the intangibles related to the acquisition of GAC were lower due to the partial write-off of those intangibles in the fourth quarter of 2000. The decrease was partially offset by an increase in amortization expenses for the intangibles related to the acquisition of LAI due to changes in estimated useful life of those intangibles.

Income before tax for the first quarter of 2001 amounted to $655,000, compared to $539,000 for the same period of 2000. The higher profit for 2001 was primarily a result of increased gross margin and decreased SG&A expenses, offset in part by an increase in R&D expenses. The effective tax rates were 37% for 2001 and 2000. Net income after tax for the first quarter of 2001 increased 21% to $410,000, compared to $340,000 in the same period of 2000. Basic earnings per share were $0.15 per share in the first quarter of 2001 compared to $0.11 per share for the same period of 2000. Diluted earnings per share increased to $0.15 per share in the first quarter of 2001, compared to $0.11 per share in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,212,000 as of March 31, 2001, compared to $1,444,000 as of December 31, 2000. Working capital, as of March 31, 2001, was $9,596,000, compared to $8,982,000 as of December 31, 2000. Working capital, as a percentage of total assets, was 50% as of March 31, 2001, compared to 50% at December 31, 2000. The current ratio was 3.0 to 1 at March 31, 2001, as compared to 3.2 to 1 at December 31, 2000. Total liabilities to equity ratio was 34% as of March 31, 2001, compared to 30% as of December 31, 2000.

Net cash flow provided by (used in) operating activities for the period ending March 31, 2001, was $543,000, as compared to ($346,000) for the same period of 2000. The increase in cash flow provided by operating activities for 2001 was primarily due to reduction in working capital experienced in the three months ended March 31, 2001. Net cash flow provided by (used in) investing activities was $302,000 for the first quarter 2001, compared to ($125,000) for the first quarter 2000. The increase in cash provided by investing activities was due to a decrease in the purchase of investments and property, plant and equipment. Net cash flow used in financing activities for the first quarter 2001 was ($77,000), compared to ($229,000) for the first quarter 2000. The decrease in cash flow used in financing activities was due to the decreased repurchases of the Company's Common Stock.

During the first quarter 2001 the Company repurchased 27,964 shares of the Company's Common Stock as compared to 61,900 during the first quarter 2000. As of March 31, 2001, the Company held 1,443,727 shares in treasury and is authorized to purchase up to 39,486 additional shares.

The Company has financed its growth from funds generated from operations and expects to continue to do so for the foreseeable future. The Company maintained a line of credit, which expired in March 2001. The Company anticipates that it will meet its financial needs from internally generated operating funds, and therefore did not renew the line of credit.

ITEM 3. QUANTITATIVE AND INITIATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established polices and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair value of the Company's investments in debt securities and preferred stock at March 31, 2001 was $251,032 and $913,900, respectively.


                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:  None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None

ITEM 5. OTHER INFORMATION: Elena Bespalova, Corporate Controller, has given notice to the Company that she will resign, effective June 1, 2001. The Company does not believe that Ms. Bespalova's resignation will be detrimental to the Company's position in the marketplace.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K: None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          O.I. CORPORATION
                                            (Registrant)


Date: May 11, 2001                   BY: /s/ William W. Botts
                                        ----------------------
                                          William W. Botts
                                          President/CEO

Date: May 11, 2001                   BY: /s/ Elena Bespalova
                                        ----------------------
                                          Elena Bespalova
                                          Corporate Controller