Form 10-Q
period 2001-06-30
OI CORP
filed 2001-08-14
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2001


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _________to_________

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

                        Yes     X          No    ___
                              -----


Number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2001:

                                2,652,020 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheet
                        (In thousands, except par value)
                                   (unaudited)

                                                                                      JUNE 30, 2001     DEC. 31, 2000
                                                                                      -------------     -------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                               $ 2,317          $ 1,444
  Short-term investments, held to maturity                                                    250              551
  Short-term investments, available for sale                                                1,879              887
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $211 and $211, respectively                                        3,931            3,066
  Investment in sales-type leases                                                             296              477
  Inventories                                                                               5,110            5,898
  Current deferred tax asset                                                                  657              656
  Other current assets                                                                        126              112
                                                                                          -------          -------
                                                                                           14,566           13,091

Property, plant and equipment, net                                                          3,395            3,606
Investment in sales-type lease, net of current                                                208              339
Long-term deferred income tax assets                                                          194              177
Other assets                                                                                  634              692
                                                                                          -------          -------
         TOTAL ASSETS                                                                     $18,997          $17,905
                                                                                          =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $ 1,069          $ 1,689
  Accrued compensation                                                                        713              636
  Unearned revenue                                                                          1,226              687
  Accrued liabilities                                                                       1,187            1,097
                                                                                          -------          -------
        TOTAL LIABILITIES                                                                   4,195            4,109


Stockholders' equity:
  Preferred stock, $0.10 par value, 3,000 shares
    authorized, no shares issued and outstanding
  Common stock, $0.10 par value, 10,000 shares
    Authorized 4,103 shares issued, 2,659 and 2,686
    outstanding, respectively                                                                 410              410
  Additional paid in capital                                                                4,366            4,379
  Accumulated other comprehensive income and (loss)                                            10              (10)
  Treasury stock, 1,443 and 1,417 shares,
    respectively, at cost                                                                  (5,992)          (5,939)
  Retained earnings                                                                        16,008           14,956
                                                                                          -------          -------
       TOTAL STOCKHOLDERS' EQUITY                                                          14,802           13,796
                                                                                          -------          -------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                           $18,997          $17,905
                                                                                          =======          =======



       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
      Condensed Consolidated Statement of Earnings and Comprehensive Income
                      (In thousands, except per share data)
                                   (unaudited)




                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30                      JUNE 30
                                                          ----------------------       ---------------------
                                                            2001           2000          2001         2000
                                                          -------        -------       -------       -------
Net sales                                                 $ 6,920        $ 5,968       $13,505       $12,558
Cost of goods sold                                          3,632          3,503         7,204         7,189
                                                          -------        -------       -------       -------
Gross profit                                                3,288          2,465         6,301         5,369

Research and development expenses                             477            560         1,013         1,063
Selling, general & administrative
  expenses                                                  1,877          1,809         3,775         3,757
                                                          -------        -------       -------       -------
Operating income                                              934             96         1,513           549

Interest income/other income                                   91             88           167           174
Interest expense                                               --             (2)           --            (2)
                                                          -------        -------       -------       -------
Income before income taxes                                  1,025            182         1,680           721

Provision for taxes on earnings                               382             67           628           266
                                                          -------        -------       -------       -------
Net income                                                $   643        $   115       $ 1,052       $   455
                                                          -------        -------       -------       -------

Other comprehensive income and (loss), net of tax:
  Unrealized losses on investments available
    for sale                                                   (7)             9           (11)           (1)
                                                          -------        -------       -------       -------
Comprehensive income                                      $   636        $   124       $ 1,041       $   454
                                                          =======        =======       =======       =======

Earnings per share:
     Basic                                                $  0.24        $  0.04       $  0.40       $  0.15
     Diluted                                              $  0.24        $  0.04       $  0.39       $  0.15

Shares used in computing earnings per share:
     Basic                                                  2,646          2,915         2,662         2,976
     Diluted                                                2,654          2,935         2,669         2,996


       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                       2001              2000
                                                                                     ---------         --------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                                        $   1,052         $    455
   Depreciation & amortization                                                             308              369
   Deferred income taxes                                                                   (17)             (29)
   Stock compensation expense                                                               56               --
   Gain on disposition of property                                                         (28)             (27)
   Change in working capital                                                               312             (689)
                                                                                     ---------         --------
       Net cash provided by operating activities                                         1,683               79

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property, plant & equipment                                                 (53)            (226)
   Proceeds from sale of property, plant & equipment                                        51               60
   Purchase of investments                                                                (976)            (399)
   Maturity of investments                                                                 300              853
   Change in other assets                                                                   (9)             (19)
                                                                                     ---------         --------
       Net cash provided by (used in) investing
         activities                                                                       (687)             269

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                   10               23
   Purchase of treasury stock                                                             (133)            (709)
                                                                                     ---------         --------
       Net cash used in financing activities                                              (123)            (686)
                                                                                     ---------         --------

NET INCREASE (DECREASE) IN CASH                                                            873             (338)

Cash and cash equivalents at beginning of period                                         1,444              887
                                                                                     ---------         --------
Cash and cash equivalents at end of period                                           $   2,317         $    549
                                                                                     =========         ========




       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                      (In thousands, except per share data)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
      The accompanying unaudited condensed consolidated financial statements have been prepared by O.I. Corporation (the Company) and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended June 30, 2001 and 2000, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant intercompany balances and transfers have been eliminated. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      The Company designs, manufactures, markets, and services analytical, monitoring and sample preparation products, components, and systems used to detect, measure and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products with no substantial right of return.

2.    INVENTORIES.

                                   June 30, 2001              Dec. 31, 2000
                                   -------------              -------------
     Raw Materials                   $ 3,693                    $ 4,038
     Work in Process                     588                        763
     Finished Goods                      829                      1,097
                                     -------                    -------
                                     $ 5,110                    $ 5,898
                                     =======                    =======


3.    OTHER COMPREHENSIVE INCOME.
      Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity. The Company's components of comprehensive income are net income and unrealized gains and losses on available-for-sale investments.

4.    EARNINGS PER SHARE.
      The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. At June 30, 2001 and 2000, options to acquire 346,100 and 268,900 shares of common stock at a weighted average exercise price of $4.92 and $5.37 per share, respectively, were not included in the computation of earnings per share as the options' exercise price is greater than the average market price of the common shares.

5.    SEGMENT DATA
      The Company manages its businesses primarily on a product and services basis. The Company's reportable segments are analytical instruments and beverage monitors. The reportable segments provide products as described in the Company's Form 10-K for the year ended December 31, 2000. The accounting policies of the segments are the same as described in the "Summary of Significant Accounting Policies" in Note 1 to the Notes to the Consolidated Financial Statements included in that Form 10-K. The Company evaluates the performance of its segments and allocates resources to them based on segment profit. The Company does not segregate assets by reportable segment. The table below presents certain information regarding the reportable segments for the quarter and for the six months ended June 30, 2001 and 2000:




                                                            ANALYTICAL         BEVERAGE
                                                           INSTRUMENTS         MONITORS          TOTAL
                                                           -----------         --------          -----
QUARTER ENDED JUNE 30, 2001
Revenue from unaffiliated customers                         $  6,867           $    53          $ 6,920
Income (loss) from continuing
  operations before tax                                        1,122               (97)           1,025

QUARTER ENDED JUNE 30, 2000
Revenue from unaffiliated customers                         $  5,862           $   106          $ 5,968
Income (loss) from continuing
  operations before tax                                          335              (153)             182

SIX MONTHS ENDED JUNE 30, 2001
Revenue from unaffiliated customers                         $ 13,392           $   113          $13,505
Income (loss) from continuing
  operations before tax                                        1,910              (230)           1,680

SIX MONTHS ENDED JUNE 30, 2000
Revenue from unaffiliated customers                         $ 12,380           $   178          $12,558
Income (loss) from continuing
  operations before tax                                        1,018              (297)             721


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

OPERATING RESULTS
Net sales for the quarter ended June 30, 2001 increased 16% to $6,920,000, compared to $5,968,000 for 2000. Sales of gas chromatography systems and components increased, primarily due to an increase in sales of MINICAMS(R) systems, which more than offset a decline in the sale of GC/MS Systems. Sales of TOC analyzers, microwaves and revenue derived from services increased, while sales of sample preparation products, ion analysis equipment, refrigerant monitors, and beverage analyzers decreased.

On May 9, 2000, the Company announced that its subsidiary, CMS Field Products Group, received a purchase order amounting to approximately $4.1 million with Bechtel National, Inc., which is under contract with the U.S. Department of Defense (Army), to supply its MINICAMS(R) chemical agent monitoring equipment. The Company recognized revenue of approximately $1.5 million related to this purchase order in the second quarter of 2001 as the title to the goods passed to Bechtel by June 30, 2001. As of July 1, approximately $0.4 million remains to be recognized as revenue under the agreement. Completion of contract requirements to conclude the contract is expected in the third quarter 2001.

Without shipments under the Bechtel agreement, sales of gas chromatography (GC) products would have declined primarily due to the expiration of the value added reseller agreement with Agilent Technologies Inc., which was replaced with an original equipment manufacturers agreement in November 2000.

Second quarter 2001 international sales increased compared to the same quarter of 2000. Sales in Europe decreased in part due to continued competitive pressure within the ion analysis and TOC products and the strength of the U.S. dollar. Sales to Canada, Latin America, and Asia increased due to improved capacity of the distribution channels and local market support.

Year-to-date sales through June 30, 2001 increased 8% to $13,505,000 compared to $12,558,000 for 2000. The increase in sales was also caused primarily by the sale of MINICAMS to Bechtel National, Inc. Year-to-date sales of GC systems and components, ION analyzers, sample preparation products and revenue derived from service decreased, while sales of TOC and microwave digestion system analyzers increased.

International sales for the six months ended June 30, 2001 remained relatively flat compared to the same period of 2000, while domestic sales decreased. Year-to-date sales to Europe decreased in 2001 due to continued competitive pressure within the ion analysis and TOC products and the strength of the U.S. dollar. Sales to Canada, Latin America, and Asia increased due to improved capacity of the distribution channels and local market support.

Gross profit increased to $3,288,000, or 48% of sales, for the second quarter of 2001, compared to $2,465,000, or 41% of sales, for the same quarter of 2000. The increase in gross profit was primarily due to higher gross margin on the mix of products shipped and improved manufacturing efficiency.

Year-to-date gross profit increased to $6,301,000, or 47% of sales, through June 30, 2001, compared to $5,369,000, or 43% of sales, for the same period of 2000. Year-to-date gross profit, as a percent of sales, increased due to higher gross margin of products shipped and improved manufacturing efficiency.

Research and development (R&D) expenses for the second quarter of 2001 decreased 15% to $477,000, or 7% of sales, compared to $560,000, or 9% of sales for the same period of 2000. Year-to-date R&D expenses through June 30, 2001 decreased 5% to $1,013,000, or 8% of sales, compared to $1,063,000, or 8% of sales, for the same period of 2000. The decreased amount of R&D expense for the second quarter of 2001 and for the six months ended June 30, 2001 was due to lower expenses relating to beta testing of new products, the completion of new product development cycles for the SAM Refrigerant Air Monitor and gel permeation chromatography systems, and lower consulting expense.

Selling, general, and administrative (SG&A) expenses for the second quarter of 2001 increased 4% to $1,877,000, or 27% of sales, compared to $1,809,000, or 30%
of sales, for 2000. SG&A expenses for the second quarter of 2001 increased due to increased employee benefit expenses, costs of supplies, and sales administration, all of which offset lower expenses relating to international travel and distribution costs. Year-to-date SG&A expenses through June 30, 2001, were essentially the same amount at $3,775,000, compared to $3,757,000 for the same period of 2000, while SG&A as a percent of sales decreased from 30% to 28% due to higher sales.

Income before tax increased 463% to $1,025,000 for the second quarter of 2001, compared to $182,000 for the same period of 2000, due to the sale to Bechtel National, Inc., offset by increased SG&A expenses. Year-to-date income before tax increased 133% to $1,680,000 through June 30, 2001, compared to $721,000 for the same period of 2000. Year-to-date income was affected by the same factors as second quarter income. The second quarter and year-to-date effective tax rates were 37% in 2001 and 2000.

Net income for the second quarter of 2001 increased 459% to $643,000, or $0.24 per share diluted, compared to $115,000, or $0.04 per share diluted in the same period of 2000. Year-to-date net income after tax increased 131% to $1,052,000, or $0.40 per share diluted through June 30, 2001, from $455,000, or $0.15 per share diluted for the same period of 2000.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $2,317,000 as of June 30, 2001, compared to $1,444,000 as of December 31, 2000. Working capital, as of June 30, 2001, was $10,371,000, an increase of 15%, compared to $8,982,000 as of December 31, 2000. Working capital, as a percentage of total assets, was 55% as of June 30, 2001, compared to 50% as of December 31, 2000. The current ratio was 3.47 to 1 at June 30, 2001, as compared to 3.19 to 1 at December 31, 2000. Total liabilities-to-equity was 28% as of June 30, 2001, compared to 30% at December 31, 2000.

Net cash flow provided by operating activities for the six months ended June 30, 2001, was $1,683,000, compared to $79,000 for the same period of 2000. The increase in cash flow provided by operating activities for the first six months in 2000 was primarily due to the increase in net income and a decrease in inventories. Net cash flow provided by (used in) investing activities for the six months ended June 30, 2001 was $(687,000), compared to $269,000 for the same period of 2000. The decrease in cash flow provided by investing activities resulted from increased purchases of available for sale investments. Net cash flow used in financing activities for the six months ended June 30, 2001 was $123,000, compared to $686,000 for the same period of 2000. The decrease in cash flow used in financing activities was due to reduced purchases of treasury stock in the 2001 period. The Company purchased 19,530 shares of the Company's Common Stock during the second quarter of 2001. During the first six months of 2001, the Company purchased 47,494 shares of the Company's Common Stock. As of June 30, 2001, the Company held 1,443,457 shares in treasury and is authorized to purchase only 19,956 additional shares.

MARKET RISK
The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair value of the Company's investments in debt securities and preferred stock at June 30, 2001 was $250,000 and $1,878,975, respectively.

                           PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS:  None
ITEM 2.     CHANGES IN SECURITIES:  None
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES:  None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: At the Company's Annual Meeting of Shareholders on May 7, 2001, the following members were elected to the Board of Directors:

                                            Votes For             Withheld
                                            ---------             --------
            Jack S. Anderson                2,532,951              29,624
            William W. Botts                2,532,981              29,594
            Edwin B. King                   2,532,951              29,624
            Craig R. Whited                 2,532,981              29,594

            The following proposal was also approved at the Company's Annual
Meeting:
                                            Votes For    Against   Abstain
                                            ---------    -------   -------
            Ratification of
            PricewaterhouseCoopers LLP      2,538,272     17,773    6,530
            as the Company's auditors

ITEM 5. OTHER INFORMATION: Juan M. Diaz was hired as Corporate Controller, effective June 29, 2001.
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             O. I. CORPORATION
                                       -------------------------------
                                               (Registrant)


Date:       August 14, 2001            BY: /s/ Juan M. Diaz
      ---------------------------         --------------------------------------
                                          Juan M. Diaz, Corporate Controller


Date:        August 14, 2001           BY: /s/ William W. Botts
      ---------------------------         --------------------------------------
                                          William W. Botts, President