Form 10-Q
period 2001-09-30
OI CORP
filed 2001-11-14
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001


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

                          Yes    X         No

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001:

                                2,653,383 shares

                                O.I. CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

                                                                               SEPT. 30, 2001       Dec. 31, 2000
                                                                               --------------       -------------
                                 ASSETS
Current assets:
   Cash and cash
equivalents                                                                       $  3,713            $  1,444
   Short-term investments, held to maturity                                             --                 551
   Short-term investments, available-for-sale                                        1,890                 887
   Accounts receivable-trade, net of allowance for doubtful accounts
       of $211 and $211, respectively                                                3,802               3,066
   Investment in sales-type leases                                                     310                 477
   Inventories                                                                       4,936               5,898
   Current deferred tax asset                                                          656                 656
   Other current assets                                                                211                 112
                                                                                  --------            --------
         TOTAL CURRENT ASSETS                                                       15,518              13,091

Property, plant and equipment, net                                                   3,301               3,606
Investment in sales-type lease, net of current                                         243                 339
Long-term deferred income tax assets                                                   196                 177
Other assets                                                                           599                 692
                                                                                  --------            --------
         TOTAL ASSETS                                                               19,857            $ 17,905
                                                                                  ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $  1,406            $  1,689
   Accrued compensation and other related expenses                                     922                 636
   Unearned revenue                                                                    937                 687
   Accrued liabilities                                                               1,409               1,097
                                                                                  --------            --------
         TOTAL LIABILITIES                                                           4,674               4,109

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,000 shares authorized, no shares issued and outstanding
   Common stock, $0.10 par value, 10,000 shares authorized
       4,103 shares issued, 2,653 and 2,686 outstanding, respectively                  410                 410
   Additional paid in capital                                                        4,361               4,379
   Accumulated other comprehensive income and (loss)                                    18                 (10)
   Treasury stock, 1,450 and 1,417 shares, respectively, at cost
                                                                                    (6,009)             (5,939)
   Retained earnings                                                                16,403              14,956
                                                                                  --------            --------
       TOTAL STOCKHOLDERS' EQUITY                                                   15,183              13,796
                                                                                  --------            --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $ 19,857            $ 17,905
                                                                                  ========            ========

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                           SEPT 30                                SEPT 30
                                                                   2001               2000                2001               2000
                                                                 --------           --------            --------           --------
Net sales                                                        $  5,872           $  5,534            $ 19,377           $ 18,092
Cost of goods sold                                                  3,039              3,174              10,245             10,364
                                                                 --------           --------            --------           --------
Gross profit                                                        2,833              2,360               9,132              7,728

Research and development expenses                                     517                422               1,530              1,485
Selling, general & administrative expenses                          1,810              1,778               5,585              5,535
                                                                 --------           --------            --------           --------
Operating income                                                      506                160               2,017                708

Interest income/other income                                          103                 94                 271                268
Interest expense                                                       --                  0                  --                  2
                                                                 --------           --------            --------           --------
Income before income taxes                                            609                254               2,288                974

Provision for taxes on earnings                                       214                 94                 841                360
                                                                 --------           --------            --------           --------
Net income                                                       $    395           $    160            $  1,447           $    614
                                                                 ========           ========            ========           ========

Other comprehensive income and (loss), net of tax:

   Unrealized losses on investments available for sale                 18                (10)                 18                (11)
                                                                 --------           --------            --------           --------
Comprehensive income                                             $    413           $    150            $  1,465           $    603

Earnings per share:
     Basic                                                       $   0.15           $   0.06            $   0.54           $   0.21
     Diluted                                                     $   0.15           $   0.06             $  0.54           $   0.21

Shares used in computing earnings per share:
     Basic                                                          2,655              2,865               2,659              2,939
     Diluted                                                        2,674              2,877               2,671              2,956

Dividends per share                                                    -0-                -0-                 -0-                -0-




       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       2001               2000
                                                                     -------            -------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                        $ 1,447            $   614
   Depreciation & amortization                                           431                549
   Deferred income taxes                                                 (20)               (17)

   Gain on disposition of property                                       (43)               (39)

   Change in working capital                                           1,030               (423)
                                                                     -------            -------
       Net cash provided by operating activities                       2,845                684

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                             (61)              (259)

   Sale of property, plant & equipment                                    60                 86
   Purchase of investments                                              (976)              (399)

   Maturity of investments                                               550              1,053
   Change in other assets                                                 12                (19)
                                                                     -------            -------
       Net cash provided by (used in) investing activities              (415)               462


CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                 16                 28
   Purchase of treasury stock                                           (177)              (973)
                                                                     -------            -------

       Net cash used in financing activities                            (161)              (945)
                                                                     -------            -------


NET INCREASE IN CASH                                                   2,269                201

Cash and cash equivalents at beginning of period                       1,444                887
                                                                     -------            -------
Cash and cash equivalents at end of period                           $ 3,713            $ 1,088
                                                                     =======            =======




       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                      (In thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      The accompanying unaudited condensed consolidated financial statements have been prepared by O.I. Corporation (the Company) and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 2001 and 2000, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All significant inter-company balances and transactions have been eliminated. Certain prior period amounts in the condensed consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income or the overall financial condition of the Company. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000.

      The Company designs, manufactures, markets, and services analytical, monitoring and sample preparation products, components and systems used to detect, measure, and analyze chemical compounds. Sales of the Company's products are recorded based on shipments of products and when no substantial right of return exists.

2.    NEWLY ISSUED ACCOUNTING STANDARDS.

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations." The Company will be required to adopt SFAS No. 141 for all business combinations completed after June 30, 2001. This standard requires that business combinations completed after June 30, 2001, be accounted for under the purchase method and further clarifies the criteria for recognition of intangible assets separately from goodwill. The adoption of FAS 141 is not expected to have a material impact on the financial position and results of operations of the Company.

      In July, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The adoption of FAS 142 is not expected to have a material impact on the financial position and results of operations of the Company when it is adopted on January 1, 2002.

      In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Due to the nature of our business, this new accounting pronouncement is not expected to have a significant impact on our reported results of operations and financial condition.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate any financial statement impact with the adoption of this statement.

3.    INVENTORIES.

                                              Sept. 30, 2001       Dec. 31, 2000
                                              --------------       -------------
              Raw Materials                           $4,020              $4,038
              Work in Process                            444                 763
              Finished Goods                             472               1,097
                                                      ------              ------
                                                      $4,936              $5,898
                                                      ======              ======


4.    UNEARNED REVENUE.

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


5.    COMPREHENSIVE INCOME.

      The Company's components of comprehensive income are net income and unrealized gains and losses on available-for-sale investments.


6.    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES.

      The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. At September 30, 2001, options to acquire 258 shares of common stock at a weighted average exercise price of $5.40 per share were not included in the computation of earnings per share as the options' exercise price is greater than the average market price of the common shares.

7.    SEGMENT DATA.
      The Company manages its businesses primarily on a product and services basis. The Company's reportable segments are analytical instruments and beverage monitors. The reportable segments provide products as described in the Company's Form 10-K for the year ended December 31, 2000. The accounting policies of the segments are the same as described in the "Summary of Significant Accounting Policies" in Note 1 to the Notes to the Consolidated Financial Statements included in that Form 10-K. The Company evaluates the performance of its segments and allocates resources to them based on segment profit and management's judgment of future business opportunities. The Company began allocating all corporate interest income plus corporate general and administrative expenses to the different segments in 2001. Prior periods have been restated to reflect this change in presentation. The Company does not segregate assets by reportable segment. The table below presents certain information regarding the reportable segments for the quarter and for the nine months ended September 30, 2001 and 2000:

                                                                  ANALYTICAL          BEVERAGE
                                                                  INSTRUMENTS         MONITORS            TOTAL
                                                                  -----------         --------            -----
      QUARTER ENDED SEPTEMBER 30, 2001
      Revenue from unaffiliated customers                           $ 5,595           $   277            $ 5,872
      Income (loss) from continuing operations before tax               824              (215)               609

      QUARTER ENDED SEPTEMBER 30, 2000
      Revenue from unaffiliated customers                           $ 5,379           $   155            $ 5,534
      Income (loss) from continuing operations before tax               312               (58)               254

      NINE MONTHS ENDED SEPTEMBER 30, 2001
      Revenue from unaffiliated customers                           $18,737           $   640            $19,377
      Income (loss) from continuing operations before tax             2,893              (605)             2,288

      NINE MONTHS ENDED SEPTEMBER 30, 2000
      Revenue from unaffiliated customers                           $17,759           $   333            $18,092
      Income (loss) from continuing operations before tax             1,340              (366)               974

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

OPERATING RESULTS

Net sales for the third quarter of 2001 increased 6% to $5,872,000, compared to $5,534,000 for 2000, primarily due to an increase in sales of MINICAMS(R) chemical agent monitoring equipment and total organic carbon (TOC) analyzers, offset by decreases in sales of gas chromatography (GC) systems and components and decreases in sales of flow analyzers, sample preparation products, microwave products, and revenues derived from rentals and service. Sales of the MINICAMS(R) product, which is used to detect, measure, and monitor chemical warfare agents were up for the quarter ending September 30, 2001 due to increased demand. This product is primarily sold to governmental customers. The decrease in sales of GC systems and other products is due to slow market conditions, increased competition, and the expiration of the Value Added Reseller Agreement (VAR) between the Company and Agilent Technologies Inc. (Agilent). On September 15, 2000, O.I. Corporation announced that the Company was notified by Agilent that the VAR between the Company and Agilent would not renew upon its expiration on November 30, 2000. The VAR was replaced with an original equipment manufacturers agreement in December 2000, which provides for less sales and marketing cooperation from Agilent than the VAR.

Sales of refrigerant air monitors increased due to the introduction of the SAM MAX, a newly designed refrigerant air monitor in the second quarter of 2001. Sales of the beverage analyzer had decreased compared to the same period in 2000 due to decreasing demand for the Company's existing product. The Company is working on a newly designed beverage analyzer, the introduction of which has been delayed since mid-2000. The Company took an impairment charge in 2000 relating to goodwill from the acquisition of General Analysis Corporation (GAC), the company from which we acquired the beverage analyzer.

International sales for the third quarter of 2001 decreased, while domestic sales increased. Sales to Europe, Asia, and the Middle East/Africa region decreased due to local economic conditions and increased competition, while sales to Latin America increased due to continued investment in sales personnel in hopes of positioning the Company for long-term success.

Year-to-date sales through September 30, 2001 increased 7% to $19,377,000, compared to $18,092,000 for 2000, primarily due to revenues recognized from the contract with Bechtel National, Inc. to supply MINICAMS(R) chemical agent monitoring equipment; and TOC analyzers, offset by a decrease in sales of GC systems and components, flow analyzers, sample preparation products and beverage monitors, refrigerant air monitors, and revenue derived from rentals and service as a result of the factors discussed above.

On May 9, 2000, the Company announced that its subsidiary, CMS Field Products Group, received a purchase order amounting to approximately $4,100,000 with Bechtel National, Inc., which is under contract with the U.S. Department of Defense (Army), to supply its MINICAMS(R) chemical agent monitoring equipment. The Company recognized revenue of approximately $2,700,000 related to this purchase order in 2001 as the title to the goods passed to Bechtel. No such revenue was recognized for the quarter ending September 30, 2001. As of October 1, 2001, approximately $400,000 remains to be recognized as revenue under the agreement. Completion of contract requirements to conclude the contract is expected in early to mid-2002.

International sales for the nine months ended September 30, 2001 decreased, while domestic sales increased. Sales to Europe, Asia, the Middle East/Africa region decreased due to local economic conditions and increased competition, while sales to Latin America increased due to continued investment in sales personnel in hopes of positioning the Company for long-term success.

Gross profit increased to $2,833,000 for the third quarter of 2001, compared to $2,360,000 for the same quarter of 2000. Gross profit, as a percent of sales, increased to 48% for the third quarter of 2001, compared to 43% for the same quarter of 2000. The increase in gross profit dollars was due to the increase in sales and increased gross margin percentage. The increase in gross profit percent was due to increased sales of higher margin products. Contributing to the favoring mix were higher sales of MINICAMS(R).

Year-to-date gross profit increased to $9,132,000 through September 30, 2001, compared to $7,728,000 for the same period of 2000. Year-to-date gross profit, as a percent of sales increased to 47% for 2001 and 43% for 2000. Year-to-date gross profit dollars increased due to the increase in sales and increased gross margin percentage. Year-to-date gross profit as a percent of sales increased primarily due to the increase in sales of MINICAMS(R) products and GC systems offset by lower margins on total organic analyzers, flow analyzers, and sample preparation products.

Research and development (R&D) expenses for the third quarter of 2001 increased 23% to $517,000, or 9% of sales, compared to $422,000, or 8% of sales for the same period of 2000. Year-to-date R&D expenses through September 30, 2001 increased 3% to $1,530,000, or 8% of sales, compared to $1,485,000, or 8% of sales, for the same period of 2000. The increase in R&D expense for the third quarter of 2001, compared to the same period of 2000, was primarily due to increased efforts to finalize a potential new beverage monitor and costs to complete the production process of the new refrigerant air monitor. The increased amount of R&D for the nine months ended September 30, 2001 was also due to development costs for the beverage monitor and the new refrigerant air monitor.

Selling, general, and administrative (SG&A) expenses for the third quarter of 2001 increased 2% to $1,810,000, or 31% of sales, compared to $1,778,000, or 32%
of sales, for 2000. SG&A expenses for the third quarter of 2001 were higher than 2000 primarily due to increased costs for consultants and contract labor, increased costs for employee benefits, and increased service costs offset by lower maintenance and facility costs, and lower amortization due to the write-off of certain intangibles in 2000. Year-to-date SG&A expenses through September 30, 2001, increased 1% to $5,585,000, or 29% of sales, compared to $5,535,000, or 31% of sales, for the same period of 2000. SG&A expenses for the nine months ended September 30, 2001 were higher than the same period of 2000 due to the factors discussed above.

Income before income taxes increased 140% to $609,000 for the third quarter of 2001, compared to $254,000 for the same period of 2000. Year-to-date income before income taxes increased 135% to $2,288,000 through September 30, 2001, compared to $974,000 for the same period of 2000. The higher profit for both the third quarter and year-to-date 2001 was due to increased sales, offset in part by higher operating costs. The third quarter and year-to-date effective tax rates were 35% and 37% in 2001, respectively, and 37% in 2000.

Net income for the third quarter 2001 increased 147% to $395,000, or $0.15 per share diluted, compared to $160,000, or $0.06 per share diluted, in the same period of 2000. Year-to-date net income increased 136% to $1,447,000, or $0.54 per share diluted, through September 30, 2001, from $614,000, or $0.21 per share diluted, for the same period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,713,000 as of September 30, 2001, compared to $1,444,000 as of December 31, 2000. Working capital, as of September 30, 2001, was $10,844,000, an increase of 21%, compared to $8,982,000 as of December 31, 2000. Working capital, as a percentage of total assets, was 55% as of September 30, 2001, compared to 50% as of December 31, 2000. The current ratio was 3.32 to 1 at September 30, 2001, as compared to 3.19 to 1 at December 31, 2000. Total liabilities-to-equity was 31% as of September 30, 2001, compared to 30% at December 31, 2000.

Net cash flow provided by operating activities for the nine months ended September 30, 2001, was $2,845,000, compared to $684,000 for the same period of 2000. The increase in cash flow provided by operating activities for the first nine months of 2001 was primarily due to the increase in net income. Net cash flow provided by (used in) investing activities for the nine months ended September 30, 2001 was ($415,000), compared to $462,000 for the same period of 2000. The decrease in cash flow provided from investing activities resulted from a net increase in the purchase of investments. Net cash flow used in financing activities for the nine months ended September 30, 2001 was $161,000, compared to $945,000 for the same period of 2000. The decrease in cash flow used in financing activities was due to a decrease in the purchase of treasury stock. The Company purchased 13,900 shares of the Company's common stock during the third quarter of 2001 and has purchased 61,394 shares during the first nine months of 2001. As of September 30, 2001, the Company held 1,449,994 shares in treasury and is authorized to purchase up to 6,056 additional shares.

MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investment. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair value of the Company's investments in preferred stock at September 30, 2001 was $1,890,210.


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

                                                   O.I. CORPORATION
                                        ----------------------------------------
                                                     (Registrant)

Date:   November 14, 2001               BY:      /s/ Juan M .Diaz
      ---------------------                -------------------------------------
                                                     Juan M. Diaz, Controller

Date:   November 14, 2001               BY:      /s/ William W. Botts
      ---------------------                -------------------------------------
                                                     William W. Botts, President