Form 10-K405
period 2001-12-31
OI CORP
filed 2002-03-27
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2001

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

                                                NAME OF EACH ELECTRONIC SYSTEM
        TITLE OF EACH CLASS                             ON WHICH QUOTED
Common Stock, par value $0.10 per share       National Association of Securities
                                              Dealers Automated Quotation System
                                                            (NASDAQ)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value, as of March 18, 2002, of the common stock (based on the average of the high and low trade prices of these shares on NASDAQ) of O. I. Corporation held by non-affiliates was approximately $14,178,657.

The number of shares outstanding of the common stock as of March 18, 2002 was 2,752,222.

                       DOCUMENTS INCORPORATED BY REFERENCE
          Proxy Statement for the 2002 Annual Meeting of Shareholders
    Part III information is incorporated by reference to the Proxy Statement

                                     PART I

ITEM 1. BUSINESS

GENERAL

O.I. Corporation (the "Company") is a corporation that was organized in 1963, in accordance with the Business Corporation Act of the State of Oklahoma, as Clinical Development Corporation, a builder of medical and research laboratories. In 1969, the Company moved from Oklahoma City, Oklahoma to College Station, Texas, and the Company's name was changed to Oceanography International Corporation. The Company's name was changed to O.I. Corporation in July 1980; and in January 1989, the Company filed to do business as OI Analytical to better align the company name with the products offered and markets served.

The Company designs, manufactures, markets, and services products primarily for specialized applications in the analytical instruments markets, including sample preparation, detection, measurement, and monitoring instruments used to analyze chemical compounds. The Company's principal business strategy is to direct its product development capabilities, manufacturing processes, and marketing skills toward market niches, which it believes it can successfully penetrate and quickly assume a leading position. Management continually emphasizes product innovation, improvement in quality and product performance, on-time delivery, cost reductions, and other value-added activities. The Company seeks growth opportunities through technological and product improvement, the development of new applications for existing products, and by acquiring and developing new products, new markets, and new competencies.

DEVELOPMENT OF THE COMPANY

The Company has historically expanded through internal development of new products and technologies, through the acquisition of technologies, product lines, market positions, competencies, and businesses, and through entering into alliances, distributorships, original equipment manufacturer supply agreements
(OEMs), and value added reseller agreements (VARs). Such developments, acquisitions and agreements have provided the Company additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution.

Recent developments include:

On December 18, 2001, the Company announced that it had been awarded a contract by Parsons Infrastructure & Technology Group, Inc., amounting to approximately $2,000,000, later amended to approximately $2,537,000, to supply a chemical-agent air-monitoring system for the Newport Chemical Agent Disposal Facility ("NECDF") in Newport, Indiana. This system will include MINICAMS(R) air monitors and the CHROM-NET(TM) networking and data-acquisition system. Parsons is under contract with the U.S. Department of Defense (U.S. Army), to supply chemical-agent monitoring equipment for the NECDF. The equipment will be used for air monitoring during chemical-agent destruction to be completed at the Newport plant. The first shipment of equipment is scheduled for the second quarter of 2002, and the final shipment is expected by year-end.

On July 30, 2001 the Company sold the Aqua-Check product line to AquaMetrix, Inc. of Markham, Ontario, Canada for $75,000. The Company obtained the Aqua-Check product line in a purchase of the ALPKEM ion analyzer product line from Perstorp Analytical in May 1996. Even though the Aqua-Check was not the target of the Company's purchase, it was included, and it was not a strategic fit with the Company's product line. The Aqua-Check product line revenue and asset value were not material to the Company's revenues or assets.

The Company entered into an OEM agreement with Agilent Technologies Inc. (Agilent), effective December 1, 2000. Since June 1988, the Company had operated as a value added reseller (VAR) of analytical instruments manufactured by Agilent (formerly Hewlett Packard Company). On September 15, 2000, Agilent notified the Company that the Value Added Reseller Agreement (VAR) between the Company and Agilent would not be renewed upon its expiration on November 30, 2000. Under the terms of the expired VAR agreement with Agilent, the Company purchased analytical instruments, including gas chromatographs (GCs) and mass spectrometers (MS), integrated them with Company-manufactured components, and marketed these analytical systems for environmental analysis to comply with U.S. Environmental Protection Agency (USEPA) 500, 600, and 8000 Series Methods, and for other chemical analyses.

Company sales under the VAR, which include both Agilent and Company components, are estimated to have been approximately 20% and 19% of total Company revenues for the years 1999 and 2000, respectively. Agilent cited the increasing competitive nature of the Company's products with their products as the reason for not renewing the VAR. The VAR agreement provided for sales and marketing cooperation, whereas the OEM agreement does not provide for marketing cooperation, and the Company and Agilent will compete for the same business. Sales levels of GC systems and components in 2001 were substantially lower than 2000 due to the change in this relationship. No assurances can be made that the Company will sustain the same sales levels in the future under the Agilent OEM as were achieved in 2001.

On February 1, 1999, the Company acquired certain assets of General Analysis Corporation (GAC), headquartered in South Norwalk, Connecticut. GAC designs, manufactures, and markets infrared gas and liquid analytical instruments and accessories used in laboratories, in-line and on-line liquid analysis and gas analysis in field monitoring applications. The Company acquired GAC for $259,459 in cash and the assumption of approximately $1,100,000 in liabilities. In addition, the Company may be obligated to make earn-out payments to the former owner of GAC based upon the achievement of potential future revenue targets (See
Note 2 of the consolidated financial statements). In 2000, the Company reviewed intangible assets including non-compete agreements, names, and unallocated goodwill related to this acquisition and determined that some of them were impaired; therefore, assets in the amount of $793,000, representing 91% of the then unamortized acquired intangible assets, were written off by a charge to expense.

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

The Company purchases analytical instruments including GCs and GC mass spectrometers (GC/MS) manufactured by Agilent Technologies, Inc. (Agilent), formerly Hewlett Packard Company under an OEM agreement. The Company integrates GC components with GCs and GC/MS to form customized GC analyzer systems including: VOC Analyzers, BTEX (Benzene, Toluene, Ethylbenzene, and Xylenes) Analyzers, Pesticide Analyzers, FBA (Fluorinated By-Products Analyzers), Continuous Emissions Monitoring (CEM), continuous air monitoring analyzers for air toxins and VOCs, Permeating Testing, and Ethyleneoxide Analyzers.

The Company configures GC systems in standard and custom configurations to meet market needs in the laboratory, in the field, and on line. Configured systems can analyze chemical compounds in gas, liquids, or solids matrixes using the appropriate components. The Company purchases GCs and GC/MSs manufactured by others and procures GC components, GCs, and GC/MSs pursuant to a number of different arrangements, including an Original Equipment Manufacturer (OEM) Agreement with Agilent.

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

SALES BY LOCATION

All of the Company's assets are located in the United States and all sales are conducted in U.S. dollars. There have been no sales or transfers between geographic areas during the last five fiscal years. Estimated net revenues attributable to the United States, export revenues as a group, and the number of countries in which export revenues was generated are as follows:

$ in thousands                   2001         2000         1999         1998         1997
--------------                 -------      -------      -------      -------      -------
Net Revenues:
   United States               $21,231      $19,402      $21,193      $18,732      $16,941
   Export                        4,638        4,999        4,541        4,952        4,689
                               -------      -------      -------      -------      -------
       Total                   $25,869      $24,401      $25,734      $23,684      $21,630
                               =======      =======      =======      =======      =======

% Revenues:
   United States                    82%          80%          82%          79%          78%
   Export                           18%          20%          18%          21%          22%
                               -------      -------      -------      -------      -------
       Total                       100%         100%         100%         100%         100%

Number of countries-export          58           61           59           54           39

Sales to any particular international geographic area did not exceed 10% of revenues for any of the years 1997 to 2001.

MANUFACTURING

The Company manufactures products by using similar techniques and methods at two locations in the U.S. The Company's manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, and calibration and validation of configured systems. The Company's products have been certified pursuant to safety standards by one or more of the following agencies: Underwriters Laboratories (UL), Canadian Standards Association (CSA), and/or the European Committee for Electrotechnical Standardization (CE). These agencies and others also certify that instruments meet certain performance standards and that advertised specifications are accurate. During 1999, the Company obtained ISO 9001 certification for its College Station, Texas manufacturing operations, and as of December 31, 2001, is in the process of obtaining ISO 9001 certification for its Birmingham, Alabama manufacturing operations.

MARKETING

The Company markets and sells analytical components and systems that it manufactures and that are purchased for resale, provides on-site installation and support services, and distributes expendables and accessories required to support the operation of products sold. The Company sells its products domestically to end users through a direct sales channel, manufacturers' representatives, distributors, and resellers, and internationally through independent manufacturers' representatives and distributors. The Company's marketing program for its products and services, both domestically and internationally, includes advertising, direct mail, seminars, trade shows, telemarketing, and promotion on the Company's Internet web site.

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

RESEARCH AND DEVELOPMENT

The analytical instrumentation industry is subject to rapid changes in technology. The Company's success is heavily dependent on its ability to continually improve its existing products, advance and broaden employed technologies, increase product reliability, improve product performance, and improve handling of data produced from analysis, and at the same time to reduce the physical size of the product, reduce cycle time of analysis, and maintain or reduce product cost. Research and development costs, relating to both present and future products, are expensed as incurred, and such expenses were $2,157,000 in 2001, $1,943,000 in 2000, and $1,881,000 in 1999. The Company actively pursues development of potential new products, including custom configured GC systems and components, instrument control and data reporting software systems, dedicated analyzers, including TOC and ion analyzers, microwave systems and other sample preparation products, on-line beverage monitors, and continuous air monitoring systems to measure refrigerants.

PATENTS

The Company holds both U.S. and international patents and has both U.S. and international patent applications pending. The Company currently holds 30 patents, which expire between the years 2002 and 2019. As a matter of policy, the Company vigorously pursues and protects its proprietary technology positions and seeks patent coverage on technology developments that it regards as material and patentable. While the Company believes that all of its patents and applications have value, its future success is not dependent on any single patent or application.

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

EMPLOYEES

As of December 31, 2001, the Company had 171 full-time employees. The Company employs scientists and engineers who research and develop potential new products. To protect the Company's proprietary information, the Company has confidentiality agreements with its employees who come in contact with such information. None of the Company's employees are covered by a collective bargaining agreement. Management believes that relations between the Company and its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, positions, and offices, as of December 31, 2001, are as follows:

     Name           Age                   Position                      Date Elected to Position
----------------    ---      --------------------------------------     ------------------------
William W. Botts    59       President and Chief Executive Officer,               1985
                             Chairman of the Board                                1986

Jane A. Smith       53       Vice President/Corporate Secretary                   1990

Juan M. Diaz        28       Corporate Controller                                 2001

William W. Botts joined the Company as President and Chief Operating Officer on February 1, 1985, was named Chief Executive Officer of the Company on July 19, 1985, and Chairman of the Board of Directors of the Company on May 26, 1986. Prior to joining the Company, he was Vice President and General Manager of the Brandt Division of TRW Inc.; Executive Vice President and Chief Operating Officer of The Brandt Company; Division General Manager of Sheller-Globe, Inc.; Assistant Plant Manager, Arvin Industries; and Engineer, AMBAC Industries, Inc.

Jane A. Smith has been employed with the Company since 1973. She was named Assistant Corporate Secretary in 1976 and Corporate Secretary in 1986. On May 22, 1990, she was named Vice President/Corporate Secretary.

Juan M. Diaz joined the Company as Corporate Controller on June 30, 2001. Prior to joining the Company, he was an audit manager for Arthur Andersen LLP in Houston, Texas. Juan received his Certified Public Accountant certification in 2000.

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

SOURCES OF RAW MATERIALS

The Company produces its products from raw materials, component parts, and other supplies that are generally available from a number of different sources. The Company has few long-term contracts with suppliers. For certain purchased materials, the Company has developed preferred sources on the basis of quality and service. Several purchased components are supplied by single source suppliers. There can be no assurance that these preferred or single sources will continue to make materials available in sufficient quantities, at prices, and on other terms and conditions that are adequate for the Company's needs. However, there is no indication that any of these preferred or single sources will cease to do business with the Company. The Company believes that in the event of any such cessation, adequate alternate sources would be available, although perhaps at increased costs to the Company. The Company uses subcontractors to manufacture certain components of its products. Subcontractors often are small businesses that can be affected by economics and other factors that would impact their ability to be a reliable supplier. Substitute suppliers and or components may require reconfiguration of certain products and may cause delays in filling customer orders.

BACKLOG - OPEN ORDERS

The Company's backlog of orders on December 31, 2001 was approximately $3,529,000, compared to $6,004,000 as of December 31, 2000, and $2,986,000 as of
December 31, 1999. The Company's policy is to include in its backlog only purchase orders or production releases that have firm delivery dates in the Company's twelve-month period ending December 31, 2001. Recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors. The Company anticipates that substantially all of its present backlog of orders will be shipped or completed during 2002.

CUSTOMERS

The Company's customers include various military agencies of the U.S. government, industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities, environmental testing laboratories, beverage bottlers, and chiller-refrigerant companies. One customer accounted for approximately 12% of revenues in 2001, and no single customer accounted for more than 10% of revenues for 2000 and 1999; except that federal, state, and municipal governments and public and private research institutions in the aggregate accounted for 13% of revenues in 2001, 31% of revenues in 2000, and 29% of revenues in 1999. A decrease in sales to these groups could have a material adverse impact on the Company's results of operations. Export sales accounted for 18% of revenues in 2001, compared to 20% in 2000, and 18% in 1999.

ITEM 2. PROPERTIES

The Company owns a facility with space of approximately 68,650-sq. ft. located on 11.29 acres of land in College Station, Texas and leases warehouse space of approximately 4,500-sq.ft. near its facility. The Company leases approximately 20,000 sq.ft. of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring in October 2006. The Company also leases 500 sq. ft of office space in Edgewood, Maryland under a lease expiring in April 2002, which can be automatically renewed annually up to three years. The Company also leased approximately 2,500-sq. ft. in Beaverton, Oregon under a lease that expired in May 2001. The Company believes that its facilities are in good condition and are suitable for its present operations and that suitable space is readily available for expansion or if any of its leases are not extended.

ITEM 3. LEGAL PROCEEDINGS

From time to time, in the ordinary course of business, the Company has received, and in the future may receive, notice of claims against it, which in some instances have developed, or may develop, into lawsuits. Management does not expect any pending claim to have a material adverse effect on the consolidated financial position and results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK MARKET INFORMATION The Company's Common Stock trades on the NASDAQ Stock Market under the symbol: OICO. Information below is contained in a statistical report obtained from the National Association of Securities Dealers, Inc. (NASD). The ranges of high and low trade prices for the Company's Common Stock for 2001 and 2000 were as follows:

                              2001                  2000
                        ----------------      ----------------
                         High       Low        High       Low
                         ----       ---        ----       ---
First Quarter           $3.797    $2.250      $4.375    $3.625
Second Quarter           3.750     2.500       4.250     3.188
Third Quarter            6.640     2.900       4.688     3.125
Fourth Quarter           9.500     4.900       3.938     2.625

NOTE: The above quotations represent prices between dealers, do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

DIVIDENDS The Company has never paid dividends on the Common Stock, and management does not anticipate paying any dividends in the near future.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK As of March 18, 2002, there were approximately 911 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

($ in thousands except per share amounts)       2001        2000         1999         1998          1997
                                              -------      -------      -------      -------      -------
Income statement data:
Net revenues                                  $25,869      $24,401      $25,734      $23,684      $21,630
Income before income taxes                      2,963          978        1,587        2,859        2,035
Net income                                      2,006          616        1,051        1,822        1,393

Diluted earnings per share                    $  0.74      $  0.21      $  0.32      $  0.50      $  0.35

Balance sheet data:
Total assets                                  $19,391      $17,905      $19,490      $18,828      $19,100
Working capital                                11,478        8,983        7,964       10,028       12,300
Shareholders' equity                           15,849       13,796       14,533       14,744       15,284

Common size income statement data:
Net revenues                                    100.0%       100.0%       100.0%       100.0%       100.0%
Cost of revenues                                 52.6         55.0         58.0         53.9         53.4
                                              -------      -------      -------      -------      -------
    Gross profit                                 47.4         45.0         42.0         46.1         46.6

Selling, general, and administrative             28.9         30.4         29.9         30.0         31.8
Research and development                          8.3          8.0          7.3          6.1          7.9
Impairment of intangible assets                   0.0          4.0          0.0          0.0          0.0
Patent litigation expense                         0.0          0.0          0.0          0.0          0.2
                                              -------      -------      -------      -------      -------
    Operating income                             10.2          2.6          4.8         10.0          6.7
Other income, net                                 1.3          1.4          1.4          2.1          2.7
                                              -------      -------      -------      -------      -------
    Income before income taxes                   11.5          4.0          6.2         12.1          9.4
Provision for income taxes                        3.7          1.5          2.1          4.4          3.0
                                              -------      -------      -------      -------      -------
    Net income                                    7.8%         2.5%         4.1%         7.7%         6.4%
                                              =======      =======      =======      =======      =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACT WITH PARSONS INFRASTRUCTURE & TECHNOLOGY GROUP, INC. On December 18, 2001, the Company announced that it had been awarded a contract by Parsons Infrastructure & Technology Group, Inc., amounting to approximately $2,000,000, later amended to approximately $2,537,000, to supply a chemical-agent air-monitoring system for the Newport Chemical Agent Disposal Facility
("NECDF") in Newport, Indiana. This system will include MINICAMS(R) air monitors and the CHROM-NET(TM) networking and data-acquisition system. Parsons is under contract with the U.S. Department of Defense (U.S. Army), to supply chemical-agent monitoring equipment for the NECDF. The equipment will be used for air monitoring during chemical-agent destruction to be completed at the Newport plant. The first shipment of equipment is scheduled for the second quarter of 2002, and the final shipment is expected by year-end.

VALUE-ADDED RESELLER (VAR) AGREEMENT WITH AGILENT TECHNOLOGIES, INC. (AGILENT). On September 15, 2000, Agilent notified the Company that the VAR between the Company and Agilent would not be renewed upon its expiration on November 30, 2000. On December 1, 2000, the Company entered into an OEM agreement with Agilent. Company sales under the VAR, which include both Agilent and Company components, are estimated to have been approximately 20% and 19% of total Company revenues for the years 1999 and 2000, respectively. Agilent cited the increasing competitive nature of the Company's products with their products as the reason for not renewing the VAR. The VAR agreement provided for sales and marketing cooperation, whereas the OEM agreement does not provide for marketing cooperation, and the Company and Agilent will compete for the same business. Sales levels of GC systems and components in 2001 were substantially lower than 2000 due to the change in this relationship. No assurances can be made that the Company will sustain the same sales levels in the future under the Agilent OEM as were achieved in 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to implement critical accounting policies and to make estimates that could significantly influence the results of operations and financial position. The accounting policies and estimates that significantly influence the results of the Company's operations and its financial position include revenue recognition policies, the valuation inventories and accounts receivable, evaluation of the impairment of and estimated useful lives of goodwill and intangible assets, and estimates for future losses on product warranties, and the necessity for a deferred income tax asset valuation reserve.

REVENUE RECOGNITION. The Company applies revenue recognition policies in accordance with Staff Accounting Bulletin No. 101. Revenues and the related cost of revenues are generally recognized upon passage of title with no substantial right of return or provision of service to the customer. Provision is made for an estimate of product returns and is based on historical experience. Revenues from separately priced service and extended warranty programs is deferred and recognized over the extended warranty period. Revenues from bill and hold sales are also deferred until the customer has notified the Company of acceptance and payment has been received for the goods.

INVENTORIES. Inventories consist of electronic equipment and various components. The Company operates in an industry where technological advances or new product introductions are a frequent occurrence. Either one of these occurrences can make obsolete or significantly impair customer demand for a portion of the Company's inventory on hand. The Company regularly evaluates its inventory and maintains a reserve for inventory obsolescence and excess inventory. As a policy, the Company provides a reserve for products with no movement in six months or more and which management determines, based on available market information, are no longer saleable. The Company also applies subjective judgment in the evaluation of the recoverability of the rest of its inventory based upon known and expected market conditions and company plans. If the Company's competitors were to introduce a new technology or product that renders a product sold by the Company obsolete or unnecessary, it could have a significant adverse effect on the Company's future operating results and financial position.

ACCOUNTS RECEIVABLE. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. Customers may not make payments due to a variety of reasons including deterioration of their financial condition or dissatisfaction with the Company's products. Management makes regular assessments of doubtful accounts and uses the best information available including correspondence with customers and credit reports. If the Company determines that there is impairment in the ability to collect payments from customers, additional allowances may be required. However, the Company does not believe that there is significant likelihood of this risk from a single customer since the Company does not have a significant credit concentration risk with any one single customer. The Company could experience increased losses if general economic conditions were to deteriorate, resulting in the impairment of a number of its customers' ability to meet their obligations.

GOODWILL AND INTANGIBLE ASSETS. The Company's intangible assets primarily include product patents, manufacturing rights, know-how, and goodwill. Upon acquisition of these assets, the Company makes certain estimates about the carrying value of these assets. Since there is not an established market where these assets are normally traded, the carrying fair value of these assets must be estimated. The Company reviews the recoverability of the carrying value of goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment losses are recognized when expected future undiscounted cash flows are less than the assets' carrying value. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying assets is adjusted to fair value if the sum of expected future undiscounted cash flows is less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. This analysis relies on a number of factors including operating results, business plans, budgets, economic projections, and changes in management's strategic direction. In the fourth quarter of 2000, the Company performed such analysis for intangible assets related to the acquisition of GAC. Sales of beverage analyzers and refrigerant monitors remained below expectations in 2000. The Company failed to complete development of a new beverage analyzer in the fourth quarter of 2000 as originally planned. In December of 2000, a new development team decided to redesign the electronics and software platforms of the product to reduce cost and increase ease-of-use. As a result of the analysis for impairment, some intangible assets, including non-compete agreements, names, and unallocated goodwill relating to the acquisition of GAC in February 1999 in the amount of $793,000 were determined to be impaired and were written off by a charge to expense in the fourth quarter of 2000.

In the fourth quarter of 2000, the Company evaluated the profitability and anticipated customer demand for a GC inlet product acquired in 1999 and found that the product was under performing compared to expectations. Because of this analysis, the book value of goodwill relating to manufacturing rights of such product was deemed impaired, and an impairment of $167,000 was charged to expense in the fourth quarter of 2000. Based on this analysis, no further impairments were determined in 2001.

PRODUCT WARRANTIES. Products are sold with warranties ranging from 90 days to one year, and extended warranties may be purchased for some products. Estimated expenses associated with these warranties are provided for in the accompanying financial statements at the time of revenue recognition. The Company makes estimates of these costs based on historical experience and on various other assumptions including historical and expected product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

INCOME TAXES. The Company provides for deferred taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109) Accounting for Income Taxes, which requires the Company to use the asset and liability approach to account for income taxes. This approach requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The primary sources of the Company's income tax differences are deferred tax assets created by differences between the depreciable and amortizable lives for book and tax purposes of the Company's fixed and intangible assets and other deductions that must be deferred into the future in accordance with the Code. Pursuant to FAS 109, the Company may record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. To make such a determination, the Company considers historical and future taxable income. In the event the Company's financial position was to deteriorate, the Company may determine that it would not be able to realize its deferred tax assets in the future. Likewise, the Company may make a determination that it would be able to realize its entire net deferred tax asset in the future. Such determinations may significantly affect the Company's results of operations and financial position in the period such determination is made.

RESULTS OF OPERATIONS

Net income increased 226% during 2001, primarily from an increase in net revenues and a reduction in operating expenses. The Company continued to pursue its strategy of maintaining a presence in the environmental testing market, while seeking out opportunities in other markets, such as the pharmaceutical, petrochemical, semiconductor, and food and beverage markets. Revenues increased 6% in 2001 from 2000, due to increased sales of MINICAMS(R), TOC analyzers and refrigerant monitors, offset by declines in revenues from GC components and systems, ion analyzers, sample preparation products, beverage analyzers, service, and rentals. Operating income increased 308% as the Company continued to control its operating costs. Selling, general and administrative expenses were 28.9% of revenues in 2001, down from 30.4% of revenues in 2000. The Company continued to invest in research and development as expenses from research activities increased as a percentage of revenues to 8.3% in 2001 from 8.0% in 2000. Expenses from impairments of intangible assets decreased 100% in 2001, due to no further impairments of goodwill or manufacturing rights from the Company's product lines.

The following table summarizes the results of the Company's operations for each of the past three years. All percentage amounts were calculated using the underlying data in thousands.

                                                                    For the Years Ending December 31,
                                                    -----------------------------------------------------------------
                                                                 Percentage                   Percentage
                                                                  Increase                     Increase
                                                      2001       (Decrease)        2000       (Decrease)        1999
                                                    -------      ----------      -------      ----------      -------
Net revenues                                        $25,869           6%         $24,401          (5%)        $25,734
Cost of revenues                                     13,613           1%          13,445         (10%)         14,933
                                                    -------                      -------                      -------
Gross profit                                         12,256          12%          10,956           1%          10,801
Selling, general and administrative expenses          7,475           1%           7,410          (4%)          7,692
Research and development expenses                     2,157          11%           1,943           3%           1,881
Impairment of intangible assets                          --        (100%)            960         100%              --
                                                    -------                      -------                      -------
Operating income                                      2,624         308%             643         (47%)          1,228
Other income                                            340           2%             334          (7%)            359
                                                    -------                      -------                      -------
Income before income taxes                            2,964         203%             978         (38%)          1,587
Provision for income taxes                              958         165%             362         (32%)            535
                                                    -------                      -------                      -------
Net income                                            2,006         226%             616         (41%)          1,051
                                                    =======                      =======                      =======
Diluted earnings per share                          $  0.74         252%         $  0.21         (34%)        $  0.32

NET REVENUES increased 6% to $25,869,000 in 2001, compared to $24,401,000 in 2000, due to increased sales of MINICAMS(R), TOC analyzers and refrigerant monitors, offset by declines in revenues from GC components and systems, ion analyzers, sample preparation products, beverage analyzers, service, and rentals. Net revenues decreased to $24,401,000 in 2000, compared to $25,734,000 in 1999, due to decreases in revenues from GC components and systems, the beverage analyzers, TOC analyzers, and rentals, offset by increases in revenues from ion analyzers, microwave digestion analyzers, sampler preparation products, and service.

Revenues from MINICAMS(R) increased in 2001 due to deliveries under a contract with Bechtel National, Inc. ("Bechtel"). During 2000, the Company announced it received a purchase order amounting to approximately $4,100,000 (later revised to $4,600,000) from Bechtel. The Company recognized revenues from deliveries under this contract in 2000 of approximately $1,200,000 and completed deliveries under this contract in 2001 recognizing revenues of approximately $3,400,000 in 2001. Revenues from MINICAMS(R) also increased in 2000 compared to 1999 primarily due to deliveries under the Bechtel contract. The Company recognized $1,200,000 in 2000 from the Bechtel contract, however, there were no deliveries under this contract in 1999.

Revenues from TOC analyzers increased in 2001 compared to 2000 due to an increase in demand in Europe and Asia. Revenues from TOC analyzers decreased in 2000 compared to 1999 due to increased competition, both domestically and internationally.

Revenues from microwave digestion products decreased in 2001 compared to 2000 due to lower sales to Asia. Revenues from microwave digestion products increased in 2000 compared to 1999 due to focused sales efforts and continued improvement of product reliability.

Revenues from gas chromatography (GC) components and systems decreased in 2001 compared to 2000 due to lower sales relating to the non-renewal in 2001 of a value added reseller (VAR) agreement with Agilent Technologies, Inc. Beginning in June 1988, the Company operated as a VAR of analytical instruments manufactured by Agilent Technologies, Inc. (formerly Hewlett Packard Company). Under the terms of the expired VAR agreement with Agilent, the Company purchased analytical instruments, including GCs, and mass spectrometers (MSs), integrated them with Company-manufactured components, and marketed these analytical systems for environmental analysis to comply with USEPA 500, 600, and 8000 Series Methods, and for other chemical analyses.

On September 15, 2000, Agilent notified the Company that the VAR Agreement between the Company and Agilent would not be renewed upon its expiration on November 30, 2000. The Company entered an Original Equipment Manufacturers (OEM) supply agreement with Agilent, effective December 1, 2000, which may be terminated under certain conditions by either party.

The VAR agreement provided for sales and marketing cooperation with Agilent, whereas under an OEM agreement, no marketing cooperation is provided. The Company competes directly with Agilent and others for sales of GC components and systems in the environmental testing and other markets.

Revenues from GC components and systems decreased in 2000 compared to 1999 due to increased competition and lower market demand in the U.S., partially offset by increases in international markets, and increased sales of GC systems configured for continuous air monitoring systems.

Revenues from flow analyzer products decreased in 2001 compared to 2000 due to increased competition in markets served. Revenues from flow analyzers increased in 2000 compared to 1999 due to the Company broadening the number of applications offered.

Revenues from gel permeation chromatography (GPC) products decreased in 2001, compared to 2000 due to the entry of a new U.S. competitor and reduced demand. Revenues from gel permeation products decreased in 2000 compared to 1999 due to lower international sales.

Revenues from beverage analyzers decreased in 2001 compared to 2000, and in 2000 compared to 1999 due to delays in completion and introduction of a new beverage analyzer. If development efforts are not completed in a timely manner, the current level of sales will continue to decrease.

Revenues from refrigerant air monitor products increased in 2001, compared to 2000 due to the introduction of a new designed refrigerant monitor product. Revenues from refrigerant monitor products decreased in 2000 compared to 1999 due to declining demand for the product.

Capital leasing revenues decreased in 2001 compared to 2000 and in 2000 compared to 1999. Capital leases are generally three to four years and allow customers to manage their cash outflow against the income generated by their instruments. The Company files public notice documents under the Uniform Commercial Code in conjunction with each lease to protect its interest in the equipment. The Company maintained a portfolio of investments in such sales-type leases amounting to $429,000 as of December 31, 2001, $816,000 as of December 31, 2000, and $908,000 as of December 31, 1999. The average effective interest rate of the leases was approximately 11.0% for the portfolio as of December 31, 2001. The decrease in sales type leases is due to a customer deciding to purchase rather than enter capital leases.

Revenues from equipment repairs and customer service decreased in 2001, compared to 2000 due to a decrease in demand for repairs services, extended service contracts, and customer training. Decreases in revenues from these sources were offset by increases in revenues from on-site installation services in conjunction with equipment sales and other related on-site revenue sources. Revenues from equipment repairs and services provided to customers increased in 2000 compared to 1999 due to increased demand for on-site repair services and on-site installation services.

Export revenues decreased 7% to $4,638,000 in 2001 compared to 2000 due to economic recession in certain Latin American and Asian countries. Export revenues increased 10% to $4,999,000 in 2000, compared to $4,541,000 in 1999, due to improved market conditions in Asia and certain European countries, offset by lower sales to mature environmental testing markets. International revenues as a percent of total revenues were 18% in 2001 compared to 20% for 2000, and 18% in 1999. The Company had 119 distributors and representatives in 75 countries at December 31, 2001, compared to 98 distributors and representatives in 66 countries at December 31, 2000, and 94 distributors and representatives in 48 countries at December 31, 1999.

Neither inflation nor changing prices have had a material impact on the Company's net revenues over the past three fiscal years.

GROSS PROFIT. Gross profit, as a percentage of net revenues increased to 47% in 2001, compared to 45% in 2000 primarily due to a shift of product mix from low-margin product sales to more profitable products. Gross profit as a percentage of net revenues also increased due to improved manufacturing efficiencies offset by increased provisions for warranty costs. The gross profit percentage of net revenues increased in 2000 as compared to 1999 due to fewer lower margin product sales, decreased cost of service revenues, and decreased manufacturing variances. Gross profit as an absolute dollar amount increased 12% in 2001 from 2000, and 1% in 2000 from 1999 for the aforementioned reasons and the increase in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $7,475,000 in 2001, or 28.9% of revenues, compared to $7,410,000 in 2000, or 30.4% of revenues, and $7,692,000, or 30% of revenues in 1999. Selling, general, and administrative (SG&A) expenses increased in absolute dollar amounts but decreased as a percentage of net revenues in 2001, compared to 2000. The increase in absolute dollars was primarily due to increased benefits offset by decreased amortization expense. The Company increased its contribution to the employee 401(k) plan (See Note 11) during 2001 compared to 2000. Amortization expense decreased during 2001 due to lower intangible assets base resulting from the write-off of goodwill and other intangibles during 2000 (See Note 2 to the Company's financial statements). The decrease in SG&A expenses as a percentage of net revenues resulted in improved operating leverage experienced in connection with the Company's revenue growth in each of the three years.

The decrease in SG&A expenses in 2000 compared to 1999 is due to relocation of product lines to College Station, Texas. The Company's Sample Preparation Products Group acquired in 1995 was relocated from Columbia, Missouri to College Station, Texas during March 2000. The manufacturing of the beverage and refrigerant monitoring products was also relocated to the Company's headquarters in College Station, Texas during November 1999, and customer support and engineering were relocated in May 2000. The Company continues the integration of these products into its business processes including compliance with ISO 9001 standards, improving customer support, and reducing the cost of operations.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (R&D) expenditures increased 11% to $2,157,000, or 8.3% of revenues in 2001, compared to $1,943,000, or 8% of revenues in 2000. The increase was due to the Company's new product development efforts on software updates to comply with 21 CFR, a new refrigerant monitor, new beverage monitor and other possible new products. R&D expenses increased to $1,943,000, or 8% of revenues in 2000, compared to $1,881,000, or 7% of revenues in 1999 due to increased personnel partially offset by lower consulting cost. The Company continues to invest in R&D activities to develop and introduce new products.

IMPAIRMENT OF INTANGIBLES. Charges for impairments of intangibles were $-0- in 2001, compared to $960,000 in 2000. The decrease is due to the lack of further impairments from the intangible assets related to the beverage analyzer and the GC inlet product. The Company failed to complete development of a new beverage analyzer in the fourth quarter of 2000 as originally planned. In December of 2000, a new development team decided to redesign the electronics and software platforms of the product to reduce cost and increase ease-of-use. As a result of the analysis for impairment, some intangible assets, including non-compete agreements, names, and unallocated goodwill relating to the acquisition of GAC in February 1999 in the amount of $793,000 were determined to be impaired and were written off by a charge to expense in the fourth quarter of 2000. Charges for impairments of intangible assets were $960,000 in 2000 compared to $-0- in 1999. The increase is also due to the beverage analyzer and GC inlet products, as they had only been acquired in 1999.

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

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased 2% in 2001 from 2000 and decreased 7% in 2000 from 1999. The increase in interest and dividend income in 2001 was due to increases in cash and investments offset by a decrease in short-term interest rates throughout 2001. The decrease in interest income from 1999 to 2000 was due to a decrease in cash, cash equivalents, and investments. This decrease in cash was due to the purchase of treasury stock, the acquisition of GAC, and the purchase of manufacturing rights for a headspace product. The Company has a policy of investing surplus cash in low-risk, short-term investments of varying maturities to maximize return while maintaining investment risk at a minimum.

INCOME BEFORE INCOME TAXES. Income before income taxes increased 203% from 2000 to 2001, primarily due to revenue growth in 2001, and a decrease in charges for the impairment of intangible assets offset by increases in R&D expenditures. Income before income taxes decreased 38% in 2000 from 1999 due to lower sales volume, gross profit, higher research and development cost, lower interest and dividend income.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 32% in 2001, 37% in 2000 and 34% in 1999. The effective income tax rate decreased in 2001 due to credits for R&D activities and a reduction in the weighted average state income tax rate. The effective income tax rate increased from 1999 to 2000 due to the Company's Foreign Sales Corporation tax deduction decreasing due to decreased gross margin.

NET INCOME. Net income increased 226% to $2,006,000 in 2001, compared to $616,000 in 2000, and decreased 41% in 2000, compared to $1,051,000 for 1999.
Net income increased in 2001 due to an increase in net revenues, a decrease in charges related to the impairment of intangible assets and a decrease in the Company's effective income tax rate. Lower net income in 2000 compared to 1999 was due to lower sales volume, higher research and development cost, write off of certain intangibles, and lower interest income.

BASIC AND DILUTED EARNINGS PER SHARE. Basic earnings per share was $0.75 for 2001, $0.21 for 2000, and $0.33 for 1999, computed based on 2,659,844 shares outstanding for 2001, 2,895,615 shares outstanding for 2000, and 3,223,601 shares outstanding for 1999. Diluted earnings per share were $0.74 for 2001, $0.21 for 2000, and $0.32 for 1999, computed based on 2,701,784 shares outstanding for 2001, 2,896,841 for 2000, and 3,278,816 in 1999. The declining number of shares outstanding is attributable to the Company's stock repurchase program, on which it expended $176,938, $1,375,000, and $1,364,000 for 2001,
2000, and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES. The Company considers a number of liquidity measures that aid in measuring the Company's ability to meet its financial obligations. Such ratios, working capital, and changes in cash and cash equivalents as of the end of the Company's last three years are as follows:

($ in thousands)                                        2001              2000             1999
                                                      --------          -------          -------
              LIQUIDITY MEASURES

Ratio of current assets to current liabilities             4.2              3.2              2.7
Total liabilities to equity                                 22%              30%              34%
Days sales in accounts receivable                           53               52               56
Average annual inventory turnover                          2.6              2.5              3.0
Working capital                                       $ 11,478          $ 8,983          $ 7,964

     CHANGES IN CASH AND CASH EQUIVALENTS

Net cash provided by (used in)
   Operating activities                               $  2,435          $ 1,174          $ 1,339
   Investing activities                                   (655)             726             (726)
   Financing activities                                    (84)          (1,343)          (1,263)

Net increase in:
   Cash and cash equivalents                          $  1,696          $   557          $   650
Cash and cash equivalents:
   Beginning of year                                     1,444              887            1,537
   End of year                                           3,140            1,444              887

Working capital increased 28%, or $2,495,000, to $11,478,000 in 2001, compared to $8,983,000 in 2000. Working capital increased 13%, to $8,983,000 in 2000, compared to $7,964,000 in 1999. The current ratio increased to 4.2 in 2001 and to 3.2 for 2000, from 2.7 in 1999, primarily due to current-year net income and cash produced by operations, as well as decreases in accounts payable and accrued liabilities.

Days sales in accounts receivable increased one day to 53 days compared to 52 days in 2000. Days sales in accounts receivable decreased in 2000 to 52 days from 56 days in 1999. Average annual inventory turnover improved to 2.6 times in 2001 from 2.5 times in 2000. Average annual inventory turnover decreased in 2000 to 2.5 times from 3.0 in 1999.

During 2001, the Company generated $2,435,000, or a 108% increase over 2000, in cash flows from operating activities, which represents the Company's principal source of cash. Cash flows from operating activities resulted primarily from the Company's net income and changes in operating working capital. Net cash flow provided by operating activities for 2000 was $1,174,000, compared to $1,339,000 for 1999. The decrease in cash flow from operations in 2000 was primarily due to the decrease in net income, an increase in inventories, and a decrease in accounts payables and accrued liabilities, offset in part by a decrease in accounts receivable and other assets. All working capital account changes for 1999 are net of the effect of the purchase of GAC.

Cash flow provided by (used in) investing activities was $(655,000) in 2001 primarily due to the purchase of investments during 2001 and the purchase of property, plant, and equipment. The Company invested a portion of its available cash in investment grade preferred stock investments to maintain liquidity. Net cash flow provided by (used in) investing activities for 2000 was $726,000, compared to ($726,000) in 1999. The increase in cash flow provided by investing activities during 2000 was primarily due to a decrease in purchase of equipment and proceeds from sale of assets. Cash flow used in financing activities was $(84,000) in 2001, compared to $(1,343,000) in 2000. The decrease in cash used for financing activities resulted primarily from a decrease in activity during 2001 in the stock repurchase program. The Company continues to repurchase its stock and may purchase up to an additional 47,622 shares under the current stock repurchase program. The Company believes that the repurchase of its own stock is a good use of its cash. The Company may seek an expansion of this program in the future if it believes repurchases continue to be in the best interests of the Company. Since 1995, the Company has repurchased an aggregate of 1,727,378 shares at an average purchase price of $3.95 per share. Net cash flow used in financing activities was $(1,343,000) in 2000, compared to $(1,262,000) in 1999. The increase in cash flow used in financing activities in 2000 was primarily due to increased purchases under the Company's stock repurchase program.

The Company has historically been able to fund working capital and capital expenditures from operations, and expects to be able to finance its 2002 working capital requirements from cash on hand and funds generated from operations. However, demand for the Company's products is influenced by the overall condition of the economy in which the Company sells its products, by the capital spending budgets of its customers and by Company's ability to successfully meet, through its product offerings, the needs of its customers. The environmental instrument markets in which the Company competes have been flat or declining over the past several years, and the current economic downturn has resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, industrial and government customers are currently in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the erosion of average selling prices. We are uncertain how long the current downturn will last. The terrorist attacks on September 11, 2001 may exacerbate this downturn or cause it to linger. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our results of operations and, therefore, harm the primary source of our cash flows.

Other matters that could affect the extent of funds required within the short-term and long-term include potential, future acquisitions of other business and extensive investments in product R&D activities or spending to develop markets for the Company's products. The Company may engage in discussions with third parties to acquire new products or businesses or to form strategic alliances and joint ventures. This type of transaction may create a need for increased cash flow from sources other than the Company's current operating activities to complete these transactions. In addition, the Company may engage in significant R&D spending or market developing activities above current operating levels in order to respond to perceived market opportunities. These activities may cause the Company to seek additional funds from sources other than its current operating activities. The Company believes that if the need arises in the future for funding of acquisitions, R&D or marketing activities, it may not be able to attain such funding on terms that are favorable to the Company.

The Company allowed its standby line of credit to expire during 2001 because a fee was instituted to maintain the standby line of credit. The line of credit was renewable on an annual basis and expired March 24, 2001. The line of credit provided for secured borrowings up to $1,300,000 at an interest rate of the bank's base rate plus 1%. The agreement contained, among other provisions, requirements for maintaining defined levels of working capital and net worth, and required an annual fee of one point at the maturity of the line on the total funds advanced against the line. If the need arises in the future for such a facility, the Company will attempt to attain one on favorable terms.

SEGMENT INFORMATION. The Company manages its businesses primarily on a product and services basis. The Company operates its business as a single segment. See
Note 13 of the Company's financial statements for additional segment data.

Other than the items discussed above, management is not aware of other commitments or contingent liabilities, which would have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

   RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

THE ACTIONS TAKEN IN RESPONSE TO THE RECENT SLOWDOWN IN DEMAND FOR SOME OF THE COMPANY'S PRODUCTS AND SERVICES COULD HAVE LONG-TERM ADVERSE EFFECTS ON THE COMPANY'S BUSINESS. Certain of the Company's analytical instruments have been experiencing lower revenues due to cancelled customer orders or increased competition. To scale back the Company's operations and decrease its expenses in response to this decrease in demand for certain products and services and decrease in its revenue, it has reduced its workforce, cut back on the use of temporary workers, and reduced discretionary spending.

There are several risks inherent in the Company's efforts to transition to a new cost structure. These include the risk that the Company will not be able to reduce expenditures quickly enough to restore profitability and may have to undertake further restructuring initiatives. In addition, there is the risk that cost-cutting initiatives will impair the Company's ability to effectively develop and market products and remain competitive in the industries in which it competes. Each of the above measures could have long-term effects on the Company's business by reducing its pool of technical talent, decreasing or slowing improvements in its products, making more difficult for it to respond to customers, limiting its ability to increase production quickly if and when the demand for its products increases and limiting its ability to hire and retain key personnel. These circumstances could cause the Company's earnings to be lower than they otherwise might be.

THE COMPANY'S OPERATING RESULTS AND FINANCIAL CONDITION COULD BE HARMED IF THE INDUSTRIES INTO WHICH IT SELLS ITS PRODUCTS, CONTINUE TO DEMAND FEWER PRODUCTS SIMILAR TO PRODUCTS SOLD BY THE COMPANY. The current economic downturn has resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, industrial and government customers are currently in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the erosion of average selling prices.

We are uncertain how long the current downturn will last. The terrorist attacks on September 11, 2001 may have exacerbated this downturn or cause it to linger. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our consolidated financial position, results of operations, cash flows and stock price.

In addition, the environmental instrument markets in which the Company competes have been flat or declining over the past several years. The Company has identified a number of strategies it believes will allow it to grow its business despite this decline, including acquiring complementary businesses, developing new applications for its technologies, and strengthening its presence in selected geographic markets. No assurance can be given that the Company will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in growth of the Company's business.

The Company's success is highly dependent upon implementation of its acquisition strategy. Certain businesses acquired by the Company within the past five years have produced net operating losses or low levels of profitability. Businesses the Company may seek to acquire in the future may also be marginally profitable or unprofitable. In order for any acquired business to achieve the level of profitability desired by the Company, the Company must successfully change the acquired companies' operations and improve their market penetration. No assurance can be given that the Company will be successful in this regard. In addition, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to complete pending or future acquisitions. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financing. Debt financing, if available, may be on terms that are unfavorable to the Company and equity financing may result in significant dilution to the Company's shareholders.

THE COMPANY'S ACQUISITIONS MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED. In the normal course of business, the Company engages in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and strategic alliances may require the Company to integrate a different company culture, management team and business infrastructure. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of its combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors, including: the retention of key employees; the management of facilities and employees in separate geographic areas; the retention of key customers; and the integration or coordination of different research and development, product manufacturing and sales programs and facilities. All of these efforts require varying levels of management resources, which may divert the Company's attention from other business operations. If the Company does not realize the expected benefits or synergies of such transactions, its consolidated financial position, results of operations and stock price could be negatively impacted.

TECHNOLOGICAL CHANGE COULD CAUSE THE COMPANY'S PRODUCTS TO BECOME NON-COMPETITIVE OR OBSOLETE. The market for the Company's products and services is characterized by rapid and significant technological change and evolving industry standards. New product introductions responsive to these factors require significant planning, design, development and testing at the technological, product, and manufacturing process levels, and may render existing products and technologies noncompetitive or obsolete. There can be no assurance that the Company's products will not become noncompetitive or obsolete. In addition, industry acceptance of new technologies developed by the Company may be slow to develop due to, among other things, existing regulations that apply specifically to older technologies and the general unfamiliarity of users with new technologies.

CONSOLIDATION IN THE ENVIRONMENTAL INSTRUMENT MARKET AND CHANGES IN ENVIRONMENTAL REGULATIONS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS. One of the important markets for the Company's products is environmental analysis. During the past five years, there has been a contraction in the market for analytical instruments used for environmental analysis. This contraction has caused consolidation in the companies serving this market. Such consolidation may have an adverse impact on certain businesses of the Company. In addition, most air, water, and soil analyses are conducted to comply with federal, state, local, and foreign environmental regulations. These regulations are frequently specific as to the type of technology required for a particular analysis and the level of detection required for that analysis. The Company develops, configures, and markets its products to meet customer needs created by existing and anticipated environmental regulations. These regulations may be amended or eliminated in response to new scientific evidence or political or economic considerations. Any significant change in environmental regulations could result in a reduction in demand for the Company's products.

REDUCED CAPITAL SPENDING OF THE COMPANY'S CUSTOMERS COULD HARM ITS BUSINESS. The Company's customers include various government agencies and public and private research institutions, which accounted for 13% of the Company's sales in 2001, as well as pharmaceutical and chemical companies and laboratories. The capital spending of these entities can have a significant effect on the demand for the Company's products. Such spending is based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, public policy, political trends, and the effects of different economic cycles. Any decrease in capital spending by any of the customer groups that account for a significant portion of the Company's sales could have a material adverse effect on the Company's business and results of operations.

THE COMPANY'S RESULTS OF OPERATIONS ARE DEPENDENT ON ITS RELATIONSHIP WITH AGILENT. As previously discussed, the Company anticipates that sales under its OEM agreement with Agilent will not be consistent with Company sales in prior years under its previous value-added resellers agreement. The OEM agreement is renewable on an annual basis, and there is no assurance that it will be renewed in future years. Failure to renew the agreement would place at risk a substantial part of the Company's sales of GC systems and would have a material adverse effect on its financial condition and results of operations.

The Company has agreements relating to the sale of its products to government entities and, as a result, it is subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. The Company is also subject to investigation for compliance with the regulations governing government contracts.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS COULD SUBJECT THE COMPANY TO SIGNIFICANT EXPENSE. The Company has agreements relating to the sale of products to government entities and is subject to various statutes and regulations that apply to companies doing business with the government. The Company is also subject to investigation for compliance with the terms of government contracts and non-compliance although inadvertently may result in legal proceedings or liability, which may be significant. Several of the Company's product lines are subject to significant international, federal, state and local, health and safety, packaging, product content and labor regulations. In addition, many of the Company's products are regulated or sold into regulated industries, requiring compliance with additional regulations in marketing these products. Significant expenses may be incurred to comply with these regulations or remedy past violations of these regulations. Any failure to comply with applicable government regulations could also result in cessation of portions or all of the Company's operations, impositions of fines, and restrictions on the ability to carry on or expand operations.

ENVIRONMENTAL CONTAMINATION CAUSED BY ONGOING OPERATIONS COULD SUBJECT THE COMPANY TO SUBSTANTIAL LIABILITIES IN THE FUTURE. Some of the Company's manufacturing processes involve the use of substances regulated under various international, federal, state and local laws governing the environment. The Company could be subject to liabilities for environmental contamination, and these liabilities may be substantial. Although the Company's policy is to apply strict standards for environmental protection at its sites inside and outside the United States, even if not subject to regulations imposed by foreign governments, the Company may not be aware of all conditions that could subject it to liability.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS MAY CAUSE THE COMPANY TO INCUR SIGNIFICANT EXPENSES, AND FAILURE TO MAINTAIN COMPLIANCE WITH CERTAIN GOVERNMENTAL REGULATIONS MAY HAVE A NEGATIVE IMPACT ON THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS. The Company's business is subject to various significant international, federal, state and local, health and safety, packaging, product content and labor regulations. These regulations are complex, change frequently and have tended to become more stringent over time. For example, the Company's chemical analysis products are used in the drug design and production processes to test compliance with the Toxic Substances Control Act, the Federal Food, Drug and Cosmetic Act and similar regulations. Therefore, the Company must continually adapt its chemical analysis products to changing regulations. The Company may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by the Company to comply with applicable government regulations could also result in cessation of its operations or portions of its operations, product recalls or impositions of fines and restrictions on its ability to carry on or expand its operations. In addition, because many of the Company's products are regulated or sold into regulated industries, it must comply with additional regulations in marketing its products.

The Company's products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation of other agencies such as the United States Federal Communications Commission. The Company also must comply with work safety rules. If the Company fails to adequately address any of these regulations, its business will be harmed.

ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS. Sales outside the United States accounted for approximately 18% of the Company's revenues in 2001. The Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to the Company's customers in foreign countries are subject to a number of risks, including the following: interruption to transportation flows for delivery of finished goods to its customers; changes in foreign currency exchange rates; changes in a specific country's or region's political or economic conditions; trade protection measures and import or export licensing requirements; negative consequences from changes in tax laws; differing protection of intellectual property; and unexpected changes in regulatory requirements. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

THE COMPANY FACES COMPETITION FROM THIRD PARTIES IN THE SALE OF ITS PRODUCTS. The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that the principal competitive factors affecting the market for its products include product performance, price, reliability, and customer service. The Company's competitors include large multinational corporations and operating units of such corporations. Most of the Company's competitors have substantially greater financial, marketing, and other resources than those of the Company. Therefore, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development or ability to discover new technologies will be sufficient to enable it to compete effectively with its competitors.

THE COMPANY COULD INCUR SUBSTANTIAL COSTS IN PROTECTING AND DEFENDING ITS INTELLECTUAL PROPERTY, AND LOSS OF PATENT RIGHTS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS. The Company holds patents relating to various aspects of its products and believes that proprietary technical know-how is critical to many of its products. Proprietary rights relating to the Company's products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will issue from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology. In the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and technical know-how. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company will not initiate litigation to challenge the validity of the Company's patents, or that they will not use their resources to design comparable products that do not infringe upon the Company's patents. There may also be pending or issued patents held by parties not affiliated with the Company that relate to the Company's products or technologies. The Company may need to acquire licenses to, or contest the validity of, any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially and adversely affected. In addition, the Company relies on trade secrets and proprietary technical know-how that it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

THE COMPANY'S FLUCTUATING QUARTERLY OPERATING RESULTS MAY NEGATIVELY IMPACT STOCK PRICE. The Company cannot predict reliably future revenue and profitability, and unexpected changes may cause adjustments to the

Company's operations. Since a high proportion of the Company's costs are fixed, due in part to significant cost to maintain customer support, research and development and manufacturing costs, relatively small declines in revenues could disproportionately affect the Company's quarterly operating results, and in turn, cause declines in the Company's stock price. Other factors that could affect quarterly operating results include: lower demand for and market acceptance of products due to adverse changes in economic activity or conditions in the Company's major markets; lower selling prices due to competitive pressures; unanticipated delays, problems, or increased costs in the introduction of new products or manufacture of existing products; changes in the relative portion of revenue represented by the Company's various products and customers; and competitors' announcements of new products, services or technological innovations. Any one of these factors, individually or any combination, could cause the stock price of the Company to fluctuate greatly.

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

FAILURE OF SUPPLIERS TO DELIVER SUFFICIENT QUANTITIES OF PARTS IN A TIMELY MANNER COULD CAUSE THE COMPANY TO LOSE SALES AND, IN TURN, ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS. The Company may be materially and adversely impacted if sufficient parts are not received in time to meet manufacturing requirements. Factors that may result in manufacturing delays include: certain parts may be available only from a single supplier or a limited number of suppliers; key components may become unavailable and may be difficult to replace without significant reengineering of the Company's products; suppliers may extend lead times, limit supplies, or increase prices due to capacity constraints or other factors. Should the Company reduce purchase orders to its suppliers and its sales increase rapidly, its suppliers may not react quickly enough or may refuse to expedite shipments of parts to use because of the Company's previous reduction in requirements. If sufficient parts are not received in time to meet manufacturing requirements, then the Company will not be able to meet its obligations to deliver goods to its customers and may cause the Company to lose sales.

THE COMPANY'S INABILITY TO ADJUST ITS ORDERS FOR PARTS OR ADAPT ITS MANUFACTURING CAPACITY IN RESPONSE TO CHANGING MARKET CONDITIONS COULD ADVERSELY AFFECT THE COMPANY'S EARNINGS. The Company's earnings could be harmed if it is unable to adjust its orders for parts to respond to market fluctuations. In order to secure components for the production of products, the Company may enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact its ability to adjust its inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts as demand for certain of the Company's products has decreased. If the demand for the Company's products continues to decrease, it may experience an excess of parts and be forced to incur additional charges. Certain parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to substitute without significant reengineering of the Company's products. Suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors.

Additionally, because the Company cannot immediately adapt its production capacity and related cost structures to rapidly changing market conditions, when demand does not meet the Company's expectations, its manufacturing capacity will likely exceed its production requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK. The Company is exposed to a variety of market risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks or its efforts to manage market risks.

The fair value of the Company's investments in debt and equity securities at December 31, 2001, 2000, and 1999 was $1,926,769, $1,437,503, and $2,299,645,
respectively. See Note 3 of the Company's financial statements for further information regarding these investment instruments. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT RESPONSIBILITY FOR FINANCIAL REPORTING. Management is responsible for the integrity and objectivity of the data included in this report. Management believes it has provided financial information (both audited and unaudited) that is representative of the Company's operations, reliable on a consistent basis throughout the periods presented, and relevant for a meaningful appraisal of the Company. The financial statements have been prepared in accordance with generally accepted accounting principles. Where necessary, they reflect estimates based on management's judgment.

Established accounting procedures and related systems of internal control provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, and that qualified personnel implement policies and procedures. Management periodically reviews the Company's accounting and control systems.

The Company's Audit Committee, composed of at least four members of the Board of Directors who are not employees of the Company, meets regularly with representatives of management and the independent accountants to monitor the functioning of the accounting and control systems and to review the results of the audit performed by the independent accountants. The independent accountants and Company employees have full and free access to the Audit Committee without the presence of management.

The Audit Committee recommends independent accountants for appointment by the Board.

The independent accountants conduct an objective, independent examination of the financial statements. Their report appears as a part of this Annual Report on Form 10-K.

                        REPORT OF INDEPENDENT ACCOUNTANTS

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF O. I. CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of O. I. Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 15, 2002

                                O. I. CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31
                                                                                ------------------------------
                                                                                     2001              2000
                                                                                ------------      ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                    $  3,140,078      $  1,444,083
   Investments, short-term                                                         1,926,769         1,437,881
   Accounts receivable-trade, net of allowance for doubtful accounts of
        $153,222 and $211,330, respectively                                        4,417,776         3,066,442
   Investment in sales-type leases                                                   259,845           477,165
   Inventories                                                                     4,573,358         5,898,390
   Current deferred income tax assets                                                554,065           656,372
   Other current assets                                                              147,929           111,091
                                                                                ------------      ------------
         Total current assets                                                     15,019,820        13,091,424
Property, plant and equipment, net                                                 3,394,277         3,606,028
Investment in sales-type leases, net of current                                      168,968           338,968
Long-term deferred income tax assets                                                 237,706           177,017
Other assets, net                                                                    569,823           691,185
                                                                                ------------      ------------

Total assets                                                                    $ 19,390,594      $ 17,904,622
                                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                                      $  1,330,002      $  1,689,379
   Accrued liabilities                                                             2,211,697         2,419,191
                                                                                ------------      ------------
         Total current liabilities                                                 3,541,699         4,108,570
                                                                                ------------      ------------

Commitments and contingencies (Note 12)

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,000,000 shares authorized, no shares
        issued and outstanding                                                            --                --
   Common stock, $0.10 par value, 10,000,000 shares authorized,
        4,103,377 shares issued                                                      410,338           410,338
   Additional paid-in capital                                                      4,329,379         4,378,782
   Treasury stock, 1,351,874 and 1,417,304 shares, respectively, at cost          (5,893,761)       (5,938,540)
   Retained earnings                                                              16,961,250        14,955,461
   Accumulated other comprehensive income (loss), net                                 41,689            (9,989)
                                                                                ------------      ------------
                                                                                  15,848,895        13,796,052
                                                                                ------------      ------------
Total liabilities and stockholders' equity                                      $ 19,390,594      $ 17,904,622
                                                                                ============      ============

   The accompanying notes are an integral part of these financial statements.

                                O. I. CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                Years Ended December 31
                                                   ------------------------------------------------
                                                       2001              2000              1999
                                                   ------------      ------------      ------------
Net revenues                                       $ 25,868,770      $ 24,401,372      $ 25,734,267
Cost of revenues                                     13,612,495        13,445,259        14,933,362
                                                   ------------      ------------      ------------
   Gross profit                                      12,256,275        10,956,113        10,800,905

Selling, general and administrative expenses          7,475,351         7,409,722         7,692,379
Research and development expenses                     2,157,364         1,942,585         1,880,976
Impairment of intangible assets                              --           960,385                --
                                                   ------------      ------------      ------------
   Operating income                                   2,623,560           643,421         1,227,550
Other income:
   Interest income, net                                  96,292           253,776           302,483
   Other income                                         243,608            80,687            56,705
                                                   ------------      ------------      ------------
      Income before income taxes                      2,963,460           977,884         1,586,738
Provision for income taxes                             (957,671)         (361,647)         (535,294)
                                                   ------------      ------------      ------------

      Net income                                   $  2,005,789      $    616,237      $  1,051,444
                                                   ============      ============      ============

Basic earnings per share                           $       0.75      $       0.21      $       0.33
                                                   ============      ============      ============

Diluted earnings per share                         $       0.74      $       0.21      $       0.32
                                                   ============      ============      ============

Weighted average number of shares outstanding:
      Basic shares                                    2,659,844         2,895,615         3,223,601
      Diluted shares                                  2,701,784         2,896,841         3,278,816

   The accompanying notes are an integral part of these financial statements.

                                O. I. CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                   ---------------------------------------------
                                                                       2001             2000             1999
                                                                   -----------      -----------      -----------
Cash flows from operating activities:
   Net income                                                      $ 2,005,789      $   616,237      $ 1,051,444
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                 581,142          713,894          626,418
         Impairment charge                                                  --          960,385               --
         Deferred income taxes                                          47,183         (427,349)         (90,384)
         Stock compensation expense                                     73,680               --               --
         Gain on disposition of property                               (29,896)         (43,119)         (19,410)
   Changes in assets and liabilities, net of the effect of the purchase of General Analysis Corporation (GAC) (1999):
         Accounts receivable                                        (1,351,334)         861,557         (292,648)
         Inventories                                                 1,325,032         (975,642)         313,243
         Other current assets                                          350,482          114,334          221,277
         Accounts payable                                             (359,377)        (609,676)         540,837
         Accrued liabilities                                          (207,494)         (36,931)      (1,012,002)
                                                                   -----------      -----------      -----------
Net cash provided by operating activities                            2,435,207        1,173,690        1,338,775
                                                                   -----------      -----------      -----------
Cash flows from investing activities:
   Purchase of property plant, and equipment                          (271,371)        (293,553)        (754,350)
   Proceeds from sale of assets                                         57,958          102,596           48,983
   Purchase of GAC, net of cash acquired                                    --               --         (259,459)
   Purchase of manufacturing rights                                         --               --         (213,405)
   Purchase of investments                                            (975,820)        (893,283)      (2,322,257)
   Maturity of investments                                             550,000        1,753,000        2,762,000
   Change in other assets                                              (16,109)          57,705           12,574
                                                                   -----------      -----------      -----------
Net cash provided by (used in) investing activities                   (655,342)         726,465         (725,914)
                                                                   -----------      -----------      -----------
Cash flows from financing activities:
   Purchase of treasury stock                                         (176,938)      (1,375,435)      (1,364,042)
   Proceeds from issuance of common stock                               93,068           32,320          101,676
                                                                   -----------      -----------      -----------
Net cash used in financing activities                                  (83,870)      (1,343,115)      (1,262,366)
                                                                   -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents                 1,695,995          557,040         (649,505)
Cash and cash equivalents:
   Beginning of year                                                 1,444,083          887,043        1,536,548
                                                                   -----------      -----------      -----------
   End of year                                                     $ 3,140,078      $ 1,444,083      $   887,043
                                                                   ===========      ===========      ===========
Supplemental disclosures of cash flow information:
   Cash paid during year for:
      Interest                                                     $        --      $     1,947      $       836
      Income taxes                                                   1,262,691          676,688          615,830
Non-cash investing and financing activities:
   Exercise of stock options                                            39,535            2,126               --
   Business acquisition, net of cash acquired:
      Working capital, other than cash acquired                             --               --         (855,560)
      Property, plant and equipment                                         --               --           25,006
      Purchase price in excess of net assets acquired                       --               --        1,077,645
      Other assets                                                          --               --           12,368
                                                                   -----------      -----------      -----------
      Net cash used to acquire GAC                                          --               --          259,459

   The accompanying notes are an integral part of these financial statements.

                                O. I. CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                    Common Stock         Additional
                                                                               ----------------------     Paid-In        Treasury
                                                                                 Shares       Amount      Capital          Stock
                                                                               ---------     --------   -----------    -----------
Balance, December 31, 1998                                                     4,103,377     $410,338   $ 4,373,896     (3,328,173)

    Purchase of 317,685 shares of treasury stock                                                                        (1,364,042)
    Issuance of 20,666 shares from treasury for exercise of stock options                                     2,235         77,373
    Issuance of 4,617 shares from treasury to Employee Stock Purchase Plan                                    4,958         17,110
    Net income
                                                                               ---------     --------   -----------    -----------
Balance, December 31, 1999                                                     4,103,377      410,338     4,381,089     (4,597,732)

    Purchase of 380,332 shares of treasury stock                                                                        (1,375,435)
    Issuance of 3,000 shares from treasury for exercise of stock options                                       (750)        11,250
    Issuance of 5,667 shares from treasury to Employee Stock Purchase Plan                                      569         21,251
    Conversion of 15,903 outstanding mature shares for 17,000 new shares
      from treasury for exercise of stock options                                                            (2,126)         2,126
    Comprehensive income (loss):
      Unrealized gain (loss) on investments, net of  deferred tax benefit of $5,867
      Net income
    Total comprehensive income (loss)
                                                                               ---------     --------   -----------    -----------
Balance, December 31, 2000                                                     4,103,377      410,338     4,378,782     (5,938,540)

   Purchase of 61,394 shares of treasury stock                                                                            (176,938)
   Issuance of 19,634 shares from treasury for exercise of stock options                                      1,124         72,904
   Issuance of 5,367 shares from treasury to Employee Stock Purchase Plan                                      (960)        20,000
   Conversion of 55,237 outstanding mature shares for 133,060 new shares
      from treasury for exercise of stock options                                                           (39,535)        39,535
   Issuance of 24,000 shares from treasury stock to directors                                               (15,598)        89,278
   Deferred tax benefit for disqualifying employee stock option dispositions                                  5,566
   Comprehensive income (loss):
      Unrealized gain on investments, net of deferred tax benefit of $12,597
      Net income
   Total comprehensive income (loss)
                                                                               ---------     --------   -----------    -----------
Balance, December 31, 2001                                                     4,103,377     $410,338   $ 4,329,379    $(5,893,761)
                                                                               =========     ========   ===========    ===========

                                                                                              Accumulated
                                                                                               Other Com-         Total
                                                                                Retained       prehensive      Stockholders'
                                                                                Earnings      Income/(Loss)       Equity
                                                                               -----------    -------------    -------------
Balance, December 31, 1998                                                     $13,287,780       $    --        $ 14,743,841

    Purchase of 317,685 shares of treasury stock                                                                  (1,364,042)
    Issuance of 20,666 shares from treasury for exercise of stock options                                             79,608
    Issuance of 4,617 shares from treasury to Employee Stock Purchase Plan                                            22,068
    Net income                                                                   1,051,444                         1,051,444
                                                                               -----------       -------        ------------
Balance, December 31, 1999                                                      14,339,224            --          14,532,919

    Purchase of 380,332 shares of treasury stock                                                                  (1,375,435)
    Issuance of 3,000 shares from treasury for exercise of stock options                                              10,500
    Issuance of 5,667 shares from treasury to Employee Stock Purchase Plan                                            21,820
    Conversion of 15,903 outstanding mature shares for 17,000 new shares
      from treasury for exercise of stock options                                                                         --
    Comprehensive income (loss):
      Unrealized gain (loss) on investments, net of  deferred tax benefit
        of $5,867                                                                                 (9,989)
      Net income                                                                   616,237
    Total comprehensive income (loss)                                                                                606,248
                                                                               -----------       -------        ------------
Balance, December 31, 2000                                                      14,955,461        (9,989)         13,796,052

   Purchase of 61,394 shares of treasury stock                                                                      (176,938)
   Issuance of 19,634 shares from treasury for exercise of stock options                                              74,028
   Issuance of 5,367 shares from treasury to Employee Stock Purchase Plan                                             19,040
   Conversion of 55,237 outstanding mature shares for 133,060 new shares
      from treasury for exercise of stock options                                                                         --
   Issuance of 24,000 shares from treasury stock to directors                                                         73,680
   Deferred tax benefit for disqualifying employee stock option dispositions                                           5,566
   Comprehensive income (loss):
      Unrealized gain on investments, net of deferred tax benefit of $12,597                      51,678
      Net income                                                                 2,005,789
   Total comprehensive income (loss)                                                                               2,057,467
                                                                               -----------       -------        ------------
Balance, December 31, 2001                                                     $16,961,250       $41,689        $ 15,848,895
                                                                               ===========       =======        ============

   The accompanying notes are an integral part of these financial statements.

                                O. I. CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

O. I. Corporation, an Oklahoma corporation, was organized in 1969. O.I. Corporation designs, manufactures, markets, and services analytical, monitoring, and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of O. I. Corporation and its wholly owned subsidiary, (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in the financial statements.

REVENUE RECOGNITION Revenues and the related cost of revenues are generally recognized upon passage of title with no substantial right of return or provision of service to the customer. Provision is made for an estimate of product returns based on historical experience. Revenues from separately priced service and extended warranty programs is deferred and recognized over the extended warranty period. Revenues from bill and hold sales are also deferred until the customer has notified the Company of acceptance and payment has been received for the goods.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents.

INVESTMENTS The Company's investments in debt securities are classified as held-to-maturity as the Company has the positive intent and ability to hold the investments until maturity. Company investments in bonds are reported at amortized cost. Company investments in preferred stocks, classified as available-for-sale, are reported at market value on the date of reporting. The unrealized gain (loss) on preferred stock is reported net of tax as accumulated other comprehensive income (loss) in the accompanying Statements of Stockholders' Equity.

LEASES The Company's leasing operations consist of the leasing of analytical instruments. The majority of the Company's leases are classified as sales-type leases. These leases expire over the next four years. The Company recognizes as revenues the principal portion of sales-type leases upon initiation of the lease. Interest is deferred and recognized as revenues over the initial term of the lease. Security deposits are deferred until the lease expires and either recognized as revenues or returned to the customer, as appropriate.

INVENTORIES Inventories consist of electronic equipment and various components and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company maintains a reserve for inventory obsolescence and regularly evaluates its inventory. Items with no movement in six months or more are reserved or written off. The Company also provides an obsolescence reserve for items that have impairments in their realizable value below cost. As a result of new product introductions, such amount was approximately $70,000 at December 31, 2001.

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

OTHER ASSETS As of December 31, 2001, other assets primarily include acquired patents, manufacturing rights, know-how, and goodwill that are amortized on a straight-line basis over 5 to 17 years. Amortization charged to operations amounted to approximately $132,327, $191,000, and $166,000, for the years ended December 31, 2001, 2000, and 1999, respectively. The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions.

The Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each product line having a material goodwill balance. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. In those cases, the impairment loss is measured as the difference between the carrying value of the asset and the discounted cash flows expected to be produced by the asset. The Company performed an impairment analysis for assets acquired in the acquisition of General Analysis Corporation (GAC) and for a GC inlet product for which the manufacturing rights were acquired in 1999. As a result of decisions made by the Company in the fourth quarter of 2000, the Company recorded asset impairment charges amounting to $960,000 before tax, which reduced net income by approximately $605,000, or $0.21 per share (diluted). The asset impairment charges consisted of $793,000 relating to the value of intangible assets acquired from GAC in February 1999, and $167,000 relating to the value of manufacturing rights acquired in 1999.

PRODUCT WARRANTIES Products are sold with warranties ranging from 90 days to one year. The Company also sells extended product warranties typically covering an additional period of one year. Revenue from extended warranties is deferred and recognized over the extended warranty period. Estimated expenses associated with these warranties are provided for at the time of revenue recognition in the accompanying financial statements. The Company makes estimates of these costs based on historical experience and on various other assumptions including historical and expected product failure rates, material usage and service delivery costs incurred in correcting a product failure.

RESEARCH AND DEVELOPMENT COSTS Research and development costs are expensed as incurred.

INCOME TAXES The Company provides for deferred taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires the Company to use the asset and liability approach to account for income taxes. This approach requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The provision for income taxes is based on income before income taxes as reported in the accompanying consolidated statements of income.

CONCENTRATION OF CREDIT RISK Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of investments and trade receivables. The Company places its available cash in money market funds and investment grade domestic corporate bonds and high-rated corporate preferred stocks. The Company's investments are subject to fluctuations based on interest rates and trading conditions prevailing in the marketplace.

The Company sells its products primarily to large corporations, environmental testing laboratories, and governmental agencies. The majority of its customers are located in the United States and all sales are denominated in U.S. dollars. Concentrations of credit risk with respect to trade receivables are limited due to the financial stability of the customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers to minimize credit risk. As of December 31, 2001 and 2000, the Company had no significant concentrations of credit risk related to accounts receivable. However, agencies of the U.S. government constitute a significant percent of the Company's revenues (See Note 13). Any federal budget cuts or changes in regulations affecting the U.S. chemical warfare programs or the EPA may have a negative impact on the Company's future revenues.

EARNINGS PER SHARE The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding. The weighted average of shares used in the basic earnings per share calculation was 2,659,844 in 2001, 2,895,615 in 2000, and 3,223,601 in 1999. The weighted average number of shares used in the diluted earnings per share computation was 2,701,784 in 2001, 2,896,841 in 2000, and 3,278,816 in 1999. At December 31,
2001, 2000, and 1999, options to acquire 128,900, 260,600, and 102,800, shares at weighted average exercise prices of $6.85, $5.39, and $7.37, respectively, were not included in the computations of dilutive earnings per share as the options' exercise price was greater than the average market price of the common shares.

COMPREHENSIVE INCOME (LOSS) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), Reporting Comprehensive Income. This Statement established standards for reporting and display of comprehensive income and its components. Net income and unrealized gains and losses on available-for-sale investments are the Company's only components of comprehensive income (loss).

SEGMENT REPORTING The Company adopted Statement of Financial Accounting Standards (FASB) No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management approach." The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosure about products and sources, geographic areas and major customers. The Company believes it operates its business as a single segment.

USE OF ESTIMATES The preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of management's estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

RECENT PRONOUNCEMENTS In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. The pronouncement establishes accounting and reporting standards for derivative instruments, as amended by FAS 137 and FAS 138. The pronouncement was to become effective for fiscal years beginning after June 15, 1999. The Company adopted the Statement on January 1, 2001. The Company has historically not engaged in significant derivative instrument activity. Implementation of this Standard had no material effect on the Company's financial position or operating results.

In September 2000, FASB issued Statement No. 140 (FAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces FAS 125, issued in June of 1996. The new Statement will be effective for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and for transfers occurring after March 31, 2001. Adoption of FAS 140 did not have a material effect on the Company's financial position or operating results.

In June 2001, FASB issued Statement No. 141 (FAS 141), Business Combinations. FAS 141 requires that all business combinations completed after June 30, 2001, be accounted for under the purchase method, eliminating the use of the pooling method. This Statement also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. FAS 141 also requires that the excess of fair value of acquired assets over cost in a business combination (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized.

In June 2001, FASB issued Statement No. 142 (FAS 142), Goodwill and Other Intangibles. FAS 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by FAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company will adopt FAS 142 effective January 1, 2002, as required. A transitional impairment test is required for existing goodwill as of the date of adoption of this Standard, which must be completed within the first year. Any impairment loss resulting from applying the transitional goodwill impairment test will be reported as a change in accounting principle. Goodwill recorded after adoption of this Standard is to be tested for impairment at least annually and any resulting impairment is not considered part of the change in accounting principle.

In June 2001, FASB issued Statement No. 143 (FAS 143), Accounting for Obligations Associated with the Retirement of Long-Lived Assets. FAS 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company currently plans to adopt this Statement effective January 1, 2003. The transition adjustment resulting from the adoption of FAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company is evaluating the effect the adoption of this Statement will have on its financial position and results of operations.

In August 2001, FASB approved Statement No. 144 (FAS 144), Accounting for Impairment or Disposal of Long-Lived Assets. FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The Company will adopt the Statement prospectively effective January 1, 2002. This timing of classifying a long-lived asset as held for sale may change as compared to previous accounting standards.

Implementation of FAS 141, 142, 143, and 144 should have no material impact on the Company's December 31, 2001 financial statements but would likely impact the Company in the event of future acquisitions. The Company is evaluating the impact of FAS 142 on its current intangible assets; however, it does not believe a significant modification to the current intangible asset amortization schedule will be necessary.

NOTE 2. ACQUISITIONS

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

The Company acquired GAC for $259,459 in cash and the assumption of approximately $1,100,000 in liabilities. In addition, the Company may be obligated to make earn-out payments to the former owner of GAC based upon the achievement of potential future revenue targets. The earn-out provision is based upon a percentage of equipment sales, as defined in the purchase agreement, in excess of certain thresholds through 2003. The sales thresholds approximate $1,000,000 for 1999 and increase ratably each year to a total sales threshold of at least $5,000,000 in 2003. No earn-out payments were earned for the years ended December 31, 2001, 2000, or 1999. Any earn-out payments will be recorded as an adjustment to the purchase price of the acquisition because the earn-out payments are based upon the future performance of the Company and not upon continued employment of the former owners. As of December 31, 2001, the maximum aggregate amount of the potential earn-out payments is approximately $3,500,000. The excess of the purchase price over fair market value of the underlying assets acquired of $1,078,000 was allocated to intangibles, including patents, non-compete agreements, trademarks, and goodwill based upon estimates of relative fair values. The intangible assets were being amortized over a 5 to 15 year period, dependent upon the nature of the assets and are included within the other assets caption of the balance sheet. In the fourth quarter of 2000, the Company performed an analysis of intangible assets related to the acquisition of GAC and determined that part of the carrying value of these assets is not recoverable due to continuous delays in the introduction of a new product, resulting in deterioration of market presence. As a result of such analysis, the Company recorded asset impairment charges before tax of $793,000 as of December 31, 2000. As of December 31, 2001, remaining unamortized intangible assets, after the asset impairment charges, totaled $67,669 and related to license fees paid on patents on technology that is currently being used.

NOTE 3. INVESTMENTS

The Company's investments as of December 31, 2001 of $1,926,769 consisted entirely of preferred stock investments. These investments were classified as available-for-sale and approximated fair value at December 31, 2001.

Investments as of December 31, 2000 included held-to-maturity and available-for-sale instruments. Investments classified as held-to-maturity at December 31, 2000, consisted of the following:

                                                            Gross           Gross
                               Amortized     Market       Unrealized      Unrealized
                                 Cost         Value     Holding Gains   Holding Losses
                               --------     --------    -------------   --------------
Short-term corporate bonds     $551,071     $550,693       $     --         $(378)

All of the held-to-maturity investments at December 31, 2000 matured in 2001. Market value is based upon quoted market prices for the investments.

Preferred stock investments of $896,799 at December 31, 2000 are classified as available-for-sale.

NOTE 4. NET INVESTMENT IN SALES-TYPE LEASES

The following sets forth the components of the net investment in sales-type leases as of December 31, 2001:

      Future minimum lease payments to be received are:

                         2002                                           $259,845
                         2003                                            129,474
                         2004                                             39,494
                                                                        --------
                                                                         428,813
Less: amount relating to interest                                         43,479
                                                                        --------
Present value of minimum lease
payments to be received                                                 $385,334
                                                                        ========

NOTE 5. INVENTORIES

Inventories, which include material, labor, and overhead, on December 31, 2001 and 2000, consisted of the following:

                                                   2001                  2000
                                                ----------            ----------
Raw materials                                   $3,766,365            $4,038,521
Work-in-process                                    567,475               762,684
Finished goods                                     239,518             1,097,185
                                                ----------            ----------
                                                $4,573,358            $5,898,390
                                                ==========            ==========

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment on December 31, 2001 and 2000, consisted of the following:

                                   Estimated useful lives       2001                2000
                                                             -----------         -----------
Land                                                         $    40,462         $    41,221
Buildings                              33 to 40 years          3,835,294           3,835,294
Leasehold improvements                    5 years                 29,239                  --
Furniture and equipment                3 to 10 years           2,355,163           2,210,395
                                                             -----------         -----------
                                                               6,260,158           6,086,910

Less accumulated depreciation                                 (2,865,881)         (2,480,882)
                                                             -----------         -----------

                                                             $ 3,394,277         $ 3,606,028
                                                             ===========         ===========

Depreciation expenses totaled $460,205 and $523,283 for the years ended December 31, 2001 and 2000, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities on December 31, 2001 and 2000, consisted of the following:

                                                          2001           2000
                                                       ----------     ----------
Accrued compensation and other related expenses        $  834,233     $  636,415
Accrued warranties                                        684,446        532,819
Unearned revenues-service contracts                       352,653        313,563
Unearned revenues-investment in sales-type leases         208,286        302,505
Other liabilities and accrued expenses                    132,079        633,889
                                                       ----------     ----------

                                                       $2,211,697     $2,419,191
                                                       ==========     ==========

NOTE 8. STOCK OPTION AND STOCK PURCHASE PLAN

In 1987, the Company established a stock option and stock appreciation rights plan (1987 Plan) qualified under Section 422 of the Internal Revenue Code of 1986. The 1987 Plan expired in accordance with its terms on December 31, 1997. Options to purchase 42,066 shares were outstanding under the 1987 Plan at December 31, 2001.

During 1992, the Company's Board of Directors, and during 1993, the Company's stockholders, approved the O. I. Corporation 1993 Incentive Compensation Plan (1993 Plan). The 1993 Plan provides for the granting of options to purchase up to 500,000 shares of the Company's common stock with the options having an exercise price of not less than the par value of such stock. Employees and nonemployee directors of the Company are eligible for such grants. The options generally expire ten years from the date of grant and generally vest over three or four years. During 2001, the Company granted 77,400 share options under the 1993 Plan, with a weighted average exercise price based on the stock price of $3.82 at the date of grant. As of December 31, 2001, 234,866 options were available for grant under the 1993 Plan. The 1993 Plan also allows for the granting of stock appreciation rights (SARs) and stock awards.

The 1993 Plan was amended effective January 1, 2001 to also provide for the one-time award of 6,000 shares to directors upon their initial election to the Board. During 2001, 24,000 shares were awarded under this provision resulting in $73,680 in compensation expense.

Both the 1987 Plan and the 1993 Plan allow for the exercise of options with mature shares. During 2001, 55,237 outstanding mature shares were used to exercise stock options for 133,060 shares of the Company's stock.

Options outstanding under the 1987 Plan and the 1993 Plan have exercise prices equal to the market value on the date of grant.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Awards of Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                2001      2000       1999
                                               ------     -----     ------
Net income                     As reported     $2,006     $ 616     $1,051
                               Pro forma        1,933       508        989

Basic earnings per share       As reported     $ 0.75     $0.21     $ 0.33
                               Pro forma         0.73      0.18       0.31

Diluted earnings per share     As reported     $ 0.74     $0.21     $ 0.32
                               Pro forma         0.72      0.18       0.30

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield of zero for each year; expected volatility of 37, 33, and 32, percent; risk-free interest rates of 6.38, 6.38, and 4.79 percent; and expected lives of seven years. The weighted average fair value at the date of grant for options granted during 2001, 2000, and 1999, was $1.90, $1.90, and $2.68, respectively.

Activity under the 1987 Plan and the 1993 Plan for each of the three years in the period ended December 31, 2001 was as follows:

                                                                                   Weighted Average
                                                 Shares         Price Per Share    Price per Share
                                                 ------         ---------------    ---------------
Options outstanding, December 31, 1998          351,466          $2.50 - $14.00         $4.37

    Options granted                              72,800           4.28 - 5.625           5.46
    Options exercised                           (20,666)          2.50 - 4.00            3.85
    Options forfeited or cancelled              (15,900)          3.50 - 5.625           4.42
                                               --------
Options outstanding, December 31, 1999          387,700           2.50 - 14.00           4.60

    Options granted                              62,400          3.875 - 3.969           3.88
    Options exercised                           (20,000)          3.50 - 3.63            3.61
    Options forfeited or cancelled              (24,500)          2.50 - 5.625           4.22
                                               --------
Options outstanding, December 31, 2000          405,600           2.50 - 14.00           4.56

    Options granted                              77,400           2.90 - 4.90            3.82
    Options exercised                          (152,694)          2.50 - 5.625           3.73
    Options forfeited or cancelled             (117,000)          2.50 - 5.625           3.99
                                               --------
Options outstanding, December 31, 2001          213,306           2.50 - 6.06            4.18

There were 86,766, 284,050, and 263,800 share options exercisable at December 31, 2001, 2000, and 1999, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2001:

                              Options Outstanding                   Options Exercisable
                   -----------------------------------------       ---------------------
                                                    Weighted                    Weighted
                              Weighted average      average                      average
   Ranges of                  remaining life in     exercise                    exercise
Exercise prices     Shares          years            price         Shares         price
---------------     ------    -----------------     --------       ------       --------
 $2.50 - $3.74      45,066           8.3             $3.10          8,666         $3.08
  3.75 - 5.62      134,440           6.8              4.17         66,200          4.02
  5.63 - 6.06       33,800           5.9              5.69         12,050          5.82

In 1989, the Company established an Employee Stock Purchase Plan, which the Board of Directors, in 1998, re-authorized to continue in its same format. Under the plan provisions, employees may purchase shares of the Company's common stock on a regular basis through payroll deductions. Any person who is a full-time employee of the Company is eligible to participate in the plan, with each participant's purchases limited to 10% of annual gross compensation. The Compensation Committee of the Board of Directors administers the plan. Shares of common stock are purchased in the open market or issued from shares held in treasury. The Company pays all commissions and contributes an additional 15% for the purchase of shares that are distributed to eligible participating employees. The Company's contribution to the plan was not significant in any of the years reported. The aggregate number of shares of common stock available for purchase under this plan is 200,000. As of December 31, 2001, 52,106 shares had been purchased under the plan.

NOTE 9. STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation, and other preferences are subject to determination by the Board of Directors. As of December 31, 2001, no preferred stock had been issued.

The Company's Board of Directors has authorized the Company to repurchase shares of its common stock through open market purchases or privately negotiated transactions. Since 1995, the Company has repurchased an aggregate 1,727,378 shares related to these authorizations. The shares are held by the Company and accounted for using the cost method. The Company is authorized to purchase up to 47,622 additional shares as of December 31, 2001.

NOTE 10. INCOME TAXES

The Company's operations are only taxed under domestic jurisdictions.

The provision for income taxes is summarized as follows:

                                                Years Ended December 31
                                        ---------------------------------------
                                          2001           2000            1999
                                        --------      ---------       ---------
Current provision:
   Federal                              $800,544      $ 680,730       $ 570,386
   State                                 153,623        108,266          55,291
Deferred provision (benefit)               3,504       (427,349)        (90,383)
                                        --------      ---------       ---------
                                        $957,671      $ 361,647       $ 535,294
                                        ========      =========       =========

The provision for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:

                                                     Years Ended December 31
                                                  ----------------------------
                                                  2001        2000        1999
                                                  ----        ----        ----
Tax at statutory rate                             34.0%       34.0%       34.0%
State income taxes, net of federal benefit         4.0         5.8         5.8
Future research and development credits           (5.9)         --          --
Reduction in valuation allowance                  (1.7)         --          --
Other, net                                         1.9        (2.9)       (6.1)
                                                  ----        ----        ----
                                                  32.3%       36.9%       33.7%
                                                  ====        ====        ====

Deferred tax assets (liabilities) are comprised of the following at December 31, 2001 and 2000:

                                                        Years Ended December 31
                                                      -------------------------
                                                         2001            2000
                                                      ---------       ---------
Current:
     Warranty reserve                                 $ 240,044       $ 233,127
     Bad debt allowance                                  50,730          98,760
     Inventory reserve                                   37,692          37,692
     Uniform capitalization                             158,873         222,933
     Accrued vacation                                    49,587          46,721
     Other                                               17,139          17,139
                                                      ---------       ---------
          Total current                               $ 554,065       $ 656,372
                                                      =========       =========

Noncurrent:
     Depreciation                                     $ 151,432       $  61,859
     Deferred compensation                               17,975          17,975
     Intangibles                                        182,148         249,375
     Other                                             (113,849)       (100,675)
                                                      ---------       ---------
          Total noncurrent                              237,706         228,534

Net tax asset before valuation allowance                791,771         884,906
Valuation allowance                                          --         (51,517)
                                                      ---------       ---------
Net deferred tax asset                                $ 791,771       $ 833,389
                                                      =========       =========

NOTE 11. EMPLOYEE BENEFIT PLANS

The Company maintains a Retirement Savings Plan (the 401(k) Plan) for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company's contributions to the 401(k) Plan are discretionary. Employees vest immediately in their contributions and vest in the Company's contributions ratably over five years. The Company accrued contributions of $150,000, $80,000, and $100,000 to the 401(k) Plan for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company has an agreement with the former owner of Floyd Associates, Inc. to pay a royalty equal to 5% of the net revenue earned from certain microwave-based products up to a maximum amount of $1,182,500. The contingent liability arose as a result of the acquisition of Floyd in 1994. No minimum payments are required in the agreement. The

Company recognized royalty expense related to this agreement of $34,860, $41,764, and $34,503, in 2001, 2000, and 1999, respectively.

The Company has entered operating leases for certain facilities. These operating leases expire in year 2006. Rental expense recognized in 2001, 2000, and 1999, was $150,000, $157,000, and $262,000, respectively. Future minimum rental payments under these leases for each year of 2002 through 2005 are $186,000 and $171,050 for 2006.

NOTE 13. SEGMENT DATA

Revenues related to operations in the United States and foreign countries for the years ended December 31, 2001, 2000, and 1999, are presented below. The basis for attributing revenues from external customers to individual countries is based upon locations to which the product is shipped. Long-lived assets related to continuing operations in the United States and foreign countries as of the years ended December 31, 2001, 2000, and 1999, are as follows:

                                                      Years Ended December 31
                                             -----------------------------------------
                                                 2001           2000           1999
                                             -----------    -----------    -----------
Net revenues from unaffiliated customers:
     United States                           $21,230,585    $19,402,106    $21,193,604
     Foreign                                   4,638,185      4,999,266      4,540,663

Long-lived assets at end of year:
     United States                           $ 3,394,277    $ 3,606,028    $ 3,895,235

One customer accounted for approximately 12% of revenues in 2001. No single customer accounted for more than 10% of revenues in 2000 and 1999. Sales to federal, state and municipal governments accounted for 13% of total revenues in 2001, 31% of total revenues in 2000, and 29% of total revenues in 1999.

NOTE 14. QUARTERLY INFORMATION (UNAUDITED)

Quarterly financial information for 2001 and 2000 is summarized as follows:

($ in thousands, except per share amounts)     First       Second      Third       Fourth
2001                                            Qtr.        Qtr.        Qtr.        Qtr.
-----------------------------------------------------------------------------------------
Net revenues                                   $6,585      $6,920      $5,872      $6,492
Gross profit                                    3,012       3,288       2,833       3,123
Net income                                        410         643         395         558
Basic earnings per share                       $ 0.15      $ 0.24      $ 0.15      $ 0.21
Diluted earnings per share                     $ 0.15      $ 0.24      $ 0.15      $ 0.20

($ in thousands, except per share amounts)     First       Second      Third       Fourth
2000                                            Qtr.        Qtr.        Qtr.        Qtr.
-----------------------------------------------------------------------------------------
Net revenues                                   $6,590      $5,968      $5,534      $6,309
Gross profit                                    2,904       2,465       2,360       3,227
Net income                                        340         115         160           1
Basic earnings per share                       $ 0.11      $ 0.04      $ 0.06      $ 0.00
Diluted earnings per share                     $ 0.11      $ 0.04      $ 0.06      $  0.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the identification, business experience, and directorships of each director and nominee for director of the Company, required by Item 401 of Regulation S-K and presented in the section entitled "Election of Directors-Nominees for Board of Directors" of the Company's Statement for the annual meeting of shareholders on May 6, 2002 (the "Proxy Statement"), is hereby incorporated by reference. See Item 1 for information relating to the identification and business experience of the Company's executive officers. The information relating to persons subject to Section 16 of the Securities Exchange Act of 1934 and the timeliness with which they have filed Forms 3, 4, and 5, required by Item 405 of Regulation S-K and presented in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to the cash compensation of directors and officers, required by Item 402 of Regulation S-K and presented in the section entitled "Election of Directors-Compensation of Directors" and "Election of Directors-Compensation of Executive Officers" of the Company's Proxy Statement for the annual meeting of shareholders on May 6, 2002, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership required by Item 403 of Regulation S-K, which is presented in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the annual meeting of shareholders on May 6, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to relationships and transactions required by Item 404 of Regulation S-K, which is presented in the section entitled, "Election of Directors - Executive Compensation - Certain Transactions, Employment Contracts, Termination of Employment and Change-in-Control Arrangements" of the Company's Proxy Statement for the annual meeting of shareholders on May 6, 2002, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Consolidated Financial Statements of O. I. Corporation and its
            subsidiary that are included in Part II, Item 8:

                                                                                                    Page
Report of Independent Accountants ..............................................................      23

Consolidated Balance Sheets at December 31, 2001 and 2000 ......................................      24

Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999 ........      25

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999 ....      26

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000,
   and 1999 ....................................................................................      27

Notes to Consolidated Financial Statements .....................................................      28

(a)   2.    Financial Statement Schedules required to be filed by Item 8 of this Form:

      All schedules are omitted as they are not required, or are not applicable, or the required information is included in the financial statements or notes thereto.

(a)   3.    Exhibits

            3.1   Articles of Incorporation of the Company.

            3.2   Bylaws of the Company.

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

          *10.4 1993 Incentive Compensation Plan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

           10.5 Registration Rights Agreement among O. I. Corporation and the former shareholders of CMS Research Corporation dated January 4, 1994 (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

           23.1   Consent of PricewaterhouseCoopers LLP.

           99.1 The O. I. Corporation definitive Proxy Statement, dated April 5, 2002, is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

(b)   Reports on Form 8-K.

                  No Form 8-K was filed for the quarter ended December 31, 2001.

----------
*     Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        O. I. CORPORATION


                                        /s/ William W. Botts
                                        ----------------------------------------
Date: March 26, 2002                    By: William W. Botts
      -----------------                     President and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                              Title                              Date
       ---------                              -----                              ----

/s/ William W. Botts            President, Chief Executive Officer,         March 26, 2002
---------------------------     Director                                    ---------------
William W. Botts


/s/ Juan M. Diaz                Corporate Controller,                       March 26, 2002
---------------------------     Principal Accounting Officer                ---------------
Juan M. Diaz


/s/ Jack S. Anderson            Director                                    March 26, 2002
---------------------------                                                 ---------------
Jack S. Anderson


/s/ Richard W. K. Chapman       Director                                    March 26, 2002
---------------------------                                                 ---------------
Richard W. K. Chapman


/s/ Edwin B. King               Director                                    March 26, 2002
---------------------------                                                 ---------------
Edwin B. King


/s/ Craig R. Whited             Director                                    March 26, 2002
---------------------------                                                 ---------------
Craig R. Whited

3. Exhibit Index

            3.1   Articles of Incorporation of the Company.

            3.2   Bylaws of the Company.

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

          *10.4 1993 Incentive Compensation Plan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

           10.5 Registration Rights Agreement among O. I. Corporation and the former shareholders of CMS Research Corporation dated January 4, 1994 (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

           23.1   Consent of PricewaterhouseCoopers LLP.

           99.1 The O. I. Corporation definitive Proxy Statement, dated April 5, 2002, is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

----------
*     Management contract or compensatory plan or arrangement.