Form 10-Q
period 2002-03-31
OI CORP
filed 2002-05-07
CIK 73773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2002


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _________to_________

                         Commission File Number: 0-6511


                                O. I. CORPORATION
             (Exact name of registrant as specified in its charter)

         OKLAHOMA                                                           73-0728053
----------------------------------                                  ------------------
 State of Incorporation                                                I.R.S. Employer
                                                                    Identification No.

          P.O. Box 9010
         151 Graham Road
     College Station, Texas                                                77842-9010
----------------------------------                                  ------------------
(Address of Principal Executive Offices)                                   (Zip Code)


Registrant's telephone number, including area code:                    (979) 690-1711
                                                                    ------------------


  -----------------------------------------------------------------------------
                         Former Name, Former Address and
                Former Fiscal Year, if Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]    No  [ ]



Number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002:

                                2,752,231 shares

                          PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par value)
                                   (unaudited)

                                                                                      March 31,  December 31,
                                                                                        2001         2001
                                                                                      ---------    --------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                           $   2,837    $  3,140
  Short-term investments, available-for-sale                                              1,884       1,927
  Accounts receivable-trade, net of allowance for
   doubtful accounts of $200 and $153, respectively                                       4,230       4,418
  Investment in sales-type leases                                                           237         260
  Inventories                                                                             4,825       4,573
  Income tax receivable                                                                     334         254
  Current deferred tax asset                                                                554         554
  Other current assets                                                                      128         148
                                                                                      ---------    --------
        Total current assets                                                             15,029      15,274

Property, plant and equipment, net                                                        3,418       3,394
Investment in sales-type leases, net of current                                             133         169
Long-term deferred income tax assets                                                        253         237
Other assets                                                                                553         570
                                                                                      ---------    --------
        Total assets                                                                 $   19,386   $  19,644
                                                                                      =========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                            $    1,515   $   1,330
  Accrued compensation and other related expenses                                           681         834
  Unearned revenues                                                                         594         561
  Accrued warranties                                                                        684         684
  Other liabilities and accrued expenses                                                    262         387
                                                                                     ----------   ---------
        Total current liabilities                                                         3,736       3,796

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.10 par value, 3,000 shares                                             --          --
    authorized, no shares issued and outstanding
  Common stock, $0.10 par value, 10,000 shares
    authorized 4,103 shares issued, 2,752 and
    2,751 outstanding, respectively                                                         410         410
  Additional paid in capital                                                              4,331       4,329
  Treasury stock, 1,351 and 1,352 shares,
    respectively, at cost                                                                (5,891)     (5,894)
  Retained earnings                                                                      16,787      16,961
  Accumulated other comprehensive income, net                                                13          42
                                                                                     ----------   ---------
       Total stockholders' equity                                                        15,650      15,848
                                                                                     ----------   ---------
       Total liabilities and stockholders' equity                                    $   19,386   $  19,644
                                                                                     ==========   =========


       See notes to unaudited condensed consolidated financial statements.

                                O.I. CORPORATION
                 Condensed Consolidated Statements of Operations
                         and Comprehensive Income (Loss)
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   ---------------------------

                                                                                     2002               2001
                                                                                   ---------         ---------
Net revenues                                                                       $   5,059         $   6,585
Cost of revenues                                                                       2,889             3,573
                                                                                   ---------         ---------
Gross profit                                                                           2,170             3,012

Selling, general and administrative expenses                                           1,922             1,897
Research and development expenses                                                        581               536
                                                                                   ---------         ---------
Operating (loss) income                                                                 (333)              579

Other income, net                                                                         69                76
                                                                                   ---------         ---------
(Loss) income before income taxes                                                       (264)              655

(Benefit) provision for income taxes                                                     (90)              245
                                                                                   ----------        ---------
Net (loss) income                                                                  $    (174)        $     410

Other comprehensive (loss) income, net of tax:
  Unrealized (losses) gains on investments available-for-sale                            (24)               21
                                                                                   ----------        ---------
Comprehensive (loss) income                                                        $    (198)        $     431
                                                                                   ==========        =========

(Loss) earnings per share:
     Basic                                                                         $   (0.06)        $    0.15
     Diluted                                                                       $   (0.06)        $    0.15

Shares used in computing (loss) earnings per share:
     Basic                                                                             2,752             2,677
     Diluted                                                                           2,752             2,684




       See notes to unaudited condensed consolidated financial statements.

                                O.I. CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------

                                                                                      2002             2001
                                                                                   ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                               $    (174)        $    410
   Depreciation & amortization                                                           137              158
   Deferred income taxes                                                                 (15)              (7)
   Loss (gain) on disposition of property                                                 10              (20)
   Change in working capital                                                            (123)               2
                                                                                   ---------         --------
     Net cash flows (used in) provided by operating
     activities                                                                         (165)             543

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant & equipment                                              (148)             (10)
   Proceeds from sale of assets                                                            4               20
   Maturity of investments                                                                --              300
   Change in other assets                                                                 --               (8)
                                                                                   ---------         --------
     Net cash flows (used in) provided by investing
     activities                                                                         (144)             302

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                  5                6
   Purchase of treasury stock                                                             --              (83)
                                                                                   ---------         --------
     Net cash flows provided by (used in) financing activities                             5              (77)
                                                                                   ---------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (304)             768

Cash and cash equivalents, at beginning of quarter                                     3,140            1,444
                                                                                   ---------         --------
Cash and cash equivalents, at end of quarter                                       $   2,837         $  2,212
                                                                                   =========         ========





       See notes to unaudited condensed consolidated financial statements.

                                O.I. CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                      (In thousands, except per share data)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

O.I. Corporation (the "Company"), an Oklahoma corporation, was organized in 1969. The Company designs, manufactures, markets, and services analytical, monitoring and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds.

The accompanying unaudited condensed consolidated financial statements have been prepared by O.I. Corporation and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All intercompany transactions and balances have been eliminated in the financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. INVENTORIES.

                                       Mar. 31, 2002        Dec. 31, 2001
                                       -------------        -------------

              Raw Materials            $       3,975          $   3,766
              Work in Process                    305                567
              Finished Goods                     545                240
                                       -------------          ---------
                                       $       4,825          $   4,573
                                       =============          =========

3. COMPREHENSIVE INCOME (LOSS).

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income (loss). The Company's components of comprehensive income (loss) are net income (loss) and unrealized gains and losses on available-for-sale investments.

4. EARNINGS (LOSS) PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. Options to purchase 274,506 shares of common stock for the three months ended March 31, 2002 were outstanding but were not included in the computation of diluted loss per share as these options would be anti-dilutive. For the three months ended March 31, 2001, options to acquire 388,900 shares of common stock at a weighted average exercise price of $4.72 per share was not included in the computation of dilutive earnings per share as the options' exercise price was greater than the average market price of the common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following are or may contain forward-looking statements within the meaning of the U.S. federal securities laws: (i) certain statements, including possible or assumed future results of operations, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) any statements contained herein regarding the prospects for the Company's business or products; (iii) any statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "estimates," "plans" or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

            These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. The Company's business and results of operations are subject to a number of assumptions, risks and uncertainties, many of which are beyond the Company's ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which are not guarantees of future performance and which speak only as of the date thereof.

            Factors that could cause actual results to differ materially include, but are not limited to, the Company's ability to attract and retain new customers, the financial condition and spending practices of the its customers, the Company's ability to provide products that meet the needs of its customers, advancements or changes in technology that may render the Company's products less valuable or obsolete, conditions in the environmental instrument market, and the Company's ability to obtain financing in the event it is needed.

            The cautionary statements contained or referred to herein should be considered in connection with any written or oral forward-looking statements that may be issued by the Company or persons acting on the Company's behalf. The Company does not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

CONTRACT WITH PARSONS INFRASTRUCTURE & TECHNOLOGY GROUP, INC. On December 18, 2001, the Company announced that it had been awarded a contract by Parsons Infrastructure & Technology Group, Inc., amounting to approximately $2,000,000 in total revenues, later amended to approximately $2,537,000, to supply a chemical-agent air-monitoring system for the Newport Chemical Agent Disposal Facility ("NECDF") in Newport, Indiana. This system will include MINICAMS(R) air monitors and the CHROM-NET(TM) networking and data-acquisition system. Parsons is under contract with the U.S. Department of Defense (U.S. Army) to supply chemical-agent monitoring equipment for the NECDF. The equipment will be used for air monitoring during chemical-agent destruction to be completed at the Newport plant. The first shipment of equipment is scheduled for the second quarter of 2002, and the final shipment is expected by year-end.

OPERATING RESULTS

Net revenues for the quarter ended March 31, 2002 were $5,059,000, compared to $6,585,000 for the same period of the prior year. Net revenues decreased due to the continuation of a weak economy causing a slowdown in capital spending and due to a decrease in sales of MINICAMS(R) chemical agent monitoring equipment. In the same period of the prior year, the Company recognized additional revenues of approximately $1.2 million related to a non-recurring purchase order amounting to approximately $4.6 million with Bechtel National, Inc. to supply MINICAMS(R).

Increases in domestic revenues from gel permeation chromatography products, refrigerant air monitors, and customer service were more than offset by decreases in revenues from flow analyzer products, GC components and systems, TOC analyzers, microwave digestion products, and beverage analyzers. Revenues from leasing activities also decreased compared to the same period of the prior year, which was primarily due to a slowdown in capital spending in the markets that the Company serves.

First quarter 2002 international revenues increased compared to the same quarter of 2001. Revenues in Europe increased due to higher sales of flow analyzer products, TOC analyzers, GC components and systems, microwave digestion products, and gel permeation chromatography products. Revenues from Asia decreased due to increased competition in that region. Sales in Latin America decreased due to adverse economic conditions in that region.

Gross profit for the first quarter of 2002 decreased to $2,170,000, or 43% of revenues, compared to $3,012,000, or 46% of revenues for the same quarter of 2001. The decrease in gross profit was primarily due to decreased sales and a decrease in manufacturing productivity, partially offset by a decrease in warranty expense related to establishing a reserve for products shipped under the agreement with Bechtel National, Inc., described above.

Research and development (R&D) expenses for the first quarter of 2002 increased to $581,000, or 11% of revenues, compared to the first quarter of 2001 expenses of $536,000, or 8% of revenues. The increase in R&D expenses for the first quarter of 2001 was due to increased expenses related to the development of potential new products.

Selling, general, and administrative (SG&A) expenses for the first quarter of 2002 increased to $1,922,000, or 38% of revenues, compared to $1,897,000, or 29% of revenues for the same quarter of 2001. SG&A expenses for the first quarter of 2002 increased due to higher selling expenses, advertising and marketing costs, and expenses for customer support.

Loss before income taxes for the first quarter of 2002 amounted to ($264,000), compared to income of $655,000 for the same period of 2001. The loss for 2002 was primarily due to lower revenues and increased R&D expenses. The effective tax rates were 34% for 2002 and 37% for 2001. Net loss for the first quarter of 2002 was ($174,000), compared to income of $410,000 in the same period of 2001. Basic and diluted loss per share was $0.06 per share in the first quarter of 2002 compared to earnings of $0.15 per share for the same period of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,837,000 as of March 31, 2002, compared to $3,140,000 as of December 31, 2001. Working capital, as of March 31, 2002, was $11,293,000, compared to $11,478,000 as of December 31, 2001. Working capital, as a percentage of total assets, was 58% as of March 31, 2002 and at December 31, 2001. The current ratio was 4.0 at March 31, 2002 and December 31, 2001. Total liabilities-to-equity ratio was 24% as of March 31, 2002, compared to 25% as of December 31, 2001.

Net cash flow provided by (used in) operating activities for the period ending March 31, 2002, was $(165,000), as compared to $543,000 for the same period of 2001. The decrease in cash flow provided by operating activities for 2002 was primarily due to a decrease in net income and changes in working capital. Net cash flow provided by (used in) investing activities was $(144,000) for the first quarter 2002, compared to $302,000 for the first quarter 2001. The decrease in cash provided by investing activities was due to an increase in the purchases of property, plant and equipment. Net cash flow provided by

(used in) financing activities for the first quarter 2002 was $5,000, compared to ($77,000) for the first quarter 2001. The increase in cash flow used in financing activities was due to fewer repurchases of the Company's Common Stock.

The Company has historically been able to fund working capital and capital expenditures from operations, and expects to be able to finance its 2002 working capital requirements from cash on hand and funds generated from operations. However, demand for the Company's products is influenced by the overall condition of the economy in which the Company sells its products, by the capital spending budgets of its customers and by the Company's ability to successfully meet, through its product offerings, the needs of its customers. The environmental instrument markets in which the Company competes have been flat or declining over the past several years, and the current economic downturn has resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, industrial and government customers are currently in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the erosion of average selling prices. We are uncertain how long the current downturn will last. The terrorist attacks on September 11, 2001 may exacerbate or extend this downturn. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our results of operations and, therefore, harm the primary source of our cash flows.

Other matters that could affect the extent of funds required within the short-term and long-term include future acquisitions of other businesses, extensive investments in product R&D activities, or spending to develop markets for the Company's products. The Company may engage in discussions with third parties to acquire new products or businesses or to form strategic alliances and joint ventures. This type of transaction may create a need for increased cash flow from sources other than the Company's current operating activities to complete these transactions. In addition, the Company may engage in significant R&D spending or market developing activities above current operating levels in order to respond to perceived market opportunities. These activities may require the Company to seek additional funds from sources other than its current operating activities. The Company believes that if the need arises in the future for funding of acquisitions, R&D or marketing activities, it would attempt to attain such funding on terms that are favorable to the Company.

ITEM 3. QUANTITATIVE AND INITIATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established polices and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair value of the Company's investments in preferred stock at March 31, 2002 was $1,884,000.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:  None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None

ITEM 5. OTHER INFORMATION: None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K: (a) None (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             O.I. CORPORATION
                                             (Registrant)


Date: May 7, 2002                            BY: /s/William W. Botts
                                                 --------------------
                                                 William W. Botts
                                                 President/CEO
                                                 Authorized Officer


Date: May 7, 2002                            BY: /s/Juan M. Diaz
                                                 --------------------
                                                 Juan M. Diaz
                                                 Corporate Controller
                                                 Principal Accounting Officer