Form 10-Q
period 2002-06-30
OI CORP
filed 2002-08-14
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2002


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _________ to _________

                         Commission File Number: 0-6511


                                O. I. CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)


                OKLAHOMA                                              73-0728053
----------------------------------------                      ------------------
          State of Incorporation                                 I.R.S. Employer
                                                              Identification No.

             P.O. Box 9010
            151 Graham Road
        College Station, Texas                                        77842-9010
----------------------------------------                      ------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's telephone number, including area code:               (979) 690-1711
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


    As of August 1, 2002, there were 2,756,992 shares of the issuer's common stock, $.10 par value, outstanding.

INDEX

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets (Unaudited)-
              June 30, 2002 and December 31, 2001                              3

            Condensed Consolidated Statements of Earnings and
              Comprehensive Income (Unaudited) - Three and Six Months
              Ended June 30, 2002 and 2001                                     4

            Condensed Consolidated Statements of Cash Flows
              (Unaudited) - Six Months Ended June 30, 2002 and 2001            5

            Notes to Unaudited Condensed Consolidated Financial
              Statements                                                       6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7

    Item 3. Quantitative and Qualitative Disclosures About Market Risk        10

PART II - OTHER INFORMATION                                                   11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par value)
                                   (unaudited)


                                                             JUNE 30,    DEC. 31,
                                                               2002        2001
                                                             --------    --------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                  $  2,194    $  3,140
  Short-term investments, held-to-maturity                        400          --
  Short-term investments, available-for-sale                    2,819       1,927
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $318 and $153, respectively            4,784       4,418
  Income tax receivable                                           172         254
  Investment in sales-type leases                                 241         260
  Inventories                                                   4,597       4,573
  Current deferred tax asset                                      554         554
  Other current assets                                            301         148
                                                             --------    --------
         TOTAL CURRENT ASSETS                                  16,062      15,274

Property, plant, and equipment, net                             3,388       3,394
Investment in sales-type leases, net of current                   133         169
Long-term investments, held-to-maturity                           500          --
Long-term deferred income tax assets                              275         237
Other assets                                                      538         570
                                                             --------    --------
         TOTAL ASSETS                                        $ 20,896    $ 19,644
                                                             ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                    $  1,639    $  1,330
  Accrued compensation and other related expenses                 702         834
  Unearned revenues                                             1,624         561
  Other liabilities and accrued expenses                          291         387
  Accrued warranties                                              684         684
                                                             --------    --------
        TOTAL CURRENT LIABILITIES                               4,940       3,796

Commitments and contingencies                                      --          --
Stockholders' equity:
  Preferred stock, $0.10 par value, 3,000 shares
   authorized, no shares issued and outstanding                    --          --
  Common stock, $0.10 par value, 10,000 shares
   authorized 4,103 shares issued, 2,756 and 2,751
   outstanding, respectively                                      410         410
  Additional paid-in capital                                    4,331       4,329
  Treasury stock, 1,347 and 1,352 shares,
   respectively, at cost                                       (5,875)     (5,894)
  Retained earnings                                            17,043      16,961
  Accumulated other comprehensive income                           47          42
                                                             --------    --------
       TOTAL STOCKHOLDERS' EQUITY                              15,956      15,848
                                                             --------    --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 20,896    $ 19,644
                                                             ========    ========


       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
     Condensed Consolidated Statements of Earnings and Comprehensive Income
                      (In thousands, except per share data)
                                   (unaudited)


                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30                 JUNE 30
                                               -------------------    --------------------
                                                 2002       2001        2002        2001
                                               --------   --------    --------    --------
Net revenues                                   $  5,560   $  6,920    $ 10,619    $ 13,505
Cost of revenues                                  2,869      3,632       5,757       7,204
                                               --------   --------    --------    --------
Gross profit                                      2,691      3,288       4,862       6,301

Selling, general & administrative
 expenses                                         1,924      1,877       3,847       3,775
Research and development expenses                   457        477       1,038       1,013
                                               --------   --------    --------    --------
Operating income (loss)                             310        934         (23)      1,513

Other income, net                                    78         91         147         167
                                               --------   --------    --------    --------
Income before income taxes                          388      1,025         124       1,680

Provision for income taxes                          132        382          42         628
                                               --------   --------    --------    --------
Net income                                     $    256   $    643    $     82    $  1,052

Other comprehensive income (loss)
net of tax:
  Unrealized gains (losses) on
  Investments, available-for-sale                    34         (7)          5         (11)
                                               --------   --------    --------    --------
Comprehensive income                           $    290   $    636    $     87    $  1,041
                                               ========   ========    ========    ========

Earnings per share:
     Basic                                     $   0.09   $   0.24    $   0.03    $   0.40
     Diluted                                   $   0.09   $   0.24    $   0.03    $   0.39

Shares used in computing earnings per share:
     Basic                                        2,755      2,646       2,754       2,662
     Diluted                                      2,786      2,654       2,793       2,669


       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)


                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                            -------------------
                                                              2002        2001
                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $    82     $ 1,052
   Depreciation & amortization                                  266         308
   Deferred income taxes                                        (54)        (17)
   Stock compensation expense                                    --          56
   Gain on disposition of property                               (5)        (28)
   Change in working capital                                    742         312
                                                            -------     -------
     Net cash flows provided by operating activities          1,031       1,683

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant & equipment                     (242)        (53)
   Proceeds from sale of assets                                  26          51
   Purchase of investments                                   (1,784)       (976)
   Maturity of investments                                       --         300
   Change in other assets                                         2          (9)
                                                            -------     -------
     Net cash flows (used in) investing activities           (1,998)       (687)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                        21          10
   Purchase of treasury stock                                    --        (133)
                                                            -------     -------
     Net cash flows provided by (used in) financing
     activities                                                  21        (123)
                                                            -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (946)        873

Cash and cash equivalents at beginning of period              3,140       1,444
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 2,194     $ 2,317
                                                            =======     =======


       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                      (In thousands, except per share data)


1.    GENERAL.

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

2.    INVENTORIES.

      Inventories, which include material, labor and overhead, on June 30, 2002 and December 31, 2001, consisted of the following:

                                            June 30, 2002         Dec. 31, 2001
                                            -------------         -------------
              Raw Materials                 $       3,465         $       3,766
              Work in Process                         749                   567
              Finished Goods                          383                   240
                                            -------------         -------------
                                            $       4,597         $       4,573
                                            =============         =============

3.    COMPREHENSIVE INCOME (LOSS).

      Comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity. The Company's components of comprehensive income are net income and unrealized gains and losses on available-for-sale investments.

4.    EARNINGS PER SHARE.

      The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. At June 30, 2002 and 2001, options to acquire 69,600 and 346,100 shares of common stock at weighted average exercise price of $6.48 and $4.92 per share, respectively, were not included in the computation of earnings per share as the options' exercise price is greater than the average market price of the common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, (i) possible or assumed future results of operations, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) prospects for the Company's business or products; and (iii) other matters that are not historical facts. These forward-looking statements are identified by their use of terms and phrases such as "expects," "anticipates," "intends," "estimates," "plans" and similar terms and phrases.

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

         Factors that could cause actual results to differ materially include, but are not limited to,

   o  the Company's ability to attract and retain new customers,

   o the financial condition and spending practices of the Company's customers,

   o the Company's ability to provide products that meet the needs of its customers,

   o advancements or changes in technology that may render the Company's products less valuable or obsolete,

   o  conditions in the environmental instrument market, and

   o  the Company's ability to obtain financing in the event it is needed.

         The cautionary statements contained or referred to herein should be considered in connection with any written or oral forward-looking statements that may be issued by the Company or persons acting on the Company's behalf. The Company does not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. When considering forward-looking statements, you should also keep in mind the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2001.

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto.

CONTRACT WITH PARSONS INFRASTRUCTURE & TECHNOLOGY GROUP, INC.

Parsons Infrastructure and Technology, Group, Inc. granted an amended purchase order totaling approximately $3,200,000 for MINICAMS(R) from the Company. Due to changes in the scope of the equipment needed, approximately $900,000 of this purchase order is on hold at this date. In June 2002, the first shipment was made under the purchase order amounting to approximately $800,000 for which revenue is expected to be recognized in the third quarter.

RESULTS OF OPERATIONS

Net revenues for the quarter ended June 30, 2002 decreased $1,360,000 or 20% to $5,560,000, compared to $6,920,000 for the same period of the prior year.

Net revenues decreased primarily due to a decrease in sales of MINICAMS(R) chemical agent monitoring equipment and the continuation of a weak economy causing a slowdown in capital spending. In the same period of the prior year, the Company recognized revenues of approximately $1.5 million related to a non-recurring purchase order amounting to approximately $4.6 million with Bechtel National, Inc. to supply MINICAMS(R).

Increases in revenues from gel permeation chromatography products (GPC), flow analyzer products, and leasing activities were more than offset by decreases in revenues from MINICAMS(R), GC components and systems, TOC analyzers, microwave digestion products, refrigerant air monitors, beverage analyzers, and customer service. Revenues for the period included approximately $475,000 from a customer choosing to make early payment on operating leases and to negotiate the purchase of the equipment.

Overall domestic sales in the U.S. decreased for the quarter ended June 30, 2002 compared to the same period of the prior year. Second quarter 2002 international revenues decreased compared to the same quarter of 2001. Increases in revenues from Europe and Asia were more than offset by declining revenues in Latin America. Revenues in Latin America continued to decrease during the second quarter due to adverse economic conditions in that region.

Year-to-date revenues through June 30, 2002 decreased $2,886,000, or 21% to $10,619,000 compared to $13,505,000 for 2001. The year-to-date decrease is primarily due to a decrease in sales of MINICAMS(R) chemical agent monitoring equipment and the continuation of a weak economy causing a slowdown in capital spending. In the same period of the prior year, the Company recognized revenues of approximately $2.7 million related to a non-recurring purchase order amounting to approximately $4.6 million with Bechtel National, Inc. to supply MINICAMS(R).

Revenues for the six months ended June 30, 2002, compared to the same period of the prior year, decreased across all product offerings, including sales of gel permeation chromatography products, refrigerant air monitors, beverage analyzers, flow analyzer products, GC components and systems, TOC analyzers, microwave digestion products, leasing activities and customer service. Revenues for the period included approximately $475,000 from a customer choosing to make early payment on operating leases and to negotiate the purchase of the equipment.

International revenues for the six months ended June 30, 2002 increased compared to the same period of 2001. Year-to-date revenues increased primarily due to higher sales in Europe. Year-to-date revenues from Asia decreased due to slow economic conditions in certain larger economies such as Japan. Sales in Latin America decreased due to continued adverse economic conditions in that region.

Gross profit for the second quarter of 2002 decreased $597,000, or 18% to $2,691,000, compared to $3,288,000 for the same quarter of 2001. For the second quarter of 2002, lower gross profit from sales was offset by higher gross profit from the sale of depreciated equipment held under operating leases to a customer choosing to make early payment on operating leases and to negotiate the purchase of the equipment. Gross profit represented 48% of revenues for both the three months ended June 30, 2002 and June 30, 2001. Year-to-date gross profit decreased $1,439,000, or 23% to $4,862,000, compared to $6,301,000 for the same period of 2001. Gross profit represented 46% and 47% of revenues for the six months ended June 30, 2002 and June 30, 2001, respectively. The decrease in gross profit dollars for the quarter and year-to-date was primarily due to a decrease in revenues and a decrease in manufacturing productivity, partially offset by a decrease in warranty expense related to establishing a reserve for products shipped under the agreement with Bechtel National, Inc., described above.

Research and development (R&D) expenses for the second quarter of 2002 decreased $20,000, or 4% to $457,000, compared to expenses of $477,000 for the second quarter of 2001. R&D represented 8% and 7% of revenues for the three months ended June 30, 2002 and June 30, 2001, respectively. The decrease in

R&D expenses for the second quarter of 2002 was due to the nearing completion of potential new products during the second quarter. Year-to-date R&D expenses through June 30, 2002 increased $25,000, or 2% to $1,038,000, compared to $1,013,000 for the same period of 2001. R&D expenses represented 10% and 8% of revenues for the six months ended June 30, 2002 and June 30, 2001, respectively. The increase in R&D expenses for the six months ended June 30, 2002 is due to increased expenditures in the first quarter of 2002 leading up to the completion of new product development cycles for potential new products.

Selling, general, and administrative (SG&A) expenses for the second quarter of 2002 increased $47,000 to $1,924,000, compared to $1,877,000 for the same quarter of 2001. SG&A expenses represented 35% and 27% of revenues for the three months ended June 30, 2002 and June 30, 2001, respectively. Year-to-date SG&A expenses through June 30, 2002, increased $72,000, or 2% to $3,847,000, compared to $3,775,000 for the same period of 2001. SG&A expenses represented 36% and 28% of revenues for the six months ended June 30, 2002 and June 30, 2001, respectively. SG&A expenses for the second quarter of 2002 and year-to-date increased due to higher selling expenses for salaries and other benefits, consulting fees, advertising and marketing.

Operating income (loss) for the second quarter of 2002 decreased $624,000, or 67% to $310,000, compared to $934,000 for the same quarter of 2001. Operating income (loss) for the six months ended June 30,2002 decreased $1,536,000 or 102% to ($23,000) compared to $1,513,000 for the same period of 2001. The decrease in operating income (loss) was primarily due to lower gross profit resulting from a decrease in revenues from sales of MINICAMS(R) products and sales of other products.

Income before income taxes for the second quarter of 2002 decreased $637,000, or 62% to $388,000, compared to income of $1,025,000 for the same period of 2001. Year-to-date income before income taxes decreased $1,556,000, or 93% to $124,000 through June 30, 2002, compared to $1,680,000 for the same period of 2001. The decrease in income before income taxes for 2002 was primarily due to lower revenues from sales of MINICAMS(R) products and other products, increased operating expenses, and a decrease in other income from lower interest income on cash and other investments due to lower interest rates compared to the same period last year.

The effective tax rate was 34% for the three and six months ended 2002, compared to 37% for the three and six months ended 2001.

Net income for the second quarter of 2002 decreased $387,000, or 60% to $256,000, compared to net income of $643,000 in the same period of 2001. Basic and diluted earnings per share was $0.09 per share, respectively, in the second quarter of 2002, compared to basic and diluted earnings of $0.24 per share for the same period of 2001. Year-to-date net income for 2002 decreased $970,000, or 92% to $82,000, compared to net income of $1,052,000 in the same period of 2001. Basic and diluted earnings per share were $0.03, compared to basic and diluted earnings per share of $0.40 and $0.39 per share, respectively, for the same period of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,194,000 as of June 30, 2002, compared to $3,140,000 as of December 31, 2001. Working capital, as of June 30, 2002, was $11,122,000, a decrease of 3%, compared to $11,478,000 as of December 31, 2001.
Working capital, as a percentage of total assets, was 53% as of June 30, 2002, compared to 58% as of December 31, 2001. The current ratio was 3.25 to 1 at June 30, 2002, as compared to 4.02 to 1 at December 31, 2001. Total liabilities-to-equity was 31% as of June 30, 2002, compared to 24% at December 31, 2001.

Net cash flows provided by operating activities for the six months ended June 30, 2002 was $1,031,000, compared to $1,683,000 for the same period of 2001. The decrease in cash flows provided by operating activities for the first six months in 2002 was primarily due to the decrease in net income, offset by an increase in accrued liabilities. Net cash flows (used in) investing activities for the six months ended June 30, 2002 was $(1,998,000), compared to $(687,000) for the same period of 2001. The increase in cash flows (used in) investing activities resulted from investments of available cash reserves. Net cash flows provided by (used in) financing activities for the six months ended June 30, 2002 was $21,000, compared to $(123,000) for the same period of 2001. The decrease in cash flows (used in) financing activities was due to reduced purchases of treasury stock in 2002. The Company purchased 19,530 shares of the Company's Common Stock during the second quarter of 2001. During the first six months of 2001, the Company purchased 47,494 shares of the Company's Common Stock. No shares of the Company's common stock have been purchased during 2002. As of June 30, 2002, the Company held 1,347,346 shares in treasury and is authorized to purchase only 47,622 additional shares.

The Company has historically been able to fund working capital and capital expenditures from operations, and expects to be able to finance its 2002 working capital requirements from cash on hand and funds generated from operations. However, demand for the Company's products is influenced by the overall condition of the economy in which the Company sells its products, by the capital spending budgets of its customers, and by the Company's ability to successfully meet, through its product offerings, the needs of its customers. The environmental instrument markets, in which the Company competes, have been flat or declining over the past several years, and the current economic downturn has resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, industrial and government customers are currently in a downward cycle characterized by diminished product demand, excess manufacturing capacity, and the erosion of average selling prices. We are uncertain how long the current downturn will last. The terrorist attacks on September 11, 2001 may exacerbate or extend this downturn. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our results of operations and, therefore, harm the primary source of our cash flows.

Other matters that could affect the extent of funds required within the short-term and long-term include future acquisitions of other businesses, extensive investments in product R&D activities, or spending to develop markets for the Company's products. The Company may engage in discussions with third parties to acquire new products or businesses or to form strategic alliances and joint ventures. These types of transactions may create a need for increased cash flow from sources other than the Company's current operating activities to complete these transactions. In addition, the Company may engage in significant R&D spending or market developing activities above current operating levels in order to respond to perceived market opportunities. These activities may require the Company to seek additional funds from sources other than its current operating activities. The Company believes that if the need arises in the future for funding of acquisitions, R&D, or marketing activities, it would attempt to attain such funding on terms that are favorable to the Company.

The Company conducts operations in leased facilities under an operating lease expiring on November 30, 2006. Future minimum rental payments under this lease for the remainder of 2002 are $93,300 and $186,600 for each year of 2003 through 2005 and $171,050 for 2006.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair market value of the Company's investments in debt securities and preferred stock at June 30, 2002 was $900,000 and $2,819,000, respectively.

                           PART II- OTHER INFORMATION

Item 1.     Legal Proceedings:  None

Item 2.     Changes in Securities:  None

Item 3.     Defaults upon Senior Securities:  None

Item 4. Submission of Matters to a Vote of Security Holders: At the Company's Annual Meeting of Shareholders on May 6, 2002, the following members were elected to the Board of Directors:

            Proposal #1.            Votes For            Withheld
            ------------            ---------            --------
            Jack S. Anderson        2,272,807             264,835
            William W. Botts        2,272,718             264,924
            Richard W.K. Chapman    2,272,807             264,835
            Edwin B. King           2,272,807             264,835
            Craig R. Whited         2,272,807             264,835

            The following proposals were also approved at the Company's Annual Meeting

            Proposal #2.                        Votes For    Against    Abstain
            ------------                        ---------    -------    -------
            Approval of the Company's
            2003 Incentive Compensation
            Plan                                1,014,810    482,022     53,389

            Proposal #3.                        Votes For    Against    Abstain
            ------------                        ---------    -------    -------
            Ratification of
            PricewaterhouseCoopers LLP
            as the Company's auditors           2,513,996      9,147     14,499

Item 5.     Other Information:  NONE

Item 6.     Exhibits and Reports on Form 8-K:

            (a)  Exhibits

                 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b)  Reports on Form 8-K

                 None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     O. I. CORPORATION
                                          --------------------------------------
                                                       (Registrant)


Date:       August 13, 2002               BY:        /s/ Juan M. Diaz
      ---------------------------             ----------------------------------
                                              Juan M. Diaz, Corporate Controller


Date:       August 13, 2002               BY:      /s/ William W. Botts
      ---------------------------             ----------------------------------
                                              William W. Botts, President and
                                              Chief Executive Officer

                                  Exhibit Index

Exhibit
Number         Exhibit Title
-------        -------------
99.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002