Form 10-Q
period 2002-09-30
OI CORP
filed 2002-11-15
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2002


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _______________

Commission File Number: 0-6511


                                O. I. CORPORATION
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


           OKLAHOMA                                    73-0728053
     ---------------------                    ---------------------------------
     State of Incorporation                   I.R.S. Employer Identification No.


         151 Graham Road
         P. O. Box 9010
      College Station, Texas                            77842-9010
---------------------------------------        ---------------------------------
 (Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including area code:  (979) 690-1711


                                 Not Applicable
         ---------------------------------------------------------------
              Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X         No
                                -------        --------

Number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 2002:

                                2,756,992 shares

                                      INDEX



PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited)-
                    September 30, 2002 and December 31, 2001                   3

                  Condensed Consolidated Statements of Earnings and
                    Comprehensive Income (Unaudited) - Three and Nine Months
                    Ended September 30, 2002 and 2001                          4

                  Condensed Consolidated Statements of Cash Flows
                    (Unaudited)- Nine Months Ended September 30, 2002
                    and 2001                                                   5

                  Notes to Unaudited Condensed Consolidated Financial
                    Statements                                                 6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        8

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                               15

         Item 4.  Controls and Procedures                                     15

PART II - OTHER INFORMATION                                                   16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                O.I. CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

                                                                                   SEPT. 30,         DEC. 31
                                                                                     2002              2001
                                                                                   --------         ---------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                        $  3,059         $   3,140
  Short-term investments, held-to-maturity                                              500                --
  Investments, available-for-sale                                                     3,196             1,927
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $231 and $153, respectively                                  4,635             4,418
  Income tax receivable                                                                  --               254
  Investment in sales-type leases                                                       242               260
  Inventories                                                                         4,434             4,573
  Current deferred tax asset                                                            554               554
  Other current assets                                                                  220               148
                                                                                   --------         ---------
        TOTAL CURRENT ASSETS                                                         16,840            15,274

Property, plant and equipment, net                                                    3,393             3,394
Investment in sales-type lease, net of current                                          169               169
Long-term investments, held-to-maturity                                                 500                --
Long-term deferred income tax assets                                                    450               237
Other assets                                                                            188               570
                                                                                   --------         ---------
        TOTAL ASSETS                                                               $ 21,540          $ 19,644
                                                                                   ========         =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                                          $  1,754          $  1,330
  Accrued compensation and other related expenses                                       917               834
  Income tax payable                                                                     87                --
  Unearned revenue                                                                    1,536               561
  Other liabilities and accrued expenses                                                405               387
  Accrued warranties                                                                    717               684
                                                                                   --------         ---------
        TOTAL LIABILITIES                                                             5,416             3,796

Commitments and contingencies                                                            --                --

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.10 par value, 3,000 shares
    authorized, no shares issued and outstanding                                         --                --
  Common stock, $0.10 par value, 10,000 shares
    authorized, 4,103 shares issued, 2,757 shares and
    2,686 shares outstanding at September 30, 2002
    and December 31, 2001, respectively                                                 410               410
  Additional paid in capital                                                          4,332             4,329
  Treasury stock, 1,346 shares and 1,417 shares at
    September 30, 2002 and December 31, 2001,
    respectively, at cost                                                            (5,871)           (5,894)
  Retained earnings                                                                  17,221            16,961
  Accumulated other comprehensive income                                                 32                42
                                                                                   --------         ---------
       TOTAL STOCKHOLDERS' EQUITY                                                  $ 16,124          $ 15,848
                                                                                   --------         ---------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $ 21,540          $ 19,644
                                                                                   ========          ========


       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPT 30                        SEPT 30
                                                            -----------------------        -----------------------

                                                              2002          2001            2002            2001
                                                            ------         -------         -------        --------
Net revenues:
  Products                                                  $ 5,893        $ 5,110         $14,630        $ 16,732
  Services                                                      795            762           2,677           2,645
                                                            -------        -------         -------        --------
                                                              6,688          5,872          17,307          19,377
Cost of revenues:
  Cost of goods sold                                          3,198          2,370           7,905           8,138
  Cost of services                                              538            678           1,674           2,149
                                                            -------        -------         -------        --------
                                                              3,736          3,048           9,579          10,287

Gross profit                                                  2,952          2,824           7,728           9,090
Selling, general & administrative expenses                    2,173          1,801           5,924           5,543
Research and development expenses                               614            517           1,652           1,530
                                                            -------        -------         -------        --------
Operating income                                                165            506             152           2,017
Other income, net                                                95            103             243             271
                                                            -------        -------         -------        --------
Income before income taxes                                      260            609             395           2,288
Provision for income taxes                                       88            214             135             841
                                                            -------        -------         -------        --------
Net income                                                  $   172        $   395         $   260        $  1,447
                                                            =======        =======         =======        ========
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on
  available-for-sale investments                                (15)            18             (10)             18
                                                            -------        -------         -------        --------
Comprehensive income                                        $   157        $   413         $   250        $  1,465
Earnings per share:
     Basic                                                  $  0.06        $  0.15         $  0.09        $   0.54
     Diluted                                                $  0.06        $  0.15         $  0.09        $   0.54

Shares used in computing earnings per share:
     Basic                                                    2,757          2,655           2,765           2,659
     Diluted                                                  2,764          2,674           2,795           2,671


       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                        --------------------------
                                                                                          2002              2001
                                                                                        -------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $  260           $  1,447
   Depreciation & amortization                                                              386                431
   Impairment loss on intangible assets                                                     346                 --
   Deferred income taxes                                                                   (208)               (20)
   Gain on disposition of property                                                          (26)               (43)
   Change in operating working capital                                                    1,747              1,030
                                                                                       --------           --------
       Net cash flows provided by operating activities                                    2,505              2,845

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                               (358)               (61)
   Proceeds from sales of assets                                                             37                 60
   Purchase of investments                                                               (2,284)              (976)
   Maturity of investments                                                                   --                550
   Change in other assets                                                                    (7)                12
                                                                                       --------           --------
       Net cash flows used in investing activities                                       (2,612)              (415)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                    26                 16
   Purchase of treasury stock                                                                --               (177)
                                                                                       --------           --------
       Net cash flows provided by (used in) financing
       activities                                                                            26               (161)
                                                                                       --------           --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (81)             2,269

Cash and cash equivalents at beginning of period                                          3,140              1,444
                                                                                       --------           --------
Cash and cash equivalents at end of period                                             $  3,059           $  3,713
                                                                                       ========           --======


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


2.    NEWLY ISSUED ACCOUNTING STANDARDS.

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations." This Statement requires that business combinations completed after June 30, 2001, be accounted for under the purchase method and further clarifies the criteria for recognition of intangible assets separately from goodwill. The adoption of FAS 141 did not have a material impact on the financial position and results of operations of the Company, but will impact the Company in the event of future acquisitions.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. The Company adopted the Statement on January 1, 2002.

      In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this Statement beginning on January 1, 2003. Due to the nature of our business, this new accounting pronouncement is not expected to have a significant impact on our reported results of operations and financial condition.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. During the third quarter ended September 30, 2002, the Company performed an evaluation of future prospects of certain products and their related intangible assets. As a result of this evaluation, the

      Company recorded an impairment loss for those intangible assets totaling approximately $346,000 (See Note 6).

      In May 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002", rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement eliminates the treatment of early extinguishments of debt as extraordinary items. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not believe that adoption of this Statement will have a material affect on its financial statements.

      In July 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability.

      The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe adoption of the provisions of this Statement will have a material impact on its financial statements.


3.    INVENTORIES.

      Inventories, which include material, labor and overhead, on September 30, 2002 and December 31, 2001, consisted of the following:



                                  Sept. 30, 2002    Dec. 31, 2001
                                  --------------    -------------
            Raw Materials            $  3,270        $  3,766
            Work in Process               744             567
            Finished Goods                420             240
                                     --------        --------
                                     $  4,434        $  4,573
                                     ========        ========

4.    COMPREHENSIVE INCOME (LOSS).

      Comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity. The Company's components of comprehensive income are net income and unrealized gains and losses on available-for-sale investments.

 5.   EARNINGS PER SHARE.

      The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. At September 30, 2002 and 2001, options to acquire 168,600 and 258,000 shares of common stock at a weighted average exercise price of $5.52 and $5.40 per share, respectively, were not included in the computation of earnings per share as the options' exercise price is greater than the average market price of the common shares.

6.    IMPAIRMENT OF INTANGIBLE ASSETS AND OBSOLETE INVENTORY.

      Consistent with the Company's accounting policies, during the three months ended September 30, 2002, the Company performed an annual evaluation of the future prospects of certain products and their related inventory and intangible assets. As a result of this evaluation, the Company decided to discontinue manufacturing, sales, service, and support for certain sample preparation, gas chromatography, and flow analyzer products. The Company came to these decisions because purchase components are no longer available for support of certain products, and the Company's current or anticipated sales volume for certain other products no longer represent a viable business opportunity for the Company.

      As a result of the determination to discontinue these products, the Company recorded an impairment loss for intangible assets and a loss for obsolete inventory related to those products. The impaired intangible assets consisted of acquired trade names and trademarks that are no longer used to market the Company's products, application notes for products that are no longer produced or sold, and patents on technology that is no longer used in the Company's products. To determine if any impairment existed, the Company compared the carrying amount of each intangible asset, separately, to the undiscounted cash flow stream over the remaining life of each intangible asset. To value the indicated impairment, the Company compared the carrying amount of each intangible asset, separately, to the fair value of those intangible assets. The Company determined the fair value of each intangible asset by estimating the future cash flows from the use and disposition of those intangible assets. The aggregate fair value of those intangible assets was less than the aggregate carrying value and resulted in an impairment loss totaling approximately $346,000, which is included in SG&A expense in the Consolidated Statement of Earnings and Comprehensive Income for the three and nine months ended September 30, 2002.

      The loss for obsolete inventory was determined by taking the total of the inventory related to these discontinued products and consistent with the Company's policy relating to obsolete inventory, the total of other inventory with no movement in six months, which the Company determined is no longer saleable based on available market information. The loss for obsolete inventory totaled approximately $200,000, and is included in Cost of Goods Sold in the Consolidated Statement of Earnings and Comprehensive Income for the three and nine months ended September 30, 2002.


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

RECENT DEVELOPMENTS

Parsons Infrastructure & Technology Group, Inc. granted a series of purchase orders totaling approximately $3,200,000 for MINICAMS(R) from the Company. Due to changes in the scope of the equipment needed, approximately $820,000 of this purchase order is on hold at the date of this filing. During the third quarter, shipments and revenue recognized under the Parson's purchase orders were $1,413,350 and $1,508,557, respectively. At the end of the third quarter, shipments amounting to $679,620 were deferred for revenue recognition purposes.

During the third quarter, the Company officially introduced for sale the LAN 9000 Beverage On-Line Analyzer, which is used to assist in maintaining beverage product quality control in the soft drink bottling industry. The LAN 9000 is used to monitor brix/diet and carbon dioxide content in beverage products and provide warnings when production conditions vary from quality standards.

The Company is continuing final testing of its Continuous Air Sampling System, which is used in combination with the MINICAMS(R) product to eliminate sampling blind spots and to reduce cycle time for air monitoring. There can be no assurance that these new products will be well received by customers, and future sales from these products may not meet the Company's expectations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

Total net revenues for the three months ended September 30, 2002 increased $816,000, or 14% to $6,688,000, compared to $5,872,000 for the same period of
2001. The increase in net revenues was primarily due to higher sales of products, which increased $783,000, or 16% to $5,893,000, compared to $5,110,000 for the same period of 2001. The increase in revenues from products was primarily due to higher sales of MINICAMS(R) chemical agent monitoring equipment and gas chromatography (GC) systems and components. Sales of the MINICAMS(R) product, a device used to detect, measure, and monitor chemical warfare agents, increased due to deliveries under the contract with Parsons Infrastructure and Technology Group, Inc. Sales of flow analyzers, microwave digestion products, and beverage analyzer parts and components also increased. Increases in sales of these products were partially offset by decreases in sales of total organic carbon (TOC) analyzers, sample preparation products, and refrigerant air-monitoring equipment. Sales of TOC analyzers and sample preparation products decreased in part due to increased competition. Sales of SAM MAX, a redesigned refrigerant air monitor introduced in the second quarter of 2001, decreased as the Company continues its efforts to establish the product in the marketplace. The current economic downturn and reduced capital spending by customers also continued to negatively affect sales across all of the Company's product offerings.

Net revenues from providing customer services, including rentals of the Company's products, for the three months ended September 30, 2002 increased $33,000, or 4% to $795,000, compared to $762,000 for the same period of 2001. The increase is primarily attributable to a decrease in demand for customer services during the same period of the prior year following the September 11, 2001 terrorist attacks. Revenues from rentals of the Company's products decreased due to a customer choosing to make early payment on several operating leases and effectively negotiating the purchase of a significant portion of the Company's rental inventory. The Company still maintains a rental inventory and offers it for rent to customers who need substitute equipment while their equipment is being serviced or who wish to temporarily use the Company's equipment.

Both domestic and international sales for the third quarter of 2002 increased compared to the same quarter in the prior year. Sales to Europe, Asia, and the Middle East/Africa regions increased due to continued requirement for volatiles analysis and inorganic nutrient monitoring within the industrial and environmental market sectors, although competition and unpredictable local economic conditions continue to affect sales in those regions. Sales to Latin America decreased due to continuing adverse local economic conditions and incomplete sales coverage in that region. The Company continues to actively invest in training foreign sales personnel and developing distribution channels in the hopes of positioning the Company for long-term success internationally.

The current economic downturn has resulted in reduced purchasing and capital spending in many of the markets that the Company serves, in particular, industrial and government customers. In addition, the environmental instrument market in which the Company competes has been flat or declining over the past several years. The Company remains cautiously optimistic about future sales and has identified a number of strategies it believes will allow it to grow its business despite this decline, including the acquisition of complementary businesses, developing new applications for its technologies and strengthening its presence in selected geographic markets. No assurance can be given that the Company will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in growth of the Company's business.

GROSS PROFIT

Total gross profit for the three months ended September 30, 2002, measured as a percent of revenues, decreased to 44% compared to 48% for the same period of the prior year. Contributing to the decrease in gross profit was an increase in manufacturing overhead costs, consisting primarily of the Company's determination to write off obsolete inventory amounting to approximately $200,000. A decrease in gross profit on product sales for the three months ended September 30, 2002 compared to same period of 2001 was partially offset by an increase in the profitability of providing services to customers. Gross profit on product sales decreased primarily due to lower sales of higher margin products. Gross profit from customer services increased due to increased efficiency in providing customer services combined with a reduction in costs.

OPERATING COSTS AND EXPENSES

Selling, general, and administrative (SG&A) expenses for the three months ended September 30, 2002 increased $572,000, or 21% to $2,173,000, or 32% of revenues, compared to $1,801,000, or 31% of revenues, for the same period of 2001. SG&A expenses for the third quarter of 2002 were higher than 2001 primarily due to an impairment loss of approximately $346,000 on certain intangible assets. Also contributing to the increase in SG&A expenses were increased costs for salaries and benefits, selling expenses and customer support.

During the three months ended September 30, 2002, the Company performed an annual evaluation of the future prospects of certain products and their related inventory and intangible assets. As a result of this evaluation, the Company decided to discontinue the manufacture, sale, service, and support for certain sample preparation, gas chromatography, and flow analyzer products. The Company came to these decisions because purchase components are no longer available for support of certain products, and sales volume for other products no longer represent a viable business opportunity for the Company. As a result of the determination to discontinue these products, the Company recorded an impairment loss for intangible assets totaling approximately $346,000, which is included in SG&A expense and a loss for obsolete inventory related to those products totaling approximately $200,000, which is included in Cost of Goods Sold in the Consolidated Statement of Earnings and Comprehensive Income for the three months ended September 30, 2002. The impaired intangible assets consisted of acquired trade names and trademarks that will no longer be used to market the Company's products, application notes for products that are no longer produced or sold, and patents that are no longer used in the Company's operations or that the Company allowed to expire. The loss for obsolete inventory was provided for the total of the inventory related to these discontinued products and the total of other inventory with no movement in six months, which the Company determined is no longer saleable based on available market information. The Company believes the discontinuation of these products will help streamline manufacturing operations, improve customer support, and increase sales effectiveness.

     Research and development (R&D) expenses for the third quarter of 2002 increased $97,000 or 19% to $614,000, or 9% of revenues, compared to $517,000, or 9% of revenues for the same period of 2001. The increase in R&D expense for the three months ended September 30, 2002, compared to the same period of 2001, was primarily due to efforts to develop and introduce potential new products, maintenance and support of existing products, including the purchase of supplies, use of contract services, and purchases of research supplies and equipment.

OPERATING INCOME

Operating income for the three months ended September 30, 2002 decreased $341,000, or 67% to $165,000, compared to $506,000 for the same period of 2001.
The decrease was primarily due to increases in operating expenses and losses from the impairment of intangible assets of $346,000 and from obsolete inventory of $200,000.

INCOME BEFORE INCOME TAXES

Income before income taxes decreased $349,000 or 57% to $260,000 for the three months ended September 30, 2002, compared to $609,000 for the same period of 2001. The decrease was primarily due to increases in operating expenses and losses from the impairment of intangible assets of $346,000 and from obsolete inventory of $200,000 and a decrease in other income from lower interest income on invested cash and other investments due to lower interest rates compared to the same period of the prior year.

PROVISION FOR INCOME TAXES

The effective tax rates for the three months ended September 30, 2002 and 2001 were 34% and 35%, respectively.

NET INCOME

Net income for the three months ended September 30, 2002 decreased $223,000 or 56% to $172,000, or $0.06 per share diluted, compared to $395,000, or $0.15 per share diluted, in the same period of 2001 primarily due to increases in operating expenses and losses from the impairment of intangible assets of $346,000 and from obsolete inventory of $200,000, and a decrease in other income.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

REVENUES

Year-to-date net revenues through September 30, 2002 decreased $2,070,000 or 11% to $17,307,000, compared to $19,377,000 for 2001, primarily due to a decrease in product sales. The decrease in net revenues was primarily due to lower sales of products, which decreased $2,102,000, or 13% to $14,630,000, compared to $16,732,000 for the same period of 2001. The decrease in revenues from products was primarily due to lower sales of MINICAMS(R) chemical agent monitoring equipment, TOC analyzers, and flow analyzers. Sales of MINICAMS(R) decreased compared to the same period of the prior year as the Company had more product deliveries attributable to a contract with Bechtel National, Inc. Except for an increase in sales of GC systems and components, which increased in part due to the sale of a portion of the Company's rental equipment to a customer, sales also decreased across other product offerings, including sample preparation products, beverage analyzers, refrigerant air monitors, and microwave digestion analyzers. Sales of TOC analyzers, flow analyzers, sample preparation products, microwave digestion analyzers decreased in part due to competition and a weak economy causing a slowdown in capital spending in the markets the Company serves. Revenues from SAM MAX decreased as the Company continues its efforts to establish the product in the marketplace.

Net revenues from providing customer services, including rentals of the Company's products, for the nine months ended September 30, 2002 increased $32,000 or 1% to $2,677,000, compared to $2,645,000 for the same period of 2001.
The increase is primarily attributable to improvements in the management of the Company's service resources and efforts to increase the Company's service coverage area. Revenues derived from rentals decreased due to a customer choosing to make early payment on operating leases and to negotiate the purchase of the equipment, effectively negotiating the purchase of a significant portion of the Company's rental inventory. The Company still maintains a rental inventory and offers it for rent to customers who need substitute equipment while their equipment is being serviced or who wish to temporarily use the Company's equipment.

International sales for the nine months ended September 30, 2002 increased compared to the same period of the prior year, while domestic sales decreased. Sales to Europe, Asia, and the Middle East/Africa region increased due to continued demand for organic volatile and inorganic nutrient monitoring solutions within the environmental and industrial client base, although difficult local economic conditions and competition continue to affect sales in those regions. Sales to Latin America decreased due to continuing adverse local economic conditions and incomplete sales coverage in that region. The Company continues to actively seek investment in foreign sales personnel and distribution channels in hopes of positioning the Company for long-term success internationally.

GROSS PROFIT

Total gross profit for the nine months ended September 30, 2002, measured as a percent of revenues, decreased to 45% compared to 47% for the same period of the prior year. Contributing to the decrease in gross profit was an increase in manufacturing overhead costs, consisting primarily of the Company's determination of write off obsolete inventory amounting to approximately $200,000. A decrease in gross profit on product sales for the nine months ended September 30, 2002 compared to the same period of 2001 was partially offset by an increase in the profitability of providing services to customers. Gross profit on product sales decreased primarily due to lower sales of higher margin products. Gross profit from customer services increased due to increased efficiency in providing customer services combined with a reduction in costs.

OPERATING COSTS AND EXPENSES

Year-to-date SG&A expenses for the nine months ended September 30, 2002, increased $381,000 or 7% to $5,924,000, or 34% of revenues, compared to $5,543,000, or 29% of revenues, for the same period of 2001. SG&A expenses for the third quarter of 2002 were higher than 2001 primarily due to an impairment loss on certain intangible assets totaling approximately $346,000. Also contributing to the increase in SG&A expenses were increased costs for salaries and benefits, selling expenses and customer support.

     Year-to-date R&D expenses through September 30, 2002 increased $122,000 or 8% to $1,652,000, or 10% of revenues, compared to $1,530,000, or 8% of revenues, for the same period of 2001. The increase in R&D expense for the nine months ended September 30, 2002, compared to the same period of 2001, was primarily due to efforts to develop and introduce potential new products, maintain and support existing products, including the purchase of supplies, use of contract services, and purchases of research supplies and equipment.

OPERATING INCOME

Operating income for the nine months ended September 30, 2002 decreased $1,865,000 or 92% to $152,000, compared to $2,017,000 for the same period of 2001. The decrease in operating income was primarily due to lower gross profit resulting from a decrease in revenues from product sales due to a weak economy and due to increases in operating expenses and losses from the impairment of intangible assets of $346,000 and from obsolete inventory of $200,000.

INCOME BEFORE INCOME TAXES

Income before income taxes for the nine months ended September 30, 2002 decreased $1,893,000 or 83% to $395,000, compared to $2,288,000 for the same period of 2001. The decrease in income before income taxes was primarily due to lower operating income resulting from a decrease in revenues from product sales, due to increases in operating expenses and losses from the impairment of intangible assets of $346,000 and from obsolete inventory of $200,000, and a decrease in other income from lower interest income on invested cash and other investments due to lower interest rates compared to the same period last year.

PROVISION FOR INCOME TAXES

The effective tax rates for the nine months ended September 30, 2002 were 34% and 37%, respectively.

NET INCOME

Net income for the nine months ended September 30, 2002 decreased $1,187,000 or 82% to $260,000, or $0.09 per share diluted, from $1,447,000, or $0.54 per share diluted, for the same period of 2001 primarily due to lower sales of products due to a continuing weak economy, increases in operating expenses and losses from the impairment of intangible assets of $346,000 and from obsolete inventory of $200,000, and a decrease in other income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,059,000 as of September 30, 2002, compared to $3,140,000 as of December 31, 2001. Working capital as of September 30, 2002, was $11,424,000, compared to $11,478,000 as of December 31, 2001. Working capital, as a percentage of total assets, was 53% as of September 30, 2002, compared to 58% as of December 31, 2001. The current ratio was 3.11 to 1 at September 30, 2002, as compared to 4.02 to 1 at December 31, 2001. Total liabilities-to-equity was 34% as of September 30, 2002, compared to 24% at December 31, 2001.

Net cash flow provided by operating activities for the nine months ended September 30, 2002, was $2,505,000, compared to $2,845,000 for the same period of 2001. The decrease in cash flow provided by operating activities for the first nine months of 2002 was primarily due to the decrease in net income. Net cash flow used in investing activities for the nine months ended September 30, 2002 was $(2,612,000), compared to $(415,000) for the same period of 2001. The decrease in cash flow from investing activities is primarily due to an increase in the purchase of investments for excess cash and improvements in certain manufacturing facilities and the replacement of some of the vehicles used in the Company's business. The Company invests its excess cash in low-risk investments that maximize after-tax return consisting of tax-advantage preferred stocks and shares in money market funds. Net cash flow provided by (used in) financing activities for the nine months ended September 30, 2002 was $26,000, compared to $(161,000) for the same period of 2001. The increase in cash flow from financing activities was due to a decrease in the repurchase of the Company's stock. The Company purchased 61,394 shares of the Company's common stock during the first nine months of 2001 under its stock repurchase program, but has not purchased any in 2002. As of September 30, 2002, the Company was still authorized to purchase up to 47,622 additional shares. The Company may, from time-to-time, repurchase its own shares when they are trading at a value that the Company finds is attractive. The Company may also seek expansion of this program in the future if it decides that is in its best interests.

The Company has historically been able to fund working capital and capital expenditures from operations, and expects to be able to finance its 2002 working capital requirements from cash on hand and funds generated from operations. However, demand for the Company's products is influenced by the overall condition of the economy in which the Company sells its products, by the capital spending budgets of its customers, and by the Company's ability to successfully meet, through its product offerings, the needs of its customers. The environmental instrument markets, in which the Company competes, have been flat or declining over the past several years, and the current economic downturn has resulted in reduced purchasing and capital spending in many of the markets that the Company serves worldwide. In particular, industrial and government customers are currently in a downward cycle characterized by diminished product demand, excess manufacturing capacity, and the erosion of average selling prices. The Company is uncertain how long the current downturn will last. Any further decline in its customers' markets or in general economic conditions would likely result in a further reduction in demand for its products and services and could harm its results of operations and, therefore, harm the primary source of its cash flows.

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

The Company conducts operations in leased facilities under an operating lease expiring on November 30, 2006. Future minimum rental payments under this lease for the remainder of 2002 are $46,650, $186,600 for each year of 2003 through 2005 and $171,050 for 2006.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair market value of the Company's investments in debt securities and preferred stock at September 30, 2002 was $1,000,000 and $3,196,000, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we are required to file under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives.

On November 13, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board/Chief Executive Officer and our Corporate Controller, of our disclosure controls and procedures. Our CEO and Controller concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to O.I. Corporation (and its consolidated subsidiary) required to be included in our Exchange Act reports.

Changes in Internal Controls
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation referred to above.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:  None

Item 3.  Defaults upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K:

     (a) Exhibits


         99.1 Written Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Written Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K:

         Form 8-K, Change in Registrant's Certifying Accountants was filed November 1, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       O.I. CORPORATION
                                       ------------------------
                                       (Registrant)



Date: November 14, 2002            BY: /s/ William W. Botts
                                       ------------------------
                                           William W. Botts
                                           President




                                 CERTIFICATIONS


I, William W. Botts, President/CEO of O.I. Corporation, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of O.I. Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                       /s/ William W. Botts
                                       -----------------------------------------
                                       William W. Botts
                                       Chairman of the Board, President &
                                       Chief Executive Officer
                                       (Principal Executive Officer)



I, Juan M. Diaz, Corporate Controller of O.I. Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of O.I. Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and


       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                       /s/ Juan M. Diaz
                                       -----------------------------------------
                                       Juan M. Diaz
                                       Corporate Controller
                                       (Principal Financial Officer)

                                  Exhibit Index

Exhibit
Number          Exhibit Title
-------         -------------

 99.1 Written Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2 Written Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002