Form 10-K
period 2002-12-31
OI CORP
filed 2003-03-31
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the fiscal year ended:  December 31, 2002
                                     -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         Commission file number:  0-6511
                                  ------

                                O. I. CORPORATION
             (Exact name of registrant as specified in its charter)

                OKLAHOMA                                  73-0728053
        (State of Incorporation)              (IRS Employer Identification No.)

        151 GRAHAM ROAD, BOX 9010
         COLLEGE STATION, TEXAS                           77842-9010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value, as of June 30, 2002, of the common stock (based on the average of the high and low trade prices of these shares on NASDAQ) of O. I. Corporation held by non-affiliates was approximately $11,693,704.

The number of shares outstanding of the common stock as of March 17, 2003 was 2,759,273.

                       DOCUMENTS INCORPORATED BY REFERENCE
           Proxy Statement for the 2003 Annual Meeting of Shareholders
    Part III information is incorporated by reference to the Proxy Statement

                                     PART I

ITEM 1. BUSINESS

GENERAL

O. I. Corporation (the "Company") is a corporation that was organized in 1963, in accordance with the Business Corporation Act of the State of Oklahoma, as Clinical Development Corporation, a builder of medical and research laboratories. In 1969, the Company moved from Oklahoma City, Oklahoma to College Station, Texas, and the Company's name was changed to Oceanography International Corporation. The Company's name was changed to O.I. Corporation in July 1980; and in January 1989, the Company filed to do business as OI Analytical to better align the company name with the products offered and markets served.

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

DEVELOPMENT OF THE COMPANY

The Company has historically expanded through internal development of new products and technologies, through the acquisition of technologies, product lines, market positions, competencies, and businesses, and through entering into alliances, distributorships, original equipment manufacturer supply agreements
(OEMs), and value added reseller agreements (VARs). Such developments, acquisitions, and agreements have provided the Company additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution. Recent developments include:

During the quarter ended September 30, 2002, the Company completed an evaluation of the future prospects of certain products and determined to discontinue manufacturing, sales, service, and support for certain sample preparation, gas chromatography, and ion analyzer products. The Company came to these decisions because purchase components are no longer available for support of those products, and sales volume for those products no longer represent a viable business opportunity for the Company. As a result of these decisions, the Company has determined that certain intangible assets amounting to approximately $346,000 are impaired and inventory amounting to approximately $200,000 is obsolete, together resulting in an expense of $546,000 for the period. The impaired intangible assets are from prior acquisitions and consist primarily of acquired trade names and patents that are no longer used, and the inventory write-off consists primarily of obsolete inventory resulting from the discontinuation of products.

On December 18, 2001, the Company announced that it had been awarded a contract by Parsons Infrastructure & Technology Group, Inc., amounting to approximately $2,000,000, later amended to approximately $2,537,000, to supply a chemical-agent air-monitoring system for the Newport Chemical Agent Disposal Facility ("NECDF") in Newport, Indiana. This system will include MINICAMS(R) air monitors and the CHROM-NET(TM) networking and data-acquisition system. Parsons is under contract with the U.S. Department of Defense (U.S. Army), to supply chemical-agent monitoring equipment for the NECDF. The equipment will be used for air monitoring during chemical-agent destruction to be completed at the Newport plant. Parsons Infrastructure & Technology Group, Inc. granted to the Company a series of purchase orders totaling approximately $3,200,000 for MINICAMS. Due to changes in the scope of the equipment needed, approximately $820,000 of this purchase order is currently on hold, and Parsons has indicated it is likely to be cancelled. During the fourth quarter ended December 31, 2002, shipments and revenue recognition under the Parson's purchase orders were $162,000 and $834,000, respectively. During 2002, approximately $2,300,000 of shipments were recognized as revenues and at the end of 2002, $7,900 was deferred for revenue recognition purposes.

On July 30, 2001, the Company sold the Aqua-Check(TM) product line to AquaMetrix, Inc. of Markham, Ontario, Canada for $75,000. The Company obtained the Aqua-Check product line in a purchase of the ALPKEM ion analyzer product line from Perstorp Analytical in May 1996. Even though the Aqua-Check was not the target of the Company's purchase, it was included, and it was not a strategic fit with the Company's product line. The Aqua-Check product line revenue and asset value were not material to the Company's revenues or assets.

The Company entered into an original equipment manufacturers' (OEM) agreement with Agilent Technologies Inc. (Agilent), effective December 1, 2000, subsequently renewed in December 2001 and December 2002. Since June 1988, the Company had operated as a value added reseller (VAR) of analytical instruments manufactured by Agilent (formerly Hewlett Packard Company). On September 15, 2000, Agilent notified the Company that the VAR agreement between the Company and Agilent would not be renewed upon its expiration on November 30, 2000. Under the terms of the expired VAR agreement with Agilent, the Company purchased analytical instruments, including gas chromatographs (GCs) and mass spectrometers (MS), integrated them with Company-manufactured components, and marketed these analytical systems for environmental analysis to comply with U.S. Environmental Protection Agency (USEPA) 500, 600, and 8000 Series Methods, and for other chemical analyses.

Company sales under the VAR agreement, which include both Agilent and Company components, are estimated to have been approximately 20% and 19% of total Company revenues for the years 1999 and 2000, respectively. Agilent cited the increasing competitive nature of the Company's products with their products as the reason for not renewing the VAR agreement. The VAR agreement provided for sales and marketing cooperation, whereas the OEM agreement does not provide for marketing cooperation, and the Company and Agilent will compete for the same business. Sales levels of GC systems and components have been substantially lower than year 2000 due to the change in this relationship. No assurances can be made that sales levels in the future under the Agilent OEM agreement will not continue to decline.

On February 1, 1999, the Company acquired certain assets of General Analysis Corporation (GAC), headquartered in South Norwalk, Connecticut. GAC designs, manufactures, and markets infrared gas and liquid analytical instruments and accessories used in laboratories, in-line and on-line liquid analysis and gas analysis in field monitoring applications. The Company acquired GAC for $259,459 in cash and the assumption of approximately $1,100,000 in liabilities. In addition, the Company may be obligated to make earn-out payments to the former owner of GAC based upon the achievement of potential future revenue targets (See
Note 12 of the consolidated financial statements). In 2000, the Company reviewed intangible assets including non-compete agreements, names, and unallocated goodwill related to this acquisition and determined that some of them were impaired; therefore, assets in the amount of $793,000, representing 91% of the then unamortized acquired intangible assets, were written off by a charge to expense.

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

The Company purchases analytical instruments including GCs and GC mass spectrometers (GC/MS) manufactured by GC companies, including purchases under an OEM agreement with Agilent Technologies, Inc. (Agilent), formerly Hewlett Packard Company. The Company integrates GC components with GCs and GC/MS to form customized GC analyzer systems including: VOC (volatile organic carbon) analyzers, BTEX (Benzene, Toluene, Ethylbenzene, and Xylenes) analyzers, pesticide analyzers, fluorinated by-products (FBA) analyzers, continuous emissions monitoring (CEM), continuous air monitoring analyzers for air toxins and VOCs, permeating testing, and ethyleneoxide analyzers.

The Company configures GC systems in standard and custom configurations to meet market needs in the laboratory, in the field, and on line. Configured systems can analyze chemical compounds in gas, liquids, or solids matrices using the appropriate components. The Company purchases GCs and GC/MSs manufactured by others and procures GC components, GCs, and GC/MSs pursuant to a number of different arrangements, including an Original Equipment Manufacturer (OEM) Agreement with Agilent.

TOTAL ORGANIC CARBON ANALYZER SYSTEMS The Company designs, manufactures, markets, and services Total Organic Carbon (TOC) analyzers and related accessories that are used to measure organic and inorganic carbon levels in ultrapure water, drinking water, groundwater, wastewater, soils, and solids. The Company's TOC analyzers are used in testing required by the USEPA and testing ultrapure water used in U.S. pharmaceutical methods; the manufacturing of semiconductors; power generation; and oceanographic research. TOC products produced by the Company include: High Temperature Persulfate TOC Analyzer; Combustion TOC Analyzer; and TOC Solids Analyzer.

ION ANALYSIS SYSTEMS The Company designs, manufactures, markets, and services Segmented Flow Analyzers (SFA), Flow Injection Analyzers (FIA), and field portable instruments such as the Flow Solution(R) IV; Flow Solution 3000; and CNSolution(TM) 3000 (cyanide analyzer). These instruments perform a wide range of ion analyses, including the measurement of nitrate, nitrite, phosphate, ammonia, chloride, alkalinity, and sulfate in liquids. The Company's CN Analyzer can perform total cyanide analysis in a number of industrial applications including cyanide testing in gold and silver mining, electroplating, metal finishing, and semiconductor operations. The SFA, FIA, and CN Analyzer products may be equipped with autosamplers to enhance productivity.

SAMPLE PREPARATION PRODUCTS AND SYSTEMS The Company designs, manufactures, markets, and services sample preparation instrumentation used to prepare sample matrices for analysis. The most time-consuming part of chemical analysis is sample preparation. Procedures, techniques, and instruments that can reduce total sample preparation time are highly desirable for analysis of chemical compounds. The Company's sample preparation products and systems include Microwave Digestion Systems; and Gel Permeation Chromatography (GPC) Systems.

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

         CONTINUOUS REFRIGERANT MONITORS are used by the chiller/refrigerant industry for the rapid detection of low-level refrigerant leaks. These instruments can monitor for all refrigerants including CFCs (chlorofluorocarbons), HFCs (hydrofluorocarbons), HCFCs (hydrochloro-fluorocarbons), and ammonia and meet ASHRAE (American Society of Heating, Refrigerating, and Air-conditioning Engineers) 15-1994 Safety Code Requirements.

         BEVERAGE ANALYZERS are used on-line and in the laboratory to measure dissolved Brix (sugar), diet syrup, and carbon dioxide in beverages. This equipment is currently used in soft-drink bottling plants, breweries, and wineries.

SALES BY LOCATION

All of the Company's assets are located in the United States and all sales are conducted in U.S. dollars. There have been no sales or transfers between geographic areas during the last five fiscal years. Estimated net revenues attributable to the United States, export revenues as a group, and the number of countries in which export revenues were generated are as follows:

     $ in thousands                   2002        2001        2000        1999        1998
     --------------                -------     -------     -------     -------     -------
     Net Revenues:
        United States              $17,699     $21,231     $19,402     $21,193     $18,732
        Export                       5,984       4,638       4,999       4,541       4,952
                                   -------     -------     -------     -------     -------
            Total                  $23,683     $25,869     $24,401     $25,734     $23,684
                                   =======     =======     =======     =======     =======

     % Revenues:
        United States                   75%         82%         80%         82%         79%
        Export                          25%         18%         20%         18%         21%
                                   -------     -------     -------     -------     -------
            Total                      100%        100%        100%        100%        100%
                                   =======     =======     =======     =======     =======

     Number of countries-export         70          58          61          59          54

Sales to the European-African region was approximately 13% of net revenues for 2002; however sales did not exceed 10% of revenues to any particular international geographic area for any of the years 1998 to 2001.

MANUFACTURING

The Company manufactures products by using similar techniques and methods at two locations in the U.S. The Company's manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, and calibration and validation of configured systems. The Company's products have been certified pursuant to safety standards by one or more of the following agencies: Underwriters Laboratories (UL), Canadian Standards Association (CSA), and/or the European Committee for Electrotechnical Standardization (CE). These agencies and others also certify that instruments meet certain performance standards and that advertised specifications are accurate. During 1999, the Company obtained ISO 9001 certification for its College Station, Texas manufacturing operations. The Company is in the process of obtaining ISO 9001 certification for its Birmingham, Alabama manufacturing operations.

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

RESEARCH AND DEVELOPMENT

The analytical instrumentation industry is subject to rapid changes in technology. The Company's success is heavily dependent on its ability to continually improve its existing products, advance and broaden employed technologies, increase product reliability, improve product performance, and improve handling of data produced from analysis, and at the same time to reduce the physical size of the product, reduce cycle time of analysis, and maintain or reduce product cost. Research and development costs, relating to both present and future products, are expensed as incurred, and such expenses were $2,246,000 in 2002, $2,157,000 in 2001, and $1,943,000 in 2000. The Company actively pursues development of potential new products, including custom-configured GC systems and components, instrument control and data reporting software systems, dedicated analyzers, including TOC and ion analyzers, microwave systems and other sample preparation products, on-line beverage monitors, and continuous air monitoring systems to measure refrigerants.

PATENTS

The Company holds both U.S. and international patents and has both U.S. and international patent applications pending. The Company currently holds 26 patents as of year-end 2002, which expire between the years 2003 and 2019 compared to 30 patents in the prior year. As a matter of policy, the Company vigorously pursues and protects its proprietary technology positions and seeks patent coverage on technology developments that it regards as material and patentable. While the Company believes that all of its patents and applications have value, its future success is not dependent on any single patent or application.

COMPETITION

The Company encounters aggressive competition in all aspects of its business activity. The Company competes with many firms in the design, manufacture, and sale of analytical instruments, principally on the basis of product technology and performance, product quality and reliability, sales and marketing capability, access to channels of distribution and product support, delivery, and price. Most of the Company's competitors have significantly greater resources than the Company in virtually all aspects of competition, including financial and related resources, market coverage on a global basis, breadth of product(s) in each market segment(s) served, access to human and technical resources, buying power, and marketing strength, including brand recognition, market share, and bundled product sales.

EMPLOYEES

As of December 31, 2002, the Company had 160 full-time employees. The Company employs scientists and engineers who research and develop potential new products. To protect the Company's proprietary information, the Company has confidentiality agreements with its employees who come in contact with such information. None of the Company's employees are covered by a collective bargaining agreement. Management believes that relations between the Company and its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, positions, and offices, as of December 31, 2002, are as follows:

            Name             Age                      Position                     Date Elected to Position
            ----             ---                      --------                     ------------------------
    William W. Botts          60       President and Chief Executive Officer,                1985
                                       Chairman of the Board                                 1986

    Jane A. Smith             54       Vice President/Corporate Secretary                    1990

    Juan M. Diaz              29       Corporate Controller                                  2001

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

Juan M. Diaz joined the Company as Corporate Controller on June 30, 2001. Prior to joining the Company, he was Audit Manager for Arthur Andersen LLP in Houston, Texas. He received his Certified Public Accountant certification in 2000.

ENVIRONMENTAL REGULATIONS

The Company believes it is in compliance with federal, state, and local laws and regulations involving the protection of the environment. The Company routinely handles small amounts of materials that might be deemed hazardous. Hazardous materials are primarily introduced into the Company's products by end users rather than by the Company. The Company believes there will be no material effect upon its capital expenditures, earnings, and competitive position caused by its compliance with federal, state, or local provisions regulating the discharge of materials into the environment or relating to the protection of the environment. However, to the extent that analytical instruments designed and manufactured by the Company for environmental analysis are purchased by its customers to assist them in complying with environmental regulations, changes to these regulations could reduce demand for some of the Company's products.

SOURCES OF RAW MATERIALS

The Company produces its products from raw materials, component parts, and other supplies that are generally available from a number of different sources. The Company has few long-term contracts with suppliers. For certain purchased materials, the Company has developed preferred sources on the basis of quality and service. Several purchased components are supplied by single source suppliers. There can be no assurance that these preferred or single sources will continue to make materials available in sufficient quantities, at prices, and on other terms and conditions that are adequate for the Company's needs. However, there is no indication that any of these preferred or single sources will cease to do business with the Company. The Company believes that in the event of any such cessation, adequate alternate sources would be available, although perhaps at increased costs to the Company or that the risk of cessation is only significant to the Company's older products for which the Company plans to discontinue manufacturing and support and that have been or will be replaced by newer versions. The Company uses subcontractors to manufacture certain components of its products. Subcontractors often are small businesses that can be affected by economics and other factors that would impact their ability to be a reliable supplier. Substitute suppliers and/or components may require reconfiguration of products, which might result in significant product changes in the view of customers, ultimately resulting in the Company having discontinued such products.

BACKLOG OF OPEN ORDERS

The Company's backlog of orders on December 31, 2002 was approximately $5,326,928, compared to $3,529,000 for December 31, 2001, and $6,004,000 as of
December 31, 2000. The Company's policy is to include in its backlog only purchase orders or production releases that have firm delivery dates in the twelve-month period following December 31, 2002. Recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors. The Company anticipates that substantially all of its present backlog of orders will be shipped or completed during 2003.


CUSTOMERS

The Company's customers include various military agencies of the U.S. government, industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities, environmental testing laboratories, beverage bottlers, and chiller-refrigerant companies. One customer accounted for approximately 10% of revenues in 2002, 12% of revenues in 2001; and no single customer accounted for more than 10% of revenues for 2000; except that federal, state, and municipal governments and public and private research institutions in the aggregate accounted for 17% of revenues in 2002, 13% of revenues in 2001, and 31% of revenues in 2000. A decrease in sales to these groups could have a material adverse impact on the Company's results of operations. Export sales accounted for 25% of revenues in 2002, compared to 18% of revenues in 2001, and 20% in 2000.

ITEM 2. PROPERTIES

The Company owns a facility with space of approximately 68,650 sq.ft. located on
11.29 acres of land in College Station, Texas and until January 31, 2003, leased warehouse space of approximately 4,500 sq.ft. near its facility. The Company leases approximately 20,000 sq.ft. of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring in December 2006. The Company also leases 500 sq.ft. of office space in Edgewood, Maryland under a lease, which can be automatically renewed annually up to three years. The Company believes that its facilities are in good condition and are suitable for its present operations and that suitable space is readily available for expansion or if any of its leases are not extended.

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

Certain claims are pending against the Company with respect to matters arising out of the ordinary conduct of its business. For all claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK MARKET INFORMATION The Company's Common Stock trades on the NASDAQ Stock Market under the symbol: OICO. Information below is contained in a statistical report obtained from the National Association of Securities Dealers, Inc. (NASD). The ranges of high and low trade prices for the Company's Common Stock for 2002 and 2001 were as follows:

                                     2002               2001
                               ----------------    ----------------
                                High       Low      High      Low
                               ------    ------    ------    ------
         First Quarter         $7.550    $5.360    $3.797    $2.250
         Second Quarter         6.190     4.220     3.750     2.500
         Third Quarter          5.050     2.950     6.640     2.900
         Fourth Quarter         4.300     2.910     9.500     4.900

NOTE: The above quotations represent prices between dealers, do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

DIVIDENDS The Company has never paid dividends on the Common Stock, and management does not anticipate paying any dividends in the near future.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK As of March 17, 2003, there were approximately 887 holders of record of the Company's Common Stock.

EQUITY COMPENSATION PLAN INFORMATION is incorporated by reference in Item 12.

ITEM 6. SELECTED FINANCIAL DATA


($ in thousands except per share amounts)        2002           2001           2000           1999           1998
                                             ----------     ----------     ----------     ----------     ----------

Income statement data:
Net revenues                                 $   23,683     $   25,869     $   24,401     $   25,734     $   23,684
Income before income taxes                          871          2,964            978          1,587          2,859
Net income                                          658          2,006            616          1,051          1,822

Diluted earnings per share                   $     0.24     $     0.74     $     0.21     $     0.32     $     0.50

Balance sheet data:
Total assets                                 $   20,982     $   19,391     $   17,905     $   19,490     $   18,828
Working capital                                  12,355         11,478          8,983          7,964         10,028
Shareholders' equity                             16,551         15,849         13,796         14,533         14,744

Common size income statement data:
Net revenues                                      100.0%         100.0%         100.0%         100.0%         100.0%
Cost of revenues                                   55.0           52.6           55.0           58.0           53.9
                                             ----------     ----------     ----------     ----------     ----------

    Gross profit                                   45.0           47.4           45.0           42.0           46.1


Selling, general, and administrative               31.8           28.9           30.4           29.9           30.0

Research and development                            9.5            8.3            8.0            7.3            6.1

Impairment of intangible assets                     1.4            0.0            4.0            0.0            0.0

    Operating income                                2.3           10.2            2.6            4.8           10.0

Other income, net                                   1.3            1.3            1.4            1.4            2.1
                                             ----------     ----------     ----------     ----------     ----------
    Income before income taxes                      3.6           11.5            4.0            6.2           12.1

Provision for income taxes                          0.9            3.7            1.5            2.1            4.4
                                             ----------     ----------     ----------     ----------     ----------

    Net income                                      2.7%           7.8%           2.5%           4.1%           7.7%
                                             ==========     ==========     ==========     ==========     ==========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACT WITH PARSONS INFRASTRUCTURE & TECHNOLOGY GROUP, INC. On December 18, 2001, the Company announced that it had been awarded a contract by Parsons Infrastructure & Technology Group, Inc. to supply a chemical-agent air-monitoring system for the Newport Chemical Agent Disposal Facility ("NECDF") in Newport, Indiana. The order includes MINICAMS air monitors and the CHROM-NET networking and data-acquisition system. Parsons is under contract with the U.S. Department of Defense (U.S. Army), to supply chemical-agent monitoring equipment for the NECDF. The equipment will be used for air monitoring during chemical-agent destruction to be completed at the Newport plant. Parsons granted a series of purchase orders totaling approximately $3,200,000 for MINICAMS, and subsequently approximately $820,000 of the remaining order was placed on hold, and Parsons has indicated it is likely to be cancelled. During the fourth quarter, shipments and revenue recognition under the Parson's purchase orders were approximately $162,000 and $834,000, respectively. At the end of the fourth quarter, shipments amounting to $7,900 were deferred for revenue recognition purposes.


VALUE ADDED RESELLER (VAR) AGREEMENT WITH AGILENT TECHNOLOGIES, INC. (AGILENT) On September 15, 2000, Agilent notified the Company that the VAR agreement between the Company and Agilent would not be renewed upon its expiration on November 30, 2000. Company sales under the VAR agreement, which include both Agilent and Company components, are estimated to have been approximately 20% and 19% of total Company revenues for the years 1999 and 2000, respectively. Agilent cited the increasing competitive nature of the Company's products with their products as the reason for not renewing the VAR agreement. The VAR agreement provided for sales and marketing cooperation, whereas the original equipment manufacturers (OEM) agreement does not provide for marketing cooperation, and therefore, the Company and Agilent will compete for the same business. On December 1, 2000, the Company entered into an OEM agreement with Agilent, subsequently renewed in December 2001 and December 2002. No assurances can be made that Agilent will renew the OEM agreement, nor that the Company will sustain sales levels in the future under the Agilent OEM agreement. As the Company continues to evaluate its alternatives, it may be determined that continuing the OEM agreement is not its best strategy.


                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to implement critical accounting policies and to make estimates that could significantly influence the results of operations and financial position. The accounting policies and estimates that significantly influence the results of the Company's operations and its financial position include revenue recognition policies, the valuation allowance for inventories and accounts receivable, evaluation of the impairment of and estimated useful lives of goodwill and intangible assets, estimates for future losses on product warranties, and the necessity for a deferred income tax asset valuation reserve.


REVENUE RECOGNITION The Company derives revenues from three sources: system sales, part sales, and services. For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer and collection is reasonably assured. The Company's sales are typically not subject to rights of return and, historically, sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services are accounted for as multiple-element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Revenue related to part sales is recognized when the parts have been shipped and title and risk of loss have passed to the customer. Deferred revenue, net of related deferred cost of sales is presented, as unearned revenues in accrued liabilities in the accompanying consolidated balance sheets.

Products generally carry one year of warranty. Once the warranty period has expired, the customer may purchase an extended product warranty typically covering an additional period of one year. Extended warranty billings are generally invoiced to the customer at the beginning of the contract term. Revenue from extended warranties is deferred and recognized ratably over the duration of the contracts. Unearned maintenance and extended warranty revenue is included in deferred revenues in accrued liabilities in the accompanying consolidated balance sheets.

Revenues from bill and hold sales are recognized in accordance with the criteria specified in SAB 101. In addition to the criteria above, the customer must request that the transaction be on a bill and hold basis and have a substantial business purpose for ordering the goods on that basis; there must be a reasonable, fixed schedule for delivery consistent with the business purpose, the Company no longer retains any performance obligations and the earnings process must be substantially complete, and the items sold are segregated from the rest of the Company's inventory and must be ready for final shipment to the customer.


INVENTORIES Inventories consist of electronic equipment and various components. The Company operates in an industry where technological advances or new product introductions are a frequent occurrence. Either one of these occurrences can make obsolete or significantly impair customer demand for a portion of the Company's inventory on hand. The Company regularly evaluates its inventory and maintains a reserve for inventory obsolescence and excess inventory. As a policy, the Company provides a reserve for products with no movement in six months or more and which management determines, based on available market information, are no longer saleable. The Company also applies subjective judgment in the evaluation of the recoverability of the rest of its inventory based upon known and expected market conditions and company plans. If the Company's competitors were to introduce a new technology or product that renders a product sold by the Company obsolete or unnecessary, it could have a significant adverse effect on the Company's future operating results and financial position.

The Company has experienced significant changes in required reserves in recent periods due to changes in strategic direction, such as discontinuances of product lines, as well as declining market conditions. As a result, we incurred net inventory charges of approximately $200,000 during fiscal 2002.


ACCOUNTS RECEIVABLE The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments and for estimated sales returns. Customers may not make payments or return products due to a variety of reasons including deterioration of their financial condition or dissatisfaction with the Company's products. Management makes regular assessments of doubtful accounts and uses the best information available including correspondence with customers and credit reports. If the Company determines that there is impairment in the ability to collect payments from customers, additional allowances may be required. However, the Company does not believe that there is significant likelihood of this risk from a single customer since the Company does not have a significant credit concentration risk with any one single customer. Historically, the Company has not experienced significant bad debt losses, but the Company could experience increased losses if general economic conditions were to deteriorate, resulting in the impairment of a number of its customers' ability to meet their obligations, or if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts.


GOODWILL AND INTANGIBLE ASSETS The Company's intangible assets primarily include product patents, trade names, trademarks, manufacturing rights, and know-how. The Company adopted Statement of Financial Accounting Standards No. 142, on January 1, 2002, as required. Accordingly, the Company reviews the recoverability and estimated useful lives of other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During the quarter ended September 30, 2002, the Company completed an evaluation of the future prospects of certain products and determined to discontinue manufacturing, sales, service, and support for certain sample preparation, gas chromatography, and ion analyzer products. The Company came to these decisions because purchase components are no longer available for support of those products, and sales volume for those products no longer represent a viable business opportunity for the Company. As a result of these decisions, the Company has determined that certain intangible assets amounting to approximately $346,000 were impaired and written off by a charge to expense. The impaired intangible assets are from prior acquisitions and consist primarily of acquired trade names and patents that are no longer used, resulting from the discontinuation of products. In the fourth quarter of 2000, the Company performed such an analysis for intangible assets related to the acquisition of GAC. Sales of beverage analyzers and refrigerant monitors remained below expectations in 2000. The Company failed to complete development of a new beverage analyzer in the fourth quarter of 2000 as originally planned. In December of 2000, a new development team decided to redesign the electronics and software platforms of the product to reduce cost and increase ease-of-use. As a result of the analysis for impairment, some intangible assets, including non-compete agreements, names, and unallocated goodwill relating to the acquisition of GAC in February 1999 in the amount of $793,000 were determined to be impaired and were written off by a charge to expense in the fourth quarter of 2000. In the fourth quarter of 2000, the Company also evaluated the profitability and anticipated customer demand for a GC inlet product acquired in 1999 and found that the product was under performing compared to expectations. Because of this analysis, the book value of goodwill relating to manufacturing rights of such product was deemed impaired, and an impairment of $167,000 was charged to expense in the fourth quarter of 2000.

PRODUCT WARRANTIES Products are sold with warranties ranging from 90 days to one year, and extended warranties may be purchased for some products. Estimated expenses associated with these warranties are provided for in the accompanying financial statements at the time of revenue recognition. The Company makes estimates of these costs based on historical experience and on various other assumptions including historical and expected product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.


STOCK-BASED COMPENSATION The Company elected to account for fixed award stock options and non-employee directors' options under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees." As such, no compensation cost has been recorded in the financial statements relative to these options. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of these options for disclosure purposes.

Stock granted to non-employee directors are accounted for in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, directors' stock is recorded as compensation expense at estimated fair value on the date the stock is earned by the director.


INCOME TAXES The Company provides for deferred taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109) Accounting for Income Taxes, which requires the Company to use the asset and liability approach to account for income taxes. This approach requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The primary sources of the Company's income tax differences are deferred tax assets created by differences between the depreciable and amortizable lives for book and tax purposes of the Company's fixed and intangible assets and other deductions that must be deferred into the future in accordance with the Code. Pursuant to FAS 109, the Company may record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. To make such a determination, the Company considers historical and future taxable income. In the event the Company's financial position deteriorates, the Company may determine that it would not be able to realize its deferred tax assets in the future. Likewise, the Company may make a determination that it would be able to realize its entire net deferred tax asset in the future. Such determinations may significantly affect the Company's results of operations and financial position in the period such determination is made.


RESULTS OF OPERATIONS

Net income decreased 67% during 2002, compared to 2001, due primarily to lower revenues, lower sales of higher gross margin products, and increased spending on research and development. The Company continued to pursue its strategy of maintaining a presence in the environmental testing market, while seeking out opportunities in other markets, such as the pharmaceutical, petrochemical, semiconductor, refrigerant, and food and beverage markets; however, a slower economy and delays in realizing sales of new products resulted in lower sales in 2002 compared to 2001. Revenues decreased 8% in 2002 from 2001, due to lower sales of MINICAMS, ion analyzers, sample preparation products, TOC analyzers and refrigerant monitors, offset by increases in revenues from GC components and systems, and service. Operating income decreased 78% due to lower sales, the write-off of obsolete inventory, and impaired intangible assets, unfavorable product mix, and increased spending for development of potential new products. Selling, general, and administrative expenses were 31.8% of revenues in 2002, up from 28.9% of revenue in 2001, and 30.4% of revenue in 2000. The Company continued to invest in research and development as expenses from research activities increased as a percentage of revenues to 9.5% in 2002, up from 8.3% in 2001. Expenses from impairments of intangible assets increased 100% in 2002, due to impairments of intangible assets relating to past acquisitions and the discontinuation of manufacturing and support for certain products.

The following table summarizes the results of the Company's operations for each of the past three years. All percentage amounts were calculated using the underlying data in thousands.


                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------------
                                                           PERCENTAGE               PERCENTAGE
                                                            INCREASE                 INCREASE
                                                  2002     (DECREASE)       2001    (DECREASE)      2000
                                                -------    ----------     -------   ----------    -------
Total revenues                                  $23,683        (8%)       $25,869         6%      $24,401
Total cost of revenues                           13,012        (4%)        13,613         1%       13,445
                                                -------                   -------                 -------
Gross profit                                     10,671       (13%)        12,256        12%       10,956
Selling, general, and administrative expenses     7,525         1%          7,475         1%        7,410
Research and development expenses                 2,246         4%          2,157        11%        1,943
Impairment of intangible assets                     346       100%             --      -100%          960
                                                -------                   -------                 -------
Operating income                                    554       (79%)         2,624       308%          643
Other income                                        317        (7%)           340         2%          334
                                                -------                   -------                 -------
Income before income taxes                          871       (71%)         2,964       203%          978
Provision for income taxes                          213       (78%)           958       165%          362
                                                -------                   -------                 -------
Net income                                          658       (67%)         2,006       226%          616
                                                =======                   =======                 =======
Diluted earnings per share                       $ 0.24       (68%)       $  0.74       252%      $  0.21


TOTAL REVENUES decreased 8% to $23,683,000, compared to $25,869,000 in 2001, due to lower sales of MINICAMS, TOC analyzers, ion analyzers, sample preparation products, beverage analyzers and refrigerant monitors, offset by higher revenues from GC components and systems, service and rentals. Total revenues increased 6% to $25,869,000 in 2001, compared to $24,401,000 in 2000, due to increased sales of MINICAMS, TOC analyzers and refrigerant monitors, offset by declines in revenues from GC components and systems, ion analyzers, sample preparation products, beverage analyzers, service and rentals.

Revenues from shipments of MINICAMS decreased in 2002 due to lower shipments under a contract with Parsons, compared to shipments in 2001 under a contract with Bechtel National, Inc. (Bechtel). Under the Parsons purchase order, revenues from shipments was approximately $2,300,000 in 2002. Parsons granted a series of purchase orders totaling approximately $3,200,000 for MINICAMS, and subsequently approximately $820,000 of the remaining order was placed on hold due to changes in the scope of the equipment needed, and Parsons has indicated it is likely to be cancelled. Revenues from MINICAMS increased in 2001 due to deliveries under a contract with Bechtel. During 2000, the Company announced it received a purchase order amounting to approximately $4,100,000 (later revised to $4,600,000) from Bechtel. The Company recognized revenues from deliveries under this contract in 2000 of approximately $1,200,000 and completed deliveries under this contract in 2001 recognizing revenues of approximately $3,400,000 in 2001.

Revenues from total organic carbon (TOC) analyzers decreased in 2002, compared to 2001 due to lower sales domestically, which more than offset an increase in international sales. Revenues from TOC analyzers increased in 2001 compared to 2000 due to an increase in demand in Europe and Asia.

Revenues from microwave digestion products decreased in 2002, compared to 2001, due to a decline in sales to both domestic and international markets. Revenues from microwave digestion products decreased in 2001 compared to 2000 due to lower sales to Asia. The Company's microwave digestion product design has not been updated since 1997, and competitors have introduced a number of features not available on the Company's microwave product.

Revenues from gas chromatography (GC) components and systems increased in 2002 due to an increase in GC sample introduction products and GC systems, which more than offset a decrease in GC detectors. Also contributing to the increase in revenues was a customer deciding to purchase products that were under an operating lease. Revenues from GC components and systems decreased in 2001 compared to 2000 due to lower sales relating to the non-renewal in 2001 of a value added reseller (VAR) agreement with Agilent Technologies, Inc. Beginning in June 1988, the Company operated as a VAR of analytical instruments manufactured by Agilent Technologies, Inc. (formerly Hewlett Packard Company). Under the terms of the expired VAR agreement with Agilent, the Company purchased analytical instruments, including GCs, and mass spectrometers (MS), integrated them with Company-manufactured components, and marketed these analytical systems for environmental analysis to comply with USEPA 500, 600, and 8000 Series Methods, and for other chemical analyses.

On September 15, 2000, Agilent notified the Company that the VAR agreement between the Company and Agilent would not be renewed upon its expiration on November 30, 2000. The Company entered a one-year original equipment manufacturers (OEM) supply agreement with Agilent, effective December 1, 2000, which may be terminated under certain conditions by either party. The Company and Agilent renewed the OEM agreement in December 2001 and December 2002.

The VAR agreement provided for sales and marketing cooperation with Agilent, whereas under an OEM agreement, no marketing cooperation is provided. The Company now competes directly with Agilent and others for sales of GC components and systems in the environmental testing and other markets.

Revenues from ion analyzers decreased in 2002 compared to 2001 due to increased competition in Europe and domestically the emergence of a competitive technology. The competitive technology referred to as discrete analyzers does not perform all analyses as does ion analyzers, and it is too early to know to what extent it will impact the demand for ion analyzers. Revenues from ion analyzer products decreased in 2001 compared to 2000 due to increased competition in markets served.

Revenues from Gel Permeation Chromatography (GPC) products decreased in 2002 compared to 2001 due to the narrowing of the products offered to increase focus on new higher-margin products. Revenues from gel permeation chromatography products decreased in 2001, compared to 2000 due to the entry of a new U.S. competitor and reduced demand.

Revenues from beverage analyzers decreased in 2002 compared to 2001, and revenues in 2001 decreased compared to 2000 due to delays in the completion of a new product design. The new beverage product, named LAN 9000, was introduced in October 2002 at the Interbev Conference and Exhibition. If the new LAN 9000 is not well received, the current level of sales will continue to decrease.

Revenues from refrigerant air monitor products decreased in 2002 compared to 2001 due to lower market demand, and increased in 2001, compared to 2000 due to the introduction of a newly designed refrigerant monitor product.

Net revenues from providing customer services, including rentals of the Company's products decreased in 2002, compared to 2001. The decrease is primarily attributable to improvements in the management of the Company's service resources and efforts to increase the Company's service coverage area. Revenues derived from rentals decreased due to a customer choosing to make early payment on operating leases and to negotiate the purchase of the equipment, effectively negotiating the purchase of a significant portion of the Company's rental inventory. The Company still maintains a rental inventory and offers it for rent to customers who need substitute equipment while their equipment is being serviced or who wish to temporarily use the Company's equipment.

Export revenues increased 29% in 2002 to $5,984,000, due to increased demand for organic volatile and inorganic nutrient monitoring solutions within the environmental and industrial client base, although difficult local economic conditions and competition continue to affect sales in those regions. Sales to Latin America decreased in 2002, compared to 2001, due to continuing adverse local economic conditions and incomplete sales coverage in that region. Export revenues decreased 7% to $4,638,000 in 2001, compared to 2000, due to economic recession in certain Latin American and Asian countries. International revenues as a percent of total revenues were 25% in 2002, compared to 18% in 2001, and 20% for 2000.

Neither inflation nor changing prices have had a material impact on the Company's net revenues over the past three fiscal years.

The current economic downturn has resulted in reduced purchasing and capital spending in many of the markets that the Company serves, in particular, industrial and government customers. In addition, the environmental instrument market in which the Company competes has been flat or declining over the past several years. The Company remains cautiously optimistic about future sales and has identified a number of strategies it believes will allow it to grow its business despite this decline, including the acquisition of complementary businesses, developing new applications for its technologies, and strengthening its presence in selected geographic markets. No assurance can be given that the Company will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in growth of the Company's business.


GROSS PROFIT Gross profit, as a percentage of net revenues decreased to 45% in 2002, compared to 47% in 2001, and 45% in 2000. Lower gross profit in 2002, compared to 2001, was due to a change in product mix to lower sales of higher margin products and partially due to the write-off of $200,000 of obsolete inventory from the discontinuation of certain products. Increased gross profit in 2001, compared to 2000, was primarily due to a shift of product mix from low-margin product sales to more profitable products. Gross profit as a percentage of net revenues in 2001 also increased compared to 2000 due to improved manufacturing efficiencies offset by increased provisions for warranty costs. Gross profit as an absolute dollar amount decreased 13% in 2002, compared to 2001, due to lower revenues and product mix; and increased 12% in 2001 from 2000, due to higher revenues and product mix.


SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES SG&A expenses were $7,525,000 in 2002, or 31.8% of revenues, compared to $7,475,000 in 2001, or
28.9% of revenues, and $7,410,000, or 30.4% of revenues in 2000. SG&A expenses increased in 2002, compared to 2001, primarily due to increased print advertising and other marketing activity, increased rent expense from its leased facilities in Birmingham, Alabama, and increases in expenses incurred for professional services. The increase was partially offset as the Company decreased its contribution to the employee 401(k) plan during 2002, compared to 2001. SG&A expenses increased in absolute dollar amounts but decreased as a percentage of net revenues in 2001, compared to 2000. The increase in absolute dollars was primarily due to increased benefits offset by decreased amortization expense. The Company increased its contribution to the employee 401(k) plan during 2001, compared to 2000. Amortization expense decreased during 2002 due to the lower intangible assets base resulting from the write-off of goodwill and other intangible assets during 2002 and 2000.


RESEARCH AND DEVELOPMENT (R&D) EXPENSES R&D expenditures increased 4% to $2,246,000 or 9.5% of revenues in 2002, compared to $2,157,000, or 8.3% of revenues in 2001. The increase was due to efforts to develop and introduce potential new products, including purchase of contract R&D services, and purchases of research supplies and equipment. R&D expenses increased to $2,157,000, or 8.3% of revenues in 2001, compared to $1,943,000, or 8% of revenues in 2000 due to the Company's new product development efforts on software updates to comply with 21 CFR, a new refrigerant monitor, new beverage monitor, and other possible new products. The Company continues to invest in R&D activities to develop and introduce new products.


IMPAIRMENT OF INTANGIBLE ASSETS Charges for impairments of intangible assets were $346,000 in 2002, compared to $-0- in 2001, and $960,000 in 2000.

During the quarter ended September 30, 2002, the Company completed an evaluation of the future prospects of certain products and determined to discontinue manufacturing, sales, service, and support for certain sample preparation, gas chromatography, and ion analyzer products. The Company came to these decisions because purchase components are no longer available for support of those products, and sales volume for those products no longer represent a viable business opportunity for the Company. As a result of these decisions, the Company has determined that certain intangible assets amounting to approximately $346,000 are impaired and inventory amounting to approximately $200,000 is obsolete, together resulting in an expense of $546,000 for the period. The impaired intangible assets are from prior acquisitions and consist primarily of acquired trade names and patents that are no longer used, and the inventory write-off consists primarily of obsolete inventory resulting from the discontinuation of products.

The Company failed to complete development of a new beverage analyzer in the fourth quarter of 2000 as originally planned. In December of 2000, a new development team decided to redesign the electronics and software platforms of the product to reduce cost and increase ease-of-use. As a result of the analysis for impairment, some intangible assets, including non-compete agreements, names, and unallocated goodwill relating to the acquisition of GAC in February 1999 in the amount of $793,000, were determined to be impaired and were written off by a charge to expense in the fourth quarter of 2000. In the fourth quarter of 2000, the Company also evaluated the profitability and anticipated customer demand for a GC inlet product acquired in 1999 and found that the product was under performing compared to expectations. Because of this analysis, the book value of goodwill relating to manufacturing rights of such product was deemed impaired, and an impairment of $167,000 was charged to expense in the fourth quarter of 2000.


INTEREST AND OTHER INCOME Interest and other income decreased 7% in 2002 from 2001 and increased 2% in 2001 from 2000. The decrease in interest and other income from 2002 to 2001 was primarily due to a decrease in interest earned on cash invested on funds invested in overnight investments and money market funds due to a decrease in interest rates throughout 2002. The increase in interest and dividend income in 2001 was due to increases in cash and invested daily balance, offset by a decrease in short-term interest rates throughout 2001. The Company has a policy of investing surplus cash in low-risk, short-term investments of varying maturities to maximize return while maintaining investment risk at a minimum.


INCOME BEFORE INCOME TAXES Income before income taxes decreased 71% in 2002 from 2001 due to lower sales, the write-off of obsolete inventory and impaired intangible assets, unfavorable product mix, and increased spending for development of potential new products. Income before income taxes increased 203% from 2000 to 2001, primarily due to revenue growth in 2001, and a decrease in charges for the impairment of intangible assets offset by increases in R&D expenditures.


PROVISION FOR INCOME TAXES The Company's effective income tax rate was 24% in 2002, 32% in 2001, and 37% in 2000. The effective income tax rate decreased from 2001 to 2002 due to an increase in the dividends received deduction on investments in preferred stocks. The effective income tax rate decreased in 2001 due to credits for R&D activities and a reduction in the weighted average state income tax rate.


NET INCOME Lower net income in 2002, compared to 2001, was due to lower sales volume, higher research and development cost, intangible asset impairments and other charges on certain discontinued products. Net income increased 226% to $2,006,000 in 2001, compared to $616,000 in 2000, and net income increased in 2001 due to an increase in net revenues, a decrease in charges related to the impairment of intangible assets, and a decrease in the Company's effective income tax rate.

BASIC AND DILUTED EARNINGS PER SHARE Basic earnings per share was $0.24 for 2002, $0.75 for 2001, and $0.21 for 2000, computed based on 2,755,634 shares outstanding for 2002, 2,659,844 shares outstanding for 2001, and 2,895,615 shares outstanding for 2000. Diluted earnings per share were $0.24 for 2002, $0.74 for 2001, and $0.21 for 2000, computed based on 2,778,478 shares outstanding for 2002, 2,701,784 shares outstanding for 2001, and 2,896,841 for 2000.

LIQUIDITY AND CAPITAL RESOURCES The Company considers a number of liquidity measures that aid in measuring the Company's ability to meet its financial obligations. Such ratios, working capital, and changes in cash and cash equivalents as of the end of the Company's last three years are as follows:

($ in thousands)                                    2002          2001          2000
----------------                                  --------      --------      --------
                               LIQUIDITY MEASURES

Ratio of current assets to current liabilities         3.8           4.2           3.2
Total liabilities to equity                             27%           22%           30%
Days sales in accounts receivable                       63            53            52
Average annual inventory turnover                      3.0           2.6           2.5
Working capital                                   $ 12,355      $ 11,478      $  8,983

                      CHANGES IN CASH AND CASH EQUIVALENTS

Net cash provided by (used in)
   Operating activities                           $  2,979      $  2,435      $  1,174
   Investing activities                             (2,234)         (655)          726
   Financing activities                                 30           (84)       (1,343)

Net increase in:
   Cash and cash equivalents                      $    775      $  1,696      $    557
Cash and cash equivalents:
   Beginning of year                                 3,140         1,444           887
   End of year                                       3,915         3,140         1,444

Working capital increased 8%, or $877,000, to $12,355,000 in 2002, compared to $11,478,000 in 2001. Working capital increased 28%, to $11,478,000 in 2001, compared to $8,983,000 in 2000. The current ratio decreased to 3.8 in 2002 from
4.2 in 2001 due to a decrease in net income, increases in investments, and increases in capital equipment purchases. The current ratio increased to 4.2 in 2001, from 3.2 in 2000, primarily due to current-year net income and cash produced by operations, as well as decreases in accounts payable and accrued liabilities.

Days in accounts receivable increased to 63 days in 2002 compared to 53 days in 2001 due to a decrease in net revenues and an increase in unearned revenues. Days sales in accounts receivable increased one day in 2001 to 53 days, compared to 52 days in 2000. Average annual inventory turnover was 3.0 times in 2002, 2.6 times in 2001, and 2.5 times in 2000.

During 2002, the Company generated $2,979,000, or a 22% increase over 2001, in cash flows from operating activities, which represents the Company's principal source of cash. The increase in operating cash flows in 2002 was primarily due to an increase in accrued liabilities. During 2001, the Company generated $2,435,000, or a 108% increase over 2000, in cash flows from operating activities. Cash flows from operating activities resulted primarily from the Company's net income and changes in operating working capital. Net cash flow provided by operating activities for 2000 was $1,174,000.

Cash flow (used in) investing activities in 2002 of $(2,234,000), a 241% increase over 2001, was primarily due to the purchase of investments for the Company's excess cash. Cash flow provided by (used in) investing activities was $(655,000) in 2001 primarily due to the purchase of investments during 2001 and the purchase of property, plant, and equipment. The Company invested a portion of its available cash in investment grade preferred stock investments to maintain liquidity. Cash flows from financing activities increased 136%, compared to 2001, primarily due to a decrease in activity in the Company's stock repurchases. Cash flow used in financing activities was $(84,000) in 2001, compared to $(1,343,000) in 2000. The decrease in cash used for financing activities resulted primarily from a decrease in activity during 2001 in the stock repurchase program. Since 1995, the Company has repurchased an aggregate of 1,727,378 shares at an average purchase price of $3.95 per share. The Company may only purchase up to an additional 47,622 shares under the current stock repurchase program. The Company is seeking alternatives that are better uses of its cash. If better uses are not found, the Company may seek an expansion of this program in the future if it believes repurchases continue to be in the best interests of the Company.

AGGREGATE CONTRACTUAL OBLIGATIONS

                                                                   Payments Due by Period
                                              -----------------------------------------------------------------
                                                          Less than 1                                 More than
   Contractual Obligations                     Total          Year       1-3 years     3-5 years       5 years
                                              --------    -----------    ---------     ---------      --------
   Operating Leases                           $745,832      $192,904     $ 381,878     $ 171,050         -0-

The Company has historically been able to fund working capital and capital expenditures from operations, and expects to be able to finance its 2003 working capital requirements from cash on hand and funds generated from operations. However, demand for the Company's products is influenced by the overall condition of the economy in which the Company sells its products, by the capital spending budgets of its customers and by Company's ability to successfully meet the needs of its customers through its product offerings. The environmental instrument markets, in which the Company competes, have been flat or declining over the past several years, and the current economic downturn has resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, industrial and government customers are currently in a downward cycle characterized by diminished product demand, excess manufacturing capacity, and the erosion of average selling prices. We are uncertain how long the current downturn will last. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our results of operations and, therefore, harm the primary source of our cash flows.

Other matters that could affect the extent of funds required within the short term and long term include potential, future acquisitions of other business and extensive investments in product R&D activities or spending to develop markets for the Company's products. The Company may engage in discussions with third parties to acquire new products or businesses or to form strategic alliances and joint ventures. This type of transaction may create a need for increased cash flow from sources other than the Company's current operating activities to complete these transactions. The Company believes that the sources of such funds would come from traditional institutional debt financing or other types of debt. In addition, the Company may engage in significant R&D spending or market developing activities above current operating levels in order to respond to perceived market opportunities. These activities may cause the Company to seek additional funds from sources other than its current operating activities. If the need arises in the future for funding of acquisitions, R&D or marketing activities, the Company may not be able to attain such funding on terms that are favorable.

The Company allowed its standby line of credit to expire during 2001, because a fee was instituted to maintain the standby line of credit. The line of credit was renewable on an annual basis and expired March 24, 2001. The line of credit provided for secured borrowings up to $1,300,000 at an interest rate of the bank's base rate plus 1%. The agreement contained, among other provisions, requirements for maintaining defined levels of working capital and net worth, and required an annual fee of one point at the maturity of the line on the total funds advanced against the line. If the need arises in the future for such a facility, the Company will attempt to attain one on favorable terms.

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

THE COMPANY'S OPERATING RESULTS AND FINANCIAL CONDITION COULD BE HARMED IF THE INDUSTRIES, INTO WHICH IT SELLS ITS PRODUCTS, CONTINUE TO DEMAND FEWER PRODUCTS SIMILAR TO PRODUCTS SOLD BY THE COMPANY. The current economic downturn has resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, industrial and government customers are currently in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the erosion of average selling prices.

We are uncertain how long the current downturn will last. The terrorist attacks on September 11, 2001 may have exacerbated this downturn or caused it to linger. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our consolidated financial position, results of operations, cash flows, and stock price.

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

THE COMPANY'S ACQUISITIONS MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED. In the normal course of business, the Company engages in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures, and divestitures. As a result of such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and strategic alliances may require the Company to integrate a different company culture, management team, and business infrastructure. The Company may have difficulty developing, manufacturing, and marketing the products of a newly acquired company in a way that enhances the performance of its combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors including the retention of key employees; the management of facilities and employees in separate geographic areas; the retention of key customers; and the integration or coordination of different research and development, product manufacturing and sales programs, and facilities. All of these efforts require varying levels of management resources that may divert the Company's attention from other business operations. If the Company does not realize the expected benefits or synergies of such transactions, its consolidated financial position, results of operations, and stock price could be negatively impacted.

TECHNOLOGICAL CHANGE COULD CAUSE THE COMPANY'S PRODUCTS TO BECOME NON-COMPETITIVE OR OBSOLETE. The market for the Company's products and services is characterized by rapid and significant technological change and evolving industry standards. New product introductions responsive to these factors require significant planning, design, development, and testing at the technological, product, and manufacturing process levels, and may render existing products and technologies noncompetitive or obsolete. There can be no assurance that the Company's products will not become noncompetitive or obsolete. In addition, industry acceptance of new technologies developed by the Company may be slow to develop due to, among other things, existing regulations that apply specifically to older technologies and the general unfamiliarity of users with new technologies.

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

REDUCED CAPITAL SPENDING OF THE COMPANY'S CUSTOMERS COULD HARM ITS BUSINESS. The Company's customers include various government agencies and public and private research institutions, which accounted for 17% of the Company's sales in 2002, as well as pharmaceutical and chemical companies and laboratories. The capital spending of these entities can have a significant effect on the demand for the Company's products. Such spending is based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, public policy, political trends, and the effects of different economic cycles. Any decrease in capital spending by any of the customer groups, which account for a significant portion of the Company's sales, could have a material adverse effect on the Company's business and results of operations.

THE COMPANY'S RESULTS OF OPERATIONS ARE DEPENDENT ON ITS RELATIONSHIP WITH AGILENT. As previously discussed, the Company anticipates that sales under its OEM agreement with Agilent will not be consistent with the Company's sales in prior years under its previous VAR agreement. The OEM agreement is renewable on an annual basis, and there is no assurance that it will be renewed in future years. Failure to renew the agreement would place at risk a substantial part of the Company's sales of GC systems and would have a material adverse effect on its financial condition and results of operations.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS COULD SUBJECT THE COMPANY TO SIGNIFICANT EXPENSE. The Company has agreements relating to the sale of products to government entities and is subject to various statutes and regulations that apply to companies doing business with the government. The Company is also subject to investigation for compliance with the terms of government contracts and non-compliance although inadvertently may result in legal proceedings or liability, which may be significant. Several of the Company's product lines are subject to significant international, federal, state, local, health, safety, packaging, product content, and labor regulations. In addition, many of the Company's products are regulated or sold into regulated industries, requiring compliance with additional regulations in marketing these products. Significant expenses may be incurred to comply with these regulations or remedy past violations of these regulations. Any failure to comply with applicable government regulations could also result in cessation of portions or all of the Company's operations, impositions of fines, and restrictions on the ability to carry on or expand operations.

ENVIRONMENTAL CONTAMINATION CAUSED BY ONGOING OPERATIONS COULD SUBJECT THE COMPANY TO SUBSTANTIAL LIABILITIES IN THE FUTURE. Some of the Company's manufacturing processes involve the use of substances regulated under various international, federal, state, and local laws governing the environment. The Company could be subject to liabilities for environmental contamination, and these liabilities may be substantial. Although the Company's policy is to apply strict standards for environmental protection at its sites inside and outside the United States, even if not subject to regulations imposed by foreign governments, the Company may not be aware of all conditions that could subject it to liability.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS MAY CAUSE THE COMPANY TO INCUR SIGNIFICANT EXPENSES, AND FAILURE TO MAINTAIN COMPLIANCE WITH CERTAIN GOVERNMENTAL REGULATIONS MAY HAVE A NEGATIVE IMPACT ON THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS. The Company's business is subject to various significant international, federal, state, and local, health and safety, packaging, product content, and labor regulations. These regulations are complex, change frequently and have tended to become more stringent over time. For example, the Company's chemical analysis products are used in the drug design and production processes to test compliance with the Toxic Substances Control Act, the Food, Drug, and Cosmetic Act, and similar regulations. Therefore, the Company must continually adapt its chemical analysis products to changing regulations. The Company may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by the Company to comply with applicable government regulations could also result in cessation of its operations or portions of its operations, product recalls or impositions of fines and restrictions on its ability to carry on or expand its operations. In addition, because many of the Company's products are regulated or sold into regulated industries, it must comply with additional regulations in marketing its products.

The Company's products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation of other agencies such as the U. S. Federal Communications Commission. The Company also must comply with work safety rules. If the Company fails to adequately address any of these regulations, its business will be harmed.

ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS. Sales outside the U. S. accounted for approximately 25% of the Company's revenues in 2002. The Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to the Company's international customers are subject to a number of risks including interruption to transportation flows for delivery of finished goods to its customers; changes in foreign currency exchange rates; changes in a specific country's or region's political or economic conditions; trade protection measures and import or export licensing requirements; negative consequences from changes in tax laws; differing protection of intellectual property; and unexpected changes in regulatory requirements. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.


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

THE COMPANY'S FLUCTUATING QUARTERLY OPERATING RESULTS MAY NEGATIVELY IMPACT STOCK PRICE. The Company cannot reliably predict future revenue and profitability, and unexpected changes may cause adjustments to the Company's operations. Since a high proportion of the Company's costs are fixed, due in part to significant cost to maintain customer support, research and development and manufacturing costs, relatively small declines in revenues could disproportionately affect the Company's quarterly operating results, and in turn, cause declines in the Company's stock price. Other factors that could affect quarterly operating results include lower demand for and market acceptance of products due to adverse changes in economic activity or conditions in the Company's major markets; lower selling prices due to competitive pressures; unanticipated delays, problems, or increased costs in the introduction of new products or manufacture of existing products; changes in the relative portion of revenue represented by the Company's various products and customers; and competitors' announcements of new products, services or technological innovations. Any one of these factors, individually or any combination, could cause the stock price of the Company to fluctuate greatly.

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

FAILURE OF SUPPLIERS TO DELIVER SUFFICIENT QUANTITIES OF PARTS IN A TIMELY MANNER COULD CAUSE THE COMPANY TO LOSE SALES AND, IN TURN, ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS. The Company may be materially and adversely impacted if sufficient parts are not received in time to meet manufacturing requirements. Factors that may result in manufacturing delays include certain parts may be available only from a single supplier or a limited number of suppliers; key components may become unavailable and may be difficult to replace without significant reengineering of the Company's products; suppliers may extend lead times, limit supplies, or increase prices due to capacity constraints or other factors. Should the Company reduce purchase orders to its suppliers and its sales increase rapidly, its suppliers may not react quickly enough or may refuse to expedite shipments of parts to use because of the Company's previous reduction in requirements. If sufficient parts are not received in time to meet manufacturing requirements, then the Company will not be able to meet its obligations to deliver goods to its customers and may cause the Company to lose sales.

THE COMPANY'S INABILITY TO ADJUST ITS ORDERS FOR PARTS OR ADAPT ITS MANUFACTURING CAPACITY IN RESPONSE TO CHANGING MARKET CONDITIONS COULD ADVERSELY AFFECT THE COMPANY'S EARNINGS. The Company's earnings could be harmed if it is unable to adjust its orders for parts to respond to market fluctuations. In order to secure components for the production of products, the Company may enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact its ability to adjust its inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts as demand for certain of the Company's products has decreased. If the demand for the Company's products continues to decrease, it may experience an excess of parts and be forced to incur additional charges. Certain parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to substitute without significant reengineering of the Company's products. Suppliers may also extend lead times, limit supplies, or increase prices due to capacity constraints or other factors.

Additionally, because the Company cannot immediately adapt its production capacity and related cost structures to rapidly changing market conditions, when demand does not meet the Company's expectations, its manufacturing capacity will likely exceed its production requirements.

IF THE COMPANY SUFFERS LOSS TO OUR FACILITIES OR DISTRIBUTION SYSTEM DUE TO CATASTROPHE, OUR OPERATIONS COULD BE SERIOUSLY HARMED. Our facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism, or other natural or man-made disasters. Our production facilities and corporate headquarters are located in College Station, Texas, and our production facilities in Alabama. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments, and revenue and result in large expenses to repair or replace the facility. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

IF WE ARE REQUIRED TO ACCOUNT FOR OPTIONS UNDER OUR EMPLOYEE STOCK PLANS AS A COMPENSATION EXPENSE, OUR NET INCOME AND EARNINGS PER SHARE WOULD BE SIGNIFICANTLY REDUCED. There has been an increasing public debate about the proper accounting treatment for employee stock options. Currently we record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at or in excess of fair market value, we calculate compensation expense and disclose the impact on net (loss) earnings and net (loss) earnings per share in a footnote to the consolidated financial statements. It is possible that future laws and regulations will require us to record the fair market value of all stock options as compensation expense in our consolidated statement of operations. Note 8, "Stock Option and Stock Purchase Plans," of the consolidated financial statements included in this report reflects the impact that such a change in accounting treatment would have had on our net income and earnings per share if it had been in effect during the past three years.

IF OUR OPERATING RESULTS DO NOT IMPROVE IN THE LONG-TERM, WE MAY BE REQUIRED TO ESTABLISH A VALUATION ALLOWANCE AGAINST OUR NET DEFERRED TAX ASSETS. We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income. A valuation allowance would be recorded if it was more likely than not that some or all of our deferred tax assets would not be realized before they expire. If we establish a valuation allowance, we might record a tax expense in our statements of income, which would have an adverse impact on our net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The fair value of the Company's investments in debt and equity securities at December 31, 2002, 2001, and 2000 was $3,733,184, $1,926,769, and $1,437,503,
respectively. See Note 1 of the Company's financial statements for further information regarding these investment instruments. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold.

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

By authority of the Board of Directors, the Audit Committee has full authority and responsibility to oversee the appointment, termination, funding, evaluation, and independence of the independent auditors engaged by the Company.

The independent accountants conduct an objective, independent examination of the financial statements. Their report appears as a part of this Annual Report on Form 10-K.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS OF O.I. CORPORATION:

We have audited the accompanying consolidated balance sheet of O.I. Corporation (an Oklahoma corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O.I. Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP
Houston, Texas
February 28, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS


THE BOARD OF DIRECTORS AND STOCKHOLDERS OF O. I. CORPORATION

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of O. I. Corporation and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 15, 2002

                                O. I. CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                           December 31
                                                                               -----------------------------
                                                                                    2002             2001
                                                                               ------------     ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                   $  3,915,240     $  3,140,078
   Accounts receivable-trade, net of allowance for doubtful accounts of
       $282,620 and $153,222, respectively                                        3,774,430        4,417,776
   Investment in sales-type leases                                                  277,923          259,845
   Investments                                                                    3,733,184        1,926,769
   Inventories                                                                    4,138,123        4,573,358
   Current deferred income tax assets                                               800,959          554,065
   Other current assets                                                             145,815          147,929
                                                                               ------------     ------------
         Total current assets                                                  $ 16,785,674     $ 15,019,820

Property, plant and equipment, net                                                3,414,739        3,394,277
Investment in sales-type leases, net of current                                     271,120          168,968
Long-term deferred income tax assets                                                310,140          237,706
Intangible assets, net                                                              116,266          480,776
Other assets                                                                         84,477           89,047
                                                                               ------------     ------------
Total assets                                                                   $ 20,982,416     $ 19,390,594
                                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                                     $  1,312,568     $  1,330,002
   Accrued liabilities                                                            3,118,557        2,211,697
                                                                               ------------     ------------
         Total current liabilities                                                4,431,125        3,541,699
                                                                               ------------     ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,000,000 shares authorized, no shares
        issued and outstanding                                                           --               --
   Common stock, $0.10 par value, 10,000,000 shares authorized,
        4,103,377 shares issued                                                     410,338          410,338
   Additional paid-in capital                                                     4,330,876        4,329,379
   Treasury stock, 1,345,212 and 1,351,874 shares, respectively, at cost         (5,865,823)      (5,893,761)
   Retained earnings                                                             17,619,313       16,961,250
   Accumulated other comprehensive income, net                                       56,587           41,689
                                                                               ------------     ------------
                                                                                 16,551,291       15,848,895
                                                                               ------------     ------------
Total liabilities and stockholders' equity                                     $ 20,982,416     $ 19,390,594
                                                                               ============     ============


   The accompanying notes are an integral part of these financial statements.

                                O. I. CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                            Years Ended December 31
                                                  ----------------------------------------------
                                                       2002             2001             2000
                                                  ------------     ------------     ------------
Net Revenues:
  Products                                        $ 20,329,919     $ 22,479,688     $ 20,777,084
  Services                                           3,353,075        3,389,082        3,624,288
                                                  ------------     ------------     ------------
Total net revenues                                $ 23,682,994     $ 25,868,770     $ 24,401,372

Cost of revenues:
  Products                                          10,863,221       10,856,462       10,991,176
  Services                                           2,149,078        2,756,033        2,454,083
                                                  ------------     ------------     ------------
Total cost of revenues                              13,012,299       13,612,495       13,445,259
                                                  ------------     ------------     ------------
   Gross profit                                     10,670,695       12,256,275       10,956,113

Selling, general and administrative expenses         7,524,813        7,475,351        7,409,722
Research and development expenses                    2,246,189        2,157,364        1,942,585
Impairment of intangible assets                        346,000               --          960,385
                                                  ------------     ------------     ------------
   Operating income                                    553,693        2,623,560          643,421
Other income:
   Interest income, net                                 59,208           96,292          253,776
   Other income                                        258,348          243,608           80,687
                                                  ------------     ------------     ------------
         Income before income taxes                    871,249        2,963,460          977,884
Provision for income taxes                            (213,186)        (957,671)        (361,647)
                                                  ------------     ------------     ------------

         Net income                               $    658,063     $  2,005,789     $    616,237
                                                  ============     ============     ============

Basic earnings per share                          $       0.24     $       0.75     $       0.21
                                                  ============     ============     ============
Diluted earnings per share                        $       0.24     $       0.74     $       0.21
                                                  ============     ============     ============

Weighted average number of shares outstanding:
      Basic shares                                   2,755,634        2,659,844        2,895,615
      Diluted shares                                 2,778,478        2,701,784        2,896,841


   The accompanying notes are an integral part of these financial statements.

                                O. I. CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended December 31,
                                                                        -------------------------------------------
                                                                            2002            2001            2000
                                                                        -----------     -----------     -----------
Cash flows from operating activities:
   Net income                                                           $   658,063     $ 2,005,789     $   616,237
   Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation and amortization                                    487,317         581,142         713,894
           Impairment of intangible assets                                  346,000              --         960,385
           Deferred income taxes                                           (311,653)         47,183        (427,349)
           Stock compensation expense                                            --          73,680              --
           Gain on disposition of property                                  (26,948)        (29,896)        (43,119)
   Changes in assets and liabilities
           Accounts receivable                                              480,303      (1,351,334)        861,557
           Inventories                                                      435,235       1,325,032        (975,642)
           Other current assets and investments in sales-type leases         36,375         350,482         114,334
           Accounts payable                                                 (17,434)       (359,377)       (609,676)
           Accrued liabilities                                              892,113        (207,494)        (36,931)
                                                                        -----------     -----------     -----------
           Net cash provided by operating activities                      2,979,378       2,435,207       1,173,690
                                                                        -----------     -----------     -----------
Cash flows from investing activities:
   Purchase of property plant, and equipment                               (480,148)       (271,371)       (293,553)
   Proceeds from sale of assets                                              36,949          57,958         102,596
   Purchase of investments                                               (2,683,843)       (975,820)       (893,283)
   Maturity of investments                                                  900,000         550,000       1,753,000
   Change in other assets                                                    (6,609)        (16,109)         57,705
                                                                        -----------     -----------     -----------
           Net cash (used in) provided by investing activities           (2,233,651)       (655,342)        726,465
                                                                        -----------     -----------     -----------
Cash flows from financing activities:
   Purchase of treasury stock                                                    --        (176,938)     (1,375,435)
   Proceeds from issuance of common stock                                    29,435          93,068          32,320
                                                                        -----------     -----------     -----------
           Net cash used in financing activities                             29,435         (83,870)     (1,343,115)
                                                                        -----------     -----------     -----------
Net increase  in cash and cash equivalents                                  775,162       1,695,995         557,040

   Beginning of year                                                      3,140,078       1,444,083         887,043
                                                                        -----------     -----------     -----------
   End of year                                                          $ 3,915,240     $ 3,140,078     $ 1,444,083
                                                                        ===========     ===========     ===========
Supplemental disclosures of cash flow information:

    Cash paid during year for:
        Interest                                                        $        --     $        --     $     1,947
        Income taxes                                                        110,000       1,262,691         676,688

Non-cash investing and financing activities:
  Exercise of stock options                                                      --          39,535           2,126


   The accompanying notes are an integral part of these financial statements.

                                O. I. CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                   Common Stock         Additional
                                                                                --------------------     Paid-In        Treasury
                                                                                 Shares      Amount      Capital         Stock
                                                                                ---------   --------    ----------    -----------
Balance, December 31, 1999                                                      4,103,377   $410,338    $4,381,089    $(4,597,732)
    Purchase of 380,332 shares of treasury stock                                                                       (1,375,435)
    Issuance of 3,000 shares from treasury for exercise of stock options                                      (750)        11,250
    Issuance of 5,667 shares from treasury to Employee Stock Purchase Plan                                     569         21,251
    Conversion of 15,903 outstanding mature shares for 17,000 new shares
        from treasury for exercise of stock options                                                         (2,126)         2,126
    Comprehensive income (loss):
       Unrealized gain (loss) on investments, net of deferred tax benefit of $5,867
       Net income
    Total comprehensive income (loss)
                                                                                ---------   --------     ----------   -----------
Balance, December 31, 2000                                                     4,103,377     410,338      4,378,782    (5,938,540)
   Purchase of 61,394 shares of treasury stock                                                                           (176,938)
   Issuance of 19,634 shares from treasury for exercise of stock options                                      1,124        72,904
   Issuance of 5,367 shares from treasury to Employee Stock Purchase Plan                                      (960)       20,000
   Conversion of 55,237 outstanding mature shares for 133,060 new shares
       from treasury for exercise of stock options                                                          (39,535)       39,535
   Issuance of 24,000 shares from treasury stock to directors                                               (15,598)       89,278
   Deferred tax benefit for disqualifying employee stock option dispositions                                  5,566
   Comprehensive income (loss):
        Unrealized gain on investments, net of deferred tax benefit of $12,597
        Net income
   Total comprehensive income (loss)
                                                                                ---------   --------     ----------   -----------
Balance, December 31, 2001                                                      4,103,377    410,338      4,329,379    (5,893,761)

   Issuance of 3,100 shares from treasury for exercise of stock options                                        (941)       13,073
   Issuance of 3,562 shares from treasury to Employee Stock Purchase Plan                                     2,438        14,865
   Comprehensive income (loss):
        Unrealized gain on investments, net of deferred tax benefit of $7,675
        Net income
   Total comprehensive income (loss)
                                                                                ---------   --------     ----------   -----------
Balance, December 31, 2002                                                      4,103,377   $410,338     $4,330,876   $(5,865,823)
                                                                                =========   ========     ==========   ============
                                                                                             Accumulated
                                                                                              Other Com-         Total
                                                                                Retained     prehensive      Stockholders'
                                                                                 Earnings    Income/(Loss)      Equity
                                                                               -----------   ------------    ------------
Balance, December 31, 1999                                                     $14,339,224       $    --    $ 14,532,919
    Purchase of 380,332 shares of treasury stock                                                              (1,375,435)
    Issuance of 3,000 shares from treasury for exercise of stock options                                          10,500
    Issuance of 5,667 shares from treasury to Employee Stock Purchase Plan                                        21,820
    Conversion of 15,903 outstanding mature shares for 17,000 new shares
        from treasury for exercise of stock options                                                                   --
    Comprehensive income (loss):
       Unrealized gain (loss) on investments, net of deferred tax benefit
          of $5,867                                                                              (9,989)
       Net income                                                                  616,237
    Total comprehensive income (loss)                                                                            606,248
                                                                               -----------      -------       ----------
Balance, December 31, 2000                                                      14,955,461       (9,989)      13,796,052
   Purchase of 61,394 shares of treasury stock                                                                  (176,938)
   Issuance of 19,634 shares from treasury for exercise of stock options                                          74,028
   Issuance of 5,367 shares from treasury to Employee Stock Purchase Plan                                         19,040
   Conversion of 55,237 outstanding mature shares for 133,060 new shares
       from treasury for exercise of stock options                                                                    --
   Issuance of 24,000 shares from treasury stock to directors                                                     73,680
   Deferred tax benefit for disqualifying employee stock option dispositions                                       5,566
   Comprehensive income (loss):
        Unrealized gain on investments, net of deferred tax benefit of $12,597                   51,678
        Net income                                                               2,005,789
   Total comprehensive income (loss)                                                                           2,057,467
                                                                               -----------      -------       ----------
Balance, December 31, 2001                                                      16,961,250       41,689       15,848,895

   Issuance of 3,100 shares from treasury for exercise of stock options                                           12,132
   Issuance of 3,562 shares from treasury to Employee Stock Purchase Plan                                         17,303
   Comprehensive income (loss):
        Unrealized gain on investments, net of deferred tax benefit of $7,675                    14,898
        Net income                                                                 658,063
   Total comprehensive income (loss)                                                                             672,961
                                                                               -----------      -------       ----------
Balance, December 31, 2002                                                     $17,619,313      $56,587       16,551,291
                                                                               ===========      =======       ==========


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

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of O.I. Corporation and its wholly owned subsidiary, (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

REVENUE RECOGNITION The Company derives revenues from three sources--system sales, parts sales, and services. For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer and collection is reasonably assured. The Company's sales are typically not subject to rights of return and, historically, sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services are accounted for as multiple-element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Deferred revenue from such system sales is presented, net of related deferred cost of sales, as unearned revenues in accrued liabilities in the accompanying consolidated balance sheets. Revenues from services are recognized upon provision of service to the customer.

Our products generally carry one year of warranty. Once the warranty period has expired, the customer may purchase an extended product warranty typically covering an additional period of one year. Extended warranty billings are generally invoiced to the customer at the beginning of the contract term. Revenue from extended warranties is deferred and recognized ratably over the duration of the contract. Unearned extended warranty revenue is included in deferred revenues in accrued liabilities in the accompanying consolidated balance sheets.

Revenues from bill and hold sales are recognized in accordance with the criteria specified in SAB 101. In addition to the criteria above, the customer must request that the transaction be on a bill and hold basis and have a substantial business purpose for ordering the goods on that basis, there must be a reasonable, fixed schedule for delivery consistent with the business purpose, the Company must no longer retain any performance obligations and the earnings process must be substantially complete, and the items sold are segregated from the rest of the Company's inventory and must be ready for final shipment to the customer.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents.

INVESTMENTS The Company accounts for its investments that represent less than twenty percent ownership using Statement of Financial Accounting Standards No. 115 (FAS 115), Accounting for Certain Investments in Debt and Equity Securities. This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. The Company invests in debt securities and preferred stocks. The Company's investments in debt securities are classified as held-to-maturity as the Company has the positive intent and ability to hold the investments until maturity. Company investments in bonds are reported at amortized cost. The Company's investments as of December 31, 2002 and 2001 consisted entirely of preferred stock investments. These investments were classified as available-for-sale and are stated at fair value at December 31, 2002 and 2001. The unrealized gain
(loss) on preferred stock is reported net of tax as accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders' equity. Realized gains and losses on sales of investments are included in the consolidated statements of income.

INVESTMENT IN SALES-TYPE LEASES The Company's leasing operations consist of the leasing of analytical instruments. The majority of the Company's leases are classified as sales-type leases. These leases typically expire over a four-year period. The Company recognizes as revenues the principal portion of sales-type leases upon initiation of the lease. Interest is deferred and recognized as revenues over the initial term of the lease. Security deposits are deferred until the lease expires and either recognized as revenues or returned to the customer, as appropriate.

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

DEMONSTRATION EQUIPMENT The demonstration of the Company's products is often required prior to a customer's purchase. The Company makes available certain equipment for use in demonstrations believing that a successful demonstration will promote the customer's purchase of the equipment. Equipment used in demonstration is classified as inventory and is depreciated to a zero value in a six-month period from the date of being used in a customer demonstration. Product shipments, including those for demonstration or evaluation, are not recorded as revenues until a valid purchase order is received specifying fixed terms and prices.

PROPERTY, PLANT, AND EQUIPMENT Property, plant, and equipment is recorded at cost and depreciated over the estimated useful lives of 3 to 40 years using the straight-line method. Repairs and maintenance are expensed as incurred.

INTANGIBLE ASSETS Intangible assets primarily include acquired patents, trade names and trademarks, manufacturing rights and know-how that is amortized on a straight-line basis over their estimated useful lives as follows.

                                                     Life in Years
                  Patents                                 17
                  Trademarks and trade names              15
                  Application notes                       15
                  Manufacturing rights                     5

US GAAP requires that long-lived assets to be held and used, including intangible assets, be reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. The carrying value is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

PRODUCT WARRANTIES Products are sold with warranties ranging from 90 days to one year. Estimated expenses associated with these warranties are provided for at the time of revenue recognition in the accompanying consolidated financial statements. The Company makes estimates of these costs based on historical experience and on various other assumptions including historical and expected product failure rates, material usage, and service delivery costs incurred in correcting a product failure.

RESEARCH AND DEVELOPMENT COSTS Research and development costs are expensed as incurred.

INCOME TAXES The Company provides for deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the Company to use the asset and liability approach to account for income taxes. This approach requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The provision for income taxes is based on income before income taxes as reported in the accompanying consolidated statements of income.

CONCENTRATION OF CREDIT RISK Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of investments and trade receivables. The Company places its available cash in money market funds, investment grade domestic corporate bonds, and highly-rated corporate preferred stocks. The Company's investments are subject to fluctuations based on interest rates and trading conditions prevailing in the marketplace. The Company sells its products primarily to large corporations, environmental testing laboratories, and governmental agencies. The majority of its customers are located in the U. S. and all sales are denominated in U.S. dollars. Credit risk with respect to trade receivables is limited due to the financial stability of the customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers to minimize credit risk. As of December 31, 2002 and 2001, the Company had no significant concentrations of credit risk related to accounts receivable. However, agencies of the U.S. government constitute a significant percentage of the Company's revenues (See
Note 13). Any federal budget cuts or changes in regulations affecting the U.S. chemical warfare programs or the USEPA may have a negative impact on the Company's future revenues.

EARNINGS PER SHARE The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding. The weighted average of shares used in the basic earnings per share calculation was 2,755,634 in 2002, 2,659,844 in 2001, and 2,895,615 in 2000. The weighted average number of shares used in the diluted earnings per share computation was 2,778,478 in 2002, 2,701,784 in 2001, and 2,896,841 in 2000. At December 31,
2002, 2001 and 2000, options to acquire 133,700, 128,900, and 260,600 shares at weighted average exercise prices of $5.88, $6.85, and $5.39, respectively, were not included in the computations of dilutive earnings per share as the options' exercise price was greater than the average market price of the common shares.

COMPREHENSIVE INCOME (LOSS) Effective January 1, 1998, the Company adopted Statement No. 130 (FAS 130), Reporting Comprehensive Income. This Statement established standards for reporting and display of comprehensive income and its components. Net income and unrealized gains and losses on available-for-sale investments are the Company's only components of comprehensive income (loss).

STOCK BASED COMPENSATION At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note 8. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    Year ended December 31
                                             ---------------------------------
                                                     (in thousands)
                                               2002        2001        2000
                                             --------    --------    --------
Net income, as reported                      $    658    $  2,006    $    616
Deduct:  Total stock-based compensation
expense determined under fair value based
method for awards granted, modified, or
settled, net of related tax effects          $     88    $     73    $    108
                                             ========    ========    ========
Pro forma net income                         $    570    $  1,933    $    508
                                             ========    ========    ========
Earnings per share:
    Basic--as reported                       $   0.24    $   0.75    $   0.21
                                             ========    ========    ========
    Basic--pro forma                         $   0.21    $   0.73    $   0.18
                                             ========    ========    ========
    Diluted--as reported                     $   0.24    $   0.74    $   0.21
                                             ========    ========    ========
    Diluted--pro forma                       $   0.21    $   0.72    $   0.18
                                             ========    ========    ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of zero for each year; expected volatility of 37, 37, and 33 percent; risk-free interest rates of 1.30, 6.38, and 6.38 percent; and expected lives of seven years. The weighted average fair value at the date of grant for options granted during 2002, 2001, and 2000 was $2.09, $1.90, and $1.90, respectively.

USE OF ESTIMATES The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires the use of management's estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end, and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

RECLASSIFICATIONS Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income or the overall financial condition of the Company.

RECENT PRONOUNCEMENTS In September 2000, the FASB issued Statement No. 140 (FAS
140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces FAS 125, issued in June of 1996. The new Statement will be effective for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and for transfers occurring after March 31, 2001. Adoption of FAS 140 did not have a material effect on the Company's financial position or operating results.

In June 2001, the FASB issued Statement No. 141 (FAS 141), Business Combinations. FAS 141 requires that all business combinations completed after June 30, 2001, be accounted for under the purchase method, eliminating the use of the pooling method. This Statement also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. FAS 141 also requires that the excess of fair value of acquired assets over cost in a business combination (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized.

In June 2001, the FASB issued Statement No. 142 (FAS 142), Goodwill and Other Intangibles. FAS 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by FAS 142 are goodwill and intangible assets with indefinite lives will no longer be amortized; goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company adopted FAS 142 effective January 1, 2002, as required. A transitional impairment test was required for existing goodwill as of the date of adoption of this Standard; however, the Company did not have any goodwill on its books. Goodwill recorded after adoption of this Standard is to be tested for impairment at least annually and any resulting impairment is considered part of operating income.

In June 2001, the FASB issued Statement No. 143 (FAS 143), Accounting for Obligations Associated with the Retirement of Long-Lived Assets. FAS 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted this Statement effective January 1, 2003. Adoption of this Statement did not have a material effect on the Company's financial position and results of operations.

In August 2001, the FASB issued Statement No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. FAS 144 supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. FAS No. 144 is effective for fiscal years beginning after December 15, 2001. During the third quarter ended September 30, 2002, the Company performed an evaluation of future prospects of certain products and their related intangible assets. As a result of this evaluation, the Company recorded an impairment loss for those intangible assets totaling approximately $346,000 (See Note 5).

In April 2002, the FASB issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002. FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt. FAS 44 set forth industry-specific transitional guidance that did not apply to the Company. FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of FAS 145 in the second quarter of fiscal year 2002 did not have a significant impact on the Company's financial condition or results of operations.

In July 2002, the FASB issued FAS 146, Accounting for Exit or Disposal Activities. FAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in Restructuring). The Scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a significant impact on its financial condition or results of operations.

In 2003, the FASB, issued FAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FAS 123. The disclosure requirements of FAS 123, Accounting for Stock-Based Compensation, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity's accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. The amendments to the disclosure and transition provisions of FAS 123 are effective for fiscal years ending after December 15, 2002. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of FAS 148 in the accompanying financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The Company has not yet determined the effects of EITF 02-16 on its financial statements.

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on in the form of product warranties and does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are included in the accompanying financial statements.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.


NOTE 2. NET INVESTMENT IN SALES-TYPE LEASES

The following lists the components of the net investment in sales-type leases as of December 31:

                                                                     2002          2001
                                                                  ---------     ---------
      Total minimum lease payments to be received                 $ 549,043     $ 428,813
      Less:  Unearned income                                      $ (67,030)    $ (43,479)
                                                                  ---------     ---------
      Net investment in direct financing and sales-type leases    $ 482,013     $ 385,334
                                                                  =========     =========

At December 31, 2002, minimum lease payments for each of the five succeeding fiscal years are as follows: $277,923 in 2003, $143,587 in 2004, $82,652 in
2005, $44,881 in 2006, and $0 in 2007.


NOTE 3. INVENTORIES

Inventories, which include material, labor, and overhead, on December 31, 2002 and 2001, consisted of the following:


                             2002          2001
                         ----------    ----------
      Raw materials      $3,215,760    $3,766,365
      Work-in-process       220,666       567,475
      Finished goods        701,697       239,518
                         ----------    ----------
                         $4,138,123    $4,573,358
                         ==========    ==========

NOTE 4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment on December 31, 2002 and 2001, consisted of the following:

                                  Estimated Useful Lives       2002            2001
                                  ----------------------    -----------     -----------
Land                                                        $    40,462     $    40,462
Buildings                            33 to 40 years           3,842,960       3,835,294
Leasehold improvements                   5 years                 49,065          29,239
Furniture and equipment               3 to 10 years           2,664,065       2,355,163
                                                            -----------     -----------
                                                              6,596,552       6,260,158

Less accumulated depreciation                                (3,181,813)     (2,865,881)
                                                            -----------     -----------
                                                            $ 3,414,739     $ 3,394,277
                                                            ===========     ===========


Depreciation expenses totaled $449,108 and $460,205 for the years ended December 31, 2002 and 2001, respectively.


NOTE 5. INTANGIBLE ASSETS

Intangible assets on December 31, 2002 and 2001, consisted of the following:

                                                  2002                            2001
                                   ------------------------------    -----------------------------
                                       Gross                            Gross
                                     Carrying        Accumulated       Carrying        Accumulated
                                      Amount        Amortization        Amount        Amortization
                                   ------------     ------------     ------------     ------------
Patents                            $    138,189     $    (57,942)    $    115,083     $    (51,497)
Alpkem trademarks & trade names         180,000         (180,000)         180,000          (68,488)
Floyd patents                           217,500         (217,500)         217,500         (106,940)
Alpkem patents                            5,000           (5,000)           5,000           (1,902)
GAC patents                              97,742          (61,723)          97,742          (24,384)
Application notes                       191,541         (191,541)         191,541          (72,879)
                                   ------------     ------------     ------------     ------------
                                   $    829,972     $   (713,706)    $    806,866     $   (326,090)

Amortization charged to operations amounted to approximately $38,209, $132,327, and $191,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

       Estimated amortization expense:
                For year ended 12/31/03          $  9,614
                For year ended 12/31/04          $  9,614
                For year ended 12/31/05          $  9,614
                For year ended 12/31/06          $  9,614
                For year ended 12/31/07          $  9,614

Consistent with the Company's accounting policies, during 2002, the Company performed an annual evaluation of the future prospects of certain products and their related inventory and intangible assets. As a result of this evaluation, the Company decided to discontinue manufacturing, sales, service, and support for certain sample preparation, gas chromatography, and ion analyzer products. The Company came to these decisions because purchase components are no longer available for support of certain products, and the Company's current or anticipated sales volume for certain other products no longer represent a viable business opportunity for the Company.

As a result of the determination to discontinue these products, the Company recorded an impairment loss for intangible assets and a loss for obsolete inventory related to those products. The impaired intangible assets consisted of acquired trade names and trademarks that are no longer used to market the Company's products, application notes for products that are no longer produced or sold, and patents on technology that is no longer used in the Company's products. To determine if any impairment existed, the Company compared the carrying amount of each intangible asset, separately, to the undiscounted cash flow stream over the remaining life of each intangible asset. To value the indicated impairment, the Company compared the carrying amount of each intangible asset, separately, to the fair value of those intangible assets. The Company determined the fair value of each intangible asset by estimating the future cash flows from the use and disposition of those intangible assets. The aggregate fair value of those intangible assets was less than the aggregate carrying value and resulted in an impairment loss totaling approximately $346,000, which is included in SG&A expense in the consolidated statements of income.

The loss for obsolete inventory was determined by taking the total of the inventory related to these discontinued products and consistent with the Company's policy relating to obsolete inventory, the total of other inventory with no movement in six months, which the Company determined is no longer saleable based on available market information. The loss for obsolete inventory totaled approximately $200,000, and is included in cost of goods sold in the consolidated statements of income.

On February 1, 1999, the Company acquired substantially all of the assets of General Analysis Corporation (GAC). GAC is a supplier of beverage monitors used to measure dissolved Brix (sugar), diet syrup and carbon dioxide in beverage streams. Assets acquired also included air and gas monitors that are used by the chiller/refrigerant industry for the rapid detection of low-level refrigerant leaks. The excess of the purchase price over fair market value of the underlying assets acquired of $1,078,000 was allocated to intangibles, including patents, non-compete agreements, trademarks, and goodwill based upon estimates of relative fair values. The intangible assets were being amortized over a 5 to 15 year period, dependent upon the nature of the assets and are included within the other intangible assets caption of the consolidated balance sheets. In the fourth quarter of 2000, the Company performed an analysis of intangible assets related to the acquisition of GAC and for a GC inlet product for which the manufacturing rights were acquired in 1999 and determined that part of the carrying value of these assets was not recoverable due to continuous delays in the introduction of a new product, resulting in deterioration of market presence. The Company evaluated the realizability of the intangible assets based on expectations of non-discounted cash flows and operating income for each product line having a material intangible asset balance. An impairment loss was recognized as the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition was less than its carrying amount. The impairment loss was measured as the difference between the carrying value of the asset and the discounted cash flows expected to be produced by the assets. As a result of this analysis, the Company recorded asset impairment charges in the fourth quarter of 2000 amounting to $960,000 before tax, which reduced net income by approximately $605,000, or $0.21 per share (diluted). The asset impairment charges consisted of $793,000 relating to the value of intangible assets acquired from GAC in February 1999, and $167,000 relating to the value of manufacturing rights acquired in 1999.


NOTE 6. ACCRUED LIABILITIES

Accrued liabilities on December 31, 2002 and 2001, consisted of the following:

                                                       2002          2001
                                                   ----------    ----------
Accrued compensation and other related expenses    $  769,672    $  834,233
Accrued warranties                                    734,637       684,446
Unearned revenues                                     394,303        33,050
Unearned revenues - service contracts                 348,231       319,603
Unearned revenues/deposits - sales-type leases        215,967       208,286
Other liabilities and accrued expenses                655,747       132,079
                                                   ----------    ----------
                                                   $3,118,557    $2,211,697
                                                   ==========    ==========

NOTE 7. PRODUCT WARRANTY LIABILITIES

The changes in the Company's product warranty liability on December 31, 2002 and 2001 are as follows:

                                                                     2002          2001
                                                                  ---------     ---------
Liabilities, beginning of year                                    $ 684,446     $ 532,819
Expense for new warranties issued                                 $  54,678     $ 151,627
Warranty claims                                                   $  (4,487)    $       0
                                                                  ---------     ---------
Liability, end of year                                            $ 734,637     $ 684,446
                                                                  =========     =========

NOTE 8. STOCK OPTION AND STOCK PURCHASE PLAN

In 1987, the Company established a stock option and stock appreciation rights plan (1987 Plan) qualified under Section 422 of the Internal Revenue Code of 1986. The 1987 Plan expired in accordance with its terms on December 31, 1997. Options granted to purchase 33,766 shares remain outstanding under the 1987 Plan at December 31, 2002.

During 1992, the Company's Board of Directors, and during 1993, the Company's stockholders, approved the O. I. Corporation 1993 Incentive Compensation Plan (1993 Plan). The 1993 Plan provides for the granting of options to purchase up to 500,000 shares of the Company's common stock with the options having an exercise price of not less than the par value of such stock. Employees and non-employee directors of the Company are eligible for such grants. The options generally expire ten years from the date of grant and generally vest over three or four years. The 1993 Plan was amended effective January 1, 2001 to also provide for the one-time award of 6,000 shares to directors upon their initial election to the Board. During 2001, 24,000 shares were awarded under this provision resulting in $73,680 in compensation expense. During 2002, the Company granted 135,000 share options under the 1993 Plan, with a weighted average exercise price based on the stock price of $5.20 at the date of grant. The 1993 Plan expired in accordance with its terms on December 2002. At such time, 409,134 of the 500,000 shares reserved for issuance had been granted and 90,866 shares expired ungranted.

Both the 1987 Plan and the 1993 Plan allow for the exercise of options with mature shares. During 2001, 55,237 outstanding mature shares were used to exercise stock options for 133,060 shares of the Company's stock. Options outstanding under the 1987 Plan and the 1993 Plan have exercise prices equal to the market value on the date of grant.

The 2003 Incentive Compensation Plan (the "Incentive Plan") was adopted by the Board of Directors on February 25, 2002, and approved by the Company's shareholders at the annual meeting of shareholders on May 6, 2002. The Incentive Plan became effective on January 1, 2003. Key personnel and non-employee directors of the Company are eligible to participate in the Incentive Plan. The purpose of the Incentive Plan is to attract, retain, and motivate key employees and non-employee directors of the Company by providing additional benefits to such employee and non-employee directors by way of granting stock options, stock appreciation rights ("SARs"), stock awards and performance awards. The Incentive Plan is administered by the Compensation Committee. Members of the Compensation Committee are not eligible to participate under the Incentive Plan, other than to receive stock option grants or awards of stock on a formula basis as set forth in the Plan. The 2003 Plan also provides that each non-employee director will be awarded 3,000 shares of restricted stock upon his initial election to the Board of Directors.

The aggregate number of shares of the Company's common stock as to awards may be granted under the Incentive Plan is 350,000, subject to adjustments as described in the Incentive Plan; provided, however, that 150,000 shares of Common Stock shall be reserved for the grant of incentive stock options under the Incentive Plan. The Incentive Plan terminates on December 31, 2012.

The option price for each stock option is determined by the Compensation Committee, but in no event may the exercise price per share be less than the market value per share (as defined in the Plan) on the date of the grant; provided, however, that in the case of an employee who, at the time an incentive stock option is granted, owns (within the meaning of Section 424(d) of Code) more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary corporation, then the exercise price for the incentive stock option shall be at least 110% of the market value per share of Common Stock at the time of grant.

The Company intends to register shares of Common Stock issuable pursuant to the Incentive Plan under the Securities Act of 1933, as amended.

Activity under the 1987 Plan and the 1993 Plan for each of the three years in the period ended December 31, 2002 was as follows:

                                                                               Weighted Average
                                                 Shares     Price Per Share    Price per Share
                                                --------    ---------------    ----------------
Options outstanding, December 31, 1999           387,700     $ 2.50 - 14.00       $  4.60

    Options granted                               62,400      3.875 - 3.969          3.88
    Options exercised                            (20,000)      3.50 -  3.63          3.61
    Options forfeited or cancelled               (24,500)      2.50 - 5.625          4.22
                                                --------
Options outstanding, December 31, 2000           405,600       2.50 - 14.00          4.56

    Options granted                               77,400       2.90 -  4.90          3.82
    Options exercised                           (152,694)      2.50 - 5.625          3.73
    Options forfeited or cancelled              (117,000)      2.50 - 5.625          3.99
                                                --------
Options outstanding, December 31, 2001           213,306       2.50 -  6.06          4.18

    Options granted                              135,000       3.82 -  6.52         5.199
    Options exercised                             (3,100)     3.125 -  3.94         3.914
    Options forfeited or cancelled               (20,900)      2.50 -  6.52         5.138
                                                --------
Options outstanding, December 31, 2002           324,306       2.50 -  6.52         4.348


There were 114,852, 86,766, and 284,050 share options exercisable at December 31, 2002, 2001, and 2000, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2002:

                                      Options Outstanding                Options Exercisable
                           ------------------------------------------    -------------------
                                                             Weighted               Weighted
                                       Weighted Average      Average                Average
         Ranges of                     Remaining Life in     Exercise               Exercise
       Exercise Prices      Shares           Years            Price      Shares      Price
       ---------------     -------    -------------------    --------    ------    --------
        $2.50 - $3.50       61,066           6.18            $  3.247    31,867    $   3.29
         3.81 - 5.625      205,240           7.59               4.378    81,985        4.55
         6.06 - 6.52        58,000           8.93               6.512     1,000        6.06

In 1989, the Company established an Employee Stock Purchase Plan, which the Board of Directors, in 1998, re-authorized to continue in its same format. Under the plan provisions, employees may purchase shares of the Company's common stock on a regular basis through payroll deductions. Any person who is a full-time employee of the Company is eligible to participate in the plan, with each participant's purchases limited to 10% of annual gross compensation. The Compensation Committee of the Board of Directors administers the plan. Shares of common stock are purchased in the open market or issued from shares held in treasury. The Company pays all commissions and contributes an additional 15% for the purchase of shares that are distributed to eligible participating employees. The

Company's contribution to the plan was not significant in any of the years reported. The aggregate number of shares of common stock available for purchase under this plan is 200,000. As of December 31, 2002, 55,668 shares had been purchased under the plan.

NOTE 9. STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation, and other preferences are subject to determination by the Board of Directors. As of December 31, 2002, no preferred stock had been issued.

The Company's Board of Directors has authorized the Company to repurchase shares of its common stock through open market purchases or privately negotiated transactions. Since 1995, the Company has repurchased an aggregate 1,727,378 shares related to these authorizations. The shares are held by the Company and accounted for using the cost method. The Company is authorized to purchase up to 47,622 additional shares as of December 31, 2002.

NOTE 10. INCOME TAXES

The Company's operations are only taxed under domestic jurisdictions.

The provision for income taxes is summarized as follows:

                                       Years Ended December 31
                                ------------------------------------
                                   2002          2001         2000
                                ---------     ---------    ---------
Current provision:
   Federal                      $ 454,931     $ 800,544    $ 680,730
   State                           69,908       153,623      108,266
Deferred provision (benefit)     (311,653)        3,504     (427,349)
                                ---------     ---------    ---------
                                $ 213,186     $ 957,671    $ 361,647
                                =========     =========    =========


The provision for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:

                                                  Years Ended December 31
                                               ------------------------------
                                                2002        2001        2000
                                               ------      ------      ------
Tax at statutory rate                           34.0%       34.0%       34.0%
State income taxes, net of federal benefit       5.6         4.0         5.8
Future research and development credits         (5.2)       (5.9)         --
Dividends received deduction                    (5.7)         --          --
Reduction in valuation allowance                  --        (1.7)         --
Other, net                                      (4.3)        1.9        (2.9)
                                              ------      ------      ------
                                                24.4%       32.3%       36.9%
                                              ======      ======      ======

Deferred tax assets (liabilities) are comprised of the following at December 31, 2002 and 2001:

                                                2002            2001
                                            -----------     -----------
Current:
     Warranty reserve                       $   293,855     $   240,044
     Bad debt allowance                         101,438          50,730
     Inventory reserve                          126,492          37,692
     Uniform capitalization                     144,875         158,873
     Accrued vacation                           101,449          49,587
     Other                                       32,850          17,139
                                            -----------     -----------
           Total current                    $   800,959     $   554,065
                                            ===========     ===========

Noncurrent:
     Depreciation                           $   146,016     $   151,432
     Deferred compensation                       47,447          17,975
     Intangibles                                213,969         182,148
     Other                                      (97,292)       (113,849)
                                            -----------     -----------
          Total noncurrent                      310,140         237,706

Net tax asset before valuation allowance      1,111,099         791,771
Valuation allowance                                  --              --
                                            -----------     -----------
Net deferred tax asset                      $ 1,111,099     $   791,771
                                            ===========     ===========

NOTE 11. EMPLOYEE BENEFIT PLANS

The Company maintains a Retirement Savings Plan (the 401(k) Plan) for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company's contributions to the 401(k) Plan are discretionary. Employees vest immediately in their contributions and vest in the Company's contributions ratably over five years. The Company accrued contributions of $55,000, $150,000, and $80,000 to the 401(k) Plan for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

On February 1, 1999, the Company acquired substantially all of the assets of General Analysis Corporation (GAC). GAC is a supplier of beverage monitors used to measure dissolved Brix (sugar), diet syrup, and carbon dioxide in beverage streams. Assets acquired also included air and gas monitors that are used by the chiller/refrigerant industry for the rapid detection of low-level refrigerant leaks. The Company acquired GAC for $259,459 in cash and the assumption of approximately $1,100,000 in liabilities. In addition, the Company may be obligated to make earn-out payments to the former owner of GAC based upon the achievement of potential future revenue targets. The earn-out provision is based upon a percentage of equipment sales, as defined in the purchase agreement, in excess of certain thresholds through 2003. The sales thresholds approximate $1,000,000 for 1999 and increase ratably each year to a total sales threshold of at least $5,000,000 in 2003. No earn-out payments were earned for the years ended December 31, 2002, 2001, or 2000. Any earn-out payments will be recorded as an adjustment to the purchase price of the acquisition because the earn-out payments are based upon the future performance of the Company and not upon continued employment of the former owners. As of December 31, 2002, the maximum aggregate amount of the potential earn-out payments is approximately $3,500,000.

The Company has an agreement with the former owner of Floyd Associates, Inc. to pay a royalty equal to 5% of the net revenue earned from certain microwave-based products up to a maximum amount of $1,182,500. The contingent liability arose as a result of the acquisition of Floyd in 1994. No minimum payments are required in the agreement. The Company recognized royalty expense related to this agreement of $24,249, $34,860, and $41,764 in 2002, 2001, and 2000,
respectively.

The Company leases approximately 20,000 sq.ft. of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring in October 2006. The Company also leases 500 sq. ft of office space in Edgewood, Maryland, which can be automatically renewed annually up to three years. Rental expense recognized in 2002, 2001, and 2000, was $201,220, $150,000, and $157,000, respectively. Future minimum rental payments under these leases for each year of the next five successive years are $192,904, $193,093, $188,785, $171,050, and $-0-.

NOTE 13. SEGMENT DATA

The Company adopted Statement of Financial Accounting Standards No. 131 (FAS
131), Disclosures about Segments of an Enterprise and Related Information. FAS 131 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosure about products and sources, geographic areas and major customers. The Company operates its business as a single segment.

Revenues related to operations in the U.S. and foreign countries for the years ended December 31, 2002, 2001, and 2000, are presented below. The basis for attributing revenues from external customers to individual countries is based upon locations to which the product is shipped. Long-lived assets related to continuing operations in the U.S. and foreign countries as of the years ended December 31, 2002, 2001, and 2000, are as follows:

                                                      Years Ended December 31
                                             -----------------------------------------
                                                2002           2001           2000
                                             -----------    -----------    -----------
Net revenues from unaffiliated customers:
     United States                           $17,699,135    $21,230,585    $19,402,106
     Foreign                                   5,983,859      4,638,185      4,999,266

Long-lived assets at end of year:
     United States                           $ 3,414,739    $ 3,394,277    $ 3,606,028

One customer accounted for approximately 10% of revenues in 2002, 12% of revenues in 2001, and no single customer accounted for more than 10% of revenues in 2000. Sales to federal, state, and municipal governments accounted for 17% of total revenues in 2002, 13% of total revenues in 2001, and 31% of total revenues in 2000.

NOTE 14. QUARTERLY INFORMATION (UNAUDITED)

Quarterly financial information for 2002 and 2001 is summarized as follows:

($ in thousands, except per share amounts)     First    Second    Third     Fourth
2002                                            Qtr.     Qtr.      Qtr.      Qtr.
------------------------------------------    ------    ------    ------    ------
Net revenues                                  $5,059    $5,560    $6,688    $6,376
Gross profit                                   2,170     2,691     2,952     2,858
Net income                                      (274)      256       172       504
Basic earnings per share                      $(0.06)   $ 0.09    $ 0.06    $ 0.15
Diluted earnings per share                    $(0.06)   $ 0.09    $ 0.06    $ 0.15

($ in thousands, except per share amounts)     First    Second    Third     Fourth
2001                                            Qtr.     Qtr.      Qtr.       Qtr.
------------------------------------------    ------    ------    ------    ------
Net revenues                                  $6,585    $6,920    $5,872    $6,492
Gross profit                                   3,012     3,288     2,833     3,123
Net income                                       410       643       395       558
Basic earnings per share                      $ 0.15    $ 0.24    $ 0.15    $ 0.21
Diluted earnings per share                    $ 0.15    $ 0.24    $ 0.15    $ 0.20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) Previous independent accountants

         (i) On October 29, 2002, O. I. Corporation dismissed
PricewaterhouseCoopers LLP as its independent accountants. The Registrant's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants.

         (ii) The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principle.

         (iii) In connection with the audits for the two most recent fiscal years and through October 29, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in its report on the financial statements for such years.

         (iv) During the two most recent fiscal years and through October 29, 2002, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) except as noted in the following paragraph.

         In February 2002, PricewaterhouseCoopers LLP reported a material weakness in internal controls related to the timeliness of bank reconciliations performed for the period April 1, 2001 through December 31, 2001. During this period, the Registrant had significant turnover in personnel with responsibility for those procedures and fell behind the timely completion of certain routine procedures with respect to bank reconciliations. However, prior to the completion of the audit, those procedures were completed. In the report to the Audit Committee, PricewaterhouseCoopers LLP reported the bank reconciliations were completed for the year ended December 31, 2001 and were reviewed in connection with the year-end audit procedures. The Registrant does not believe that any of the adjustments resulting from the bank reconciliation process were material to any of the interim financial statements.

         (v) PricewaterhouseCoopers LLP has furnished the Registrant with a letter addressed to the SEC stating that it agrees with the above statements.

    (b) New independent accountants

         (i) The Registrant engaged Grant Thornton LLP as its new independent accountants as of October 29, 2002. During the two most recent fiscal years and through October 29, 2002, the Registrant has not consulted with Grant Thornton LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant or oral advice was provided that Grant Thornton LLP concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the identification, business experience, and directorships of each director and nominee for director of the Company, required by Item 401 of Regulation S-K and presented in the section entitled "Election of Directors-Nominees for Board of Directors" of the Company's Proxy Statement for the annual meeting of shareholders on May 9, 2003 (the "Proxy Statement"), is hereby incorporated by reference. See Item 1 for information relating to the identification and business experience of the Company's executive officers. The information relating to persons subject to Section 16 of the Securities Exchange Act of 1934 and the timeliness with which they have filed Forms 3, 4, and 5, required by Item 405 of Regulation S-K and presented in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to the cash compensation of directors and officers, required by Item 402 of Regulation S-K and presented in the section entitled "Election of Directors-Compensation of Directors" and "Election of Directors-Compensation of Executive Officers" of the Company's Proxy Statement for the annual meeting of shareholders on May 9, 2003, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership required by Item 403 of Regulation S-K, which is presented in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the annual meeting of shareholders on May 9, 2003, is incorporated herein by reference.

On February 19, 2003, a 13-D was filed by Farnam Street Partners, a Minnesota Limited Partnership, stating that they owned 185,641 shares, or 6.7% of the Company's shares. The 13-D states "the purchase is for investment only."


EQUITY COMPENSATION PLANS:

All existing equity compensation plans have been approved by security holders.

                                       Number of securities to      Weighted average
                                       be issued upon exercise      exercise price of     Number of securities
                                       of outstanding options,    outstanding options,    remaining available
                                         warrants and rights      warrants, and rights    for future issuance
            Plan Category                        (a)                       (b)                    (c)
-----------------------------------   ------------------------    --------------------    --------------------
Equity compensation plans                   291,140                      $4.42                   350,000
approved by security holders(1),(2)


(1) The 1993 Incentive Stock Option Plan was in effect on December 31, but expired on January 1, 2003. At such time, 90,866 shares expired ungranted. Those securities are no longer available for issuance.

(2) The 2003 Incentive Compensation Plan became effective on January 1, 2003. No shares had been issued under this plan as of December 31, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to relationships and transactions required by Item 404 of Regulation S-K, which is presented in the section entitled, "Election of Directors - Executive Compensation - Certain Transactions,

Employment Contracts, Termination of Employment and Change-in-Control Arrangements" of the Company's Proxy Statement for the annual meeting of shareholders on May 9, 2003, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive and financial officers have concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.


                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements of O. I. Corporation and its subsidiary that are included in Part II, Item 8:

                                                                                                                 Page
                                                                                                                -----
         Report of Independent Accountants ...................................................................  25-26

         Consolidated Balance Sheets at December 31, 2002 and 2001 ...........................................     27

         Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000 .............     28

         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000 .........     29

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001,
                  and 2000 ...................................................................................     30

         Notes to Consolidated Financial Statements ..........................................................  31-43

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

        *10.4 Value-Added Reseller Agreement between the Company and Hewlett-Packard Company (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

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

        *10.7 2003 Incentive Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated April 5, 2002, and incorporated herein by reference).

         23.1     Consent of PricewaterhouseCoopers LLP.

         23.2     Consent of Grant Thornton LLP.

         99.1 The O. I. Corporation definitive Proxy Statement, dated April 4, 2003, is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

         99.2     Certifications of Chief Executive Officer.

         99.3     Certifications of Chief Financial Officer.

      * Management contract or compensatory plan or arrangement.


(b)   Reports on Form 8-K.

                  Form 8-K, Change in Registrant's Certifying Accountants was filed November 1, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                O. I. CORPORATION

                                                /s/ William W. Botts
                                                ---------------------------
Date:  March 29, 2003                           By: William W. Botts
       ------------------                           President and
                                                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        Signature                         Title                            Date
        ---------                         -----                            ----
/s/ William W. Botts           President, Chief Executive Officer,     March 29, 2003
--------------------------     Director
William W. Botts

/s/ Juan M. Diaz               Corporate Controller,                   March 29, 2003
--------------------------     Principal Accounting Officer
Juan M. Diaz

/s/ Jack S. Anderson           Director                                March 29, 2003
-------------------------
Jack S. Anderson


/s/ Richard W. K. Chapman      Director                                March 29, 2003
-------------------------
Richard W. K. Chapman


/s/ Edwin B. King              Director                                March 29, 2003
-------------------------
Edwin B. King


/s/ Craig R. Whited            Director                                March 29, 2003
-------------------------
Craig R. Whited

                                 CERTIFICATIONS



I, William W. Botts, certify that:

1.       I have reviewed this annual report on Form 10-K of O.I. Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 29, 2003                        /s/ William W. Botts
                                             ----------------------------------
                                             William W. Botts, Chairman of the
                                             Board of Directors, President, and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                 CERTIFICATIONS

I, Juan M. Diaz, certify that:

1.       I have reviewed this annual report on Form 10-K of O.I. Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 29, 2003                             /s/ Juan M. Diaz
                                                  -----------------------------
                                                  Juan M. Diaz
                                                  Corporate Controller
                                                  (Principal Financial Officer)

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

 10.7    2003 Incentive Compensation Plan (filed as Exhibit A to the Company's
         Proxy Statement dated April 5, 2002, and incorporated herein by reference).

 23.1    Consent of PricewaterhouseCoopers LLP.

 23.2    Consent of Grant Thornton LLP.

 99.1 The O.I. Corporation definitive Proxy Statement, dated April 4, 2003 is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

 99.2    Certification of Chief Executive Officer.

 99.3    Certification of Chief Financial Officer.



----------
*  Management contract or compensatory plan or arrangement.