Form 10-K/A
period 2002-12-31
OI CORP
filed 2003-04-02
CIK 73773

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

                                EXPLANATORY NOTE



O.I. Corporation is filing this amendment to Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, to correct the quarterly financial information disclosure contained in Note 14 of the Consolidated Financial Statements for certain computational errors. This amendment does not affect the Company's historical results of operations, financial conditions or cash flows for any period presented. Other than this change to Note 14, there is no change to the consolidated financial statements, the notes to the consolidated financial statements, the report of the independent auditors or the report of management. Nor does this amendment change the Company's previously filed Quarterly Interim Consolidated Financial Statements or the notes thereto.

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

NOTE 14. QUARTERLY INFORMATION (UNAUDITED)

Quarterly financial information for 2002 and 2001 is summarized as follows:


($ in thousands, except per share amounts)     First    Second    Third     Fourth
2002                                            Qtr.     Qtr.      Qtr.      Qtr.
------------------------------------------    ------    ------    ------    ------
Net revenues                                  $5,059    $5,560    $6,688    $6,376
Gross profit                                   2,170     2,691     2,952     2,858
Net income                                      (174)      256       172       404
Basic earnings per share                      $(0.06)   $ 0.09    $ 0.06    $ 0.15
Diluted earnings per share                    $(0.06)   $ 0.09    $ 0.06    $ 0.15


($ in thousands, except per share amounts)     First    Second    Third     Fourth
2001                                            Qtr.     Qtr.      Qtr.       Qtr.
------------------------------------------    ------    ------    ------    ------
Net revenues                                  $6,585    $6,920    $5,872    $6,492
Gross profit                                   3,012     3,288     2,833     3,123
Net income                                       410       643       395       558
Basic earnings per share                      $ 0.15    $ 0.24    $ 0.15    $ 0.21
Diluted earnings per share                    $ 0.15    $ 0.24    $ 0.15    $ 0.20

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements of O. I. Corporation and its subsidiary that are included in Part II, Item 8:


                                                                                                                 Page
                                                                                                                -----
         Report of Independent Accountants ...................................................................   2-3

         Consolidated Balance Sheets at December 31, 2002 and 2001 ...........................................     4

         Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000 .............     5

         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000 .........     6

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001,
                  and 2000 ...................................................................................     7

         Notes to Consolidated Financial Statements ..........................................................   8-20


(a) 2.   Financial Statement Schedules required to be filed by Item 8 of this
         Form:

         All schedules are omitted as they are not required, or are not applicable, or the required information is included in the financial statements or notes thereto.

(a) 3.   Exhibits


         3.1 Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

          3.2     Amended and restated Bylaws of the Company.

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

         23.1     Consent of PricewaterhouseCoopers LLP.

         23.2     Consent of Grant Thornton LLP.

         99.1 The O. I. Corporation definitive Proxy Statement, dated April 9, 2003, is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

         99.2     Certifications of Chief Executive Officer.

         99.3     Certifications of Chief Financial Officer.

      * Management contract or compensatory plan or arrangement.


(b)   Reports on Form 8-K.

                  Form 8-K, Change in Registrant's Certifying Accountants was filed November 1, 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                O. I. CORPORATION


                                                /s/ William W. Botts
                                                ---------------------------
Date:  April 2, 2003                            By: William W. Botts
       ------------------                           President and
                                                    Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




        Signature                         Title                            Date
        ---------                         -----                            ----
/s/ William W. Botts           President, Chief Executive Officer,     April 2, 2003
--------------------------     Director
William W. Botts

/s/ Juan M. Diaz               Corporate Controller,                   April 2, 2003
--------------------------     Principal Accounting Officer
Juan M. Diaz

/s/ Jack S. Anderson           Director                                April 2, 2003
-------------------------
Jack S. Anderson


/s/ Richard W. K. Chapman      Director                                April 2, 2003
-------------------------
Richard W. K. Chapman


/s/ Edwin B. King              Director                                April 2, 2003
-------------------------
Edwin B. King


/s/ Craig R. Whited            Director                                April 2, 2003
-------------------------
Craig R. Whited

                                 CERTIFICATIONS



I, William W. Botts, certify that:

1.       I have reviewed this annual report on Form 10-K/A of O.I. Corporation;

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



Date:  April 2, 2003                         /s/ William W. Botts
                                             ----------------------------------
                                             William W. Botts, Chairman of the
                                             Board of Directors, President, and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                 CERTIFICATIONS

I, Juan M. Diaz, certify that:

1.       I have reviewed this annual report on Form 10-K/A of O.I. Corporation;

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


Date:  April 2, 2003                              /s/ Juan M. Diaz
                                                  -----------------------------
                                                  Juan M. Diaz
                                                  Corporate Controller
                                                  (Principal Financial Officer)

                        INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
  3.1    Articles of Incorporation of the Company, as amended (filed as Exhibit
         3.1 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 2001 and incorporated herein by reference).


  3.2    Amended and restated Bylaws of the Company.


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

 10.7    2003 Incentive Compensation Plan (filed as Exhibit A to the Company's
         Proxy Statement dated April 5, 2002, and incorporated herein by reference).

 23.1    Consent of PricewaterhouseCoopers LLP.

 23.2    Consent of Grant Thornton LLP.

 99.1 The O.I. Corporation definitive Proxy Statement, dated April 9, 2003 is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

 99.2    Certification of Chief Executive Officer.

 99.3    Certification of Chief Financial Officer.



----------
*  Management contract or compensatory plan or arrangement.