Form 10-Q
period 2003-03-31
OI CORP
filed 2003-05-09
CIK 73773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2003


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _________to_________

                         Commission File Number: 0-6511


                                O. I. CORPORATION
             (Exact name of registrant as specified in its charter)


             OKLAHOMA                                    73-0728053
----------------------------------                  --------------------
       State of Incorporation                         I.R.S. Employer
                                                     Identification No.

            P.O. Box 9010
           151 Graham Road
       College Station, Texas                            77842-9010
----------------------------------                  --------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:    (979) 690-1711
                                                    --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

The number of shares outstanding of the common stock as of May 5, 2003 was 2,759,273.

                          PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par value)

                                                             March 31,  December 31,
                                                               2003         2002
                                                             ---------  ------------
                                                            (unaudited)

                      ASSETS

Current assets:
  Cash and cash equivalents                                  $  3,681    $  3,915
  Short-term investments, available-for-sale                    3,950       3,733
  Accounts receivable-trade, net of allowance for               4,384       3,775
   doubtful accounts of $298 and $282, respectively
  Investment in sales-type leases                                 264         278
  Inventories                                                   4,205       4,138
  Current deferred tax asset                                      801         801
  Other current assets                                            125         146
                                                             --------    --------
        Total current assets                                   17,410      16,786

Property, plant and equipment, net                              3,394       3,415
Investment in sales-type leases, net of current                   289         271
Long-term deferred income tax assets                              210         310
Intangible assets, net                                            114         116
Other assets                                                      100          84
                                                             --------    --------
        Total assets                                         $ 21,517    $ 20,982
                                                             ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                    $  1,472    $  1,312
  Accrued compensation and other related expenses                 791         770
  Unearned revenues                                               780         959
  Accrued warranties                                              722         735
  Other liabilities and accrued expenses                          695         655
                                                             --------    --------
        Total current liabilities                               4,460       4,431

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.10 par value, 3,000 shares
    authorized, no shares issued and outstanding                   --          --
  Common stock, $0.10 par value, 10,000 shares
    authorized 4,103 shares issued and
    outstanding, respectively                                     410         410
  Additional paid in capital                                    4,331       4,331
  Treasury stock, 1,344 and 1,345 shares,
    respectively, at cost                                      (5,861)     (5,866)
  Retained earnings                                            17,977      17,619
  Accumulated other comprehensive income, net                     200          57
                                                             --------    --------
       Total stockholders' equity                              17,057      16,551
                                                             --------    --------
       Total liabilities and stockholders' equity            $ 21,517    $ 20,982
                                                             ========    ========


       See notes to unaudited condensed consolidated financial statements.

                                O.I. CORPORATION
                 Condensed Consolidated Statements of Operations
                         and Comprehensive Income (Loss)
                      (In thousands, except per share data)
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                            2003         2002
                                                           -------      -------
Net revenues:
  Products                                                 $ 5,553      $ 4,059
  Service                                                      869        1,000
                                                           -------      -------
                                                             6,422        5,059
Cost of revenues:
  Products                                                   2,793        2,364
  Service                                                      393          525
                                                           -------      -------
                                                             3,186        2,889

Gross profit                                                 3,236        2,170

Selling, general and administrative expenses                 2,056        1,922
Research and development expenses                              680          581
                                                           -------      -------
Operating income (loss)                                        500         (333)

Other income, net                                               72           69
                                                           -------      -------
Income (Loss) before income taxes                              572         (264)

Provision (Benefit) for income taxes                           214          (90)
                                                           -------      -------
Net income (loss)                                          $   358      $  (174)

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on investments
  available-for-sale                                           143          (24)
                                                           -------      -------

Comprehensive income (loss)                                $   501      $  (198)
                                                           =======      =======

Earnings (Loss) per share:
     Basic                                                 $  0.13      $ (0.06)
     Diluted                                               $  0.13      $ (0.06)

Shares used in computing earnings (loss) per share:
     Basic                                                   2,759        2,752
     Diluted                                                 2,768        2,752



       See notes to unaudited condensed consolidated financial statements.

                                O.I. CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            2003         2002
                                                          -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $   358       $  (174)
   Depreciation & amortization                                111           137
   Deferred income taxes                                       26           (15)
   Loss on disposition of property                              4            10
   Change in working capital                                 (648)         (122)
                                                          -------       -------
     Net cash flows (used in) operating activities           (149)         (164)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant & equipment                    (94)         (148)
   Proceeds from sale of assets                                 4             4
                                                          -------       -------
     Net cash flows (used in) investing activities            (90)         (144)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                       5             5
                                                          -------       -------
     Net cash flows provided by financing activities            5             5
                                                          -------       -------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                  (234)         (303)

Cash and cash equivalents, at beginning of quarter          3,915         3,140
                                                          -------       -------
Cash and cash equivalents, at end of quarter              $ 3,681       $ 2,837
                                                          =======       =======



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

The accompanying unaudited condensed consolidated financial statements have been prepared by O.I. Corporation and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All intercompany transactions and balances have been eliminated in the financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


2. INVENTORIES.

Inventories are stated at the lower of first-in, first-out cost or market:

                                     Mar. 31, 2003     Dec. 31, 2002
                                     -------------     -------------

                    Raw Materials        $3,145           $3,216
                    Work in Process         198              220
                    Finished Goods          862              702
                                         ------           ------
                                         $4,205           $4,138
                                         ======           ======


3. COMPREHENSIVE INCOME (LOSS).

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income (loss). The Company's components of comprehensive income (loss) are net income (loss) and unrealized gains and losses on available-for-sale investments.


4. EARNINGS (LOSS) PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. For the three months ended March 31, 2003 and 2002, options to acquire 208 shares and 275 shares of common stock, respectively, at a weighted average exercise price of $5.11 and $6.52 per share, respectively, were not included in the computation of dilutive earnings per share as their effect would be antidilutive.


5. STOCK-BASED COMPENSATION.

At March 31, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                  Three Months Ended
                                                                       March 31
                                                               ---------------------------
                                                                 2003              2002
                                                                 ----              ----

Net income (loss), as reported                                 $    358          $   (174)
Deduct: Total stock-based compensation expense
        determined under fair value based method
        for awards granted, modified, or settled,
        net of related tax effects                                   31                67
                                                               --------          --------
Pro forma net income (loss)                                         327              (241)

Earnings (loss) per share:
   Basic--as reported                                          $   0.13          $  (0.06)
   Basic--pro forma                                            $   0.12          $  (0.09)
   Diluted--as reported                                        $   0.13          $  (0.06)
   Diluted--pro forma                                          $   0.12          $  (0.09)

6.  INTANGIBLE ASSETS, NET.

Intangible assets, net consisted of patents relating to technology used in the Company's products. Intangible assets, net, as of March 31, 2003 and December 31, 2002 were approximately $114 and $116, net of accumulated amortization of $344 and $342, respectively. Total amortization expense on intangible assets for the three months ended March 31, 2003 and 2002 was approximately $4 and $14, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years 2003 to 2007 is approximately $9.

7.  PRODUCT WARRANTY LIABILITIES.

The charges in the Company's product warranty liability on March 31, 2003 were as follows:

Liability, beginning of year                 $ 735
Warranty claims                                (13)
                                             -----
Liability, March 31, 2003                    $ 722
                                             =====

8.  RECENT PRONOUNCEMENTS.

In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for transactions occurring after May 15, 2002. FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt. FAS 44 set forth industry-specific transitional guidance that did not apply to the Company. FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of FAS 145 in the third quarter of fiscal year 2002 did not have a significant impact on the Company's financial condition or results of operations.

In July 2002, the FASB issued FAS 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." The Scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a significant impact on its financial condition or results of operations.

In 2003, the FASB issued FAS 148, "Accounting for Stock-Based Compensation, Transition and Disclosure," an amendment of FAS 123. The disclosure requirements of FAS 123, "Accounting for Stock-Based Compensation," which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity's accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. The amendments to the disclosure and transition provisions of FAS 123 are effective for fiscal years ending after December 15, 2002. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of FAS 148 in the accompanying financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." The Company has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The Company's adoption of EITF 02-16 did not have an effect on its financial statements.

In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measure provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only in the form of product warranties and does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are included in these condensed consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities," FIN 46 clarifies the application of Accounting Research Bulletin 51, 'Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, concerning, among other things, (i) possible or assumed future results of operations, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) prospects for the Company's business or products; (iii) other matters that are not historical facts. These forward-looking statements are identified by their use of terms and phrases such as "believes," "expects," "anticipates," "intends," "estimates," "plans" and similar terms and phrases.

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

Factors that could cause actual results to differ materially include, but are not limited to,

   o  the Company's ability to attract and retain new customers,
   o  the financial condition and spending practices of its customers,
   o the Company's ability to provide products that meet the needs of its customers,
   o advancements or changes in technology that may render the Company's products less valuable or obsolete,
   o  conditions in the environmental instrument market, and
   o  the Company's ability to obtain financing in the event it is needed.

The cautionary statements contained or referred to herein should be considered in connection with any written or oral forward-looking statements that may be issued by the Company or persons acting on the Company's behalf. The Company does not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. When considering forward-looking statements, you should also keep in mind the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2002.

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

RECENT DEVELOPMENTS

Cancellation of Future Deliveries under Contract With Parsons Infrastructure & Technology Group, Inc. Parsons Infrastructure & Technology Group, Inc. ("Parsons"), granted to the Company a series of purchase orders totaling approximately $3,200,000 for MINICAMS. Due to changes in the scope of the equipment needed by the customers, approximately $820,000 of this purchase order was cancelled subsequent to March 31, 2003. Parsons and the Company negotiated a cancellation fee of approximately $68,000, which will be invoiced upon completion of the order, which is expected to be by June 30, 2003. Total revenues recognized since the beginning of this order were approximately $2,373,000, including approximately $32,000 recognized in the quarter ended March 31, 2003.

OPERATING RESULTS

Net revenues for the quarter ended March 31, 2003 were $6,422,000 compared to $5,059,000 for the same period of the prior year. Net revenues increased due to higher product sales partially offset by lower revenues from services. Product revenues increased due to higher sales of MINICAMS, GC systems and components, Total Organic Carbon (TOC) analyzers, flow analyzers, microwave digestion systems, and refrigerant monitoring systems, which more than offset lower sales of gel permeation chromatography products (GPC) and beverage monitors compared to the quarter ended March 31, 2002.

Increases in revenues from products were partially offset by decreases in revenues from services. Revenues from services decreased compared to the quarter ended March 31, 2002, primarily due to a lower demand for in-house, factory repair services and lower revenues from rentals due to a customer choosing to make early payment on a significant amount of operating leases in the second quarter of 2002.

International and domestic revenues increased for the quarter ended March 31, 2003 compared to the same period of the prior year. Revenues from sales of products and services in Europe, Asia, and Latin America increased for the quarter ended March 31, 2003 compared to the same period of the prior year. While competition and unpredictable local economic conditions continue to affect international sales, the Company continues to invest in further developing distribution channels to establish market positions in international markets.

Despite the increase in net revenues for the quarter ended March 31, 2003 compared to the same period of the prior year, the sustained economic downturn and the war in Iraq have resulted in prolonged purchasing decisions, and has reduced purchasing and capital spending in many of the markets that the Company serves, in particular, industrial and government customers. In addition, the environmental instrument market in which the Company competes has been flat or declining over the past several years. The Company remains cautiously optimistic about future sales and has identified a number of strategies it believes will allow it to grow its business despite this decline, including the acquisition of complementary businesses, developing new products, developing new applications for its technologies, and strengthening its presence in selected geographic markets. No assurance can be given that the Company will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in growth of the Company's business.

Gross profit for the quarter ended March 31, 2003 increased to $3,236,000 or 50% of revenues, compared to $2,170,000, or 43% of revenues, for the same quarter of 2002. The increase in gross profit was primarily due to higher sales with improved sales mix, lower warranty costs, and improved operational efficiencies.

Selling, general, and administrative ("SG&A") expenses for the quarter ended March 31, 2003 increased to $2,056,000 or 32% of revenues, compared to $1,922,000, or 38% of revenues, for the same quarter of 2002. SG&A expenses for the first quarter of 2003 increased due to higher direct selling expenses, equipment depreciation, benefit-related costs, audit fees, and expenses for legal fees for routine corporate-related matters. The Company continues to incur increased administrative expense, both for accounting and legal professional services to assess and react to the changes in securities laws, i.e. Sarbanes-Oxley and NASDAQ.

Research and development ("R&D") expenses for the quarter ended March 31, 2003 increased to $680,000 or 11% of revenues, compared to the first quarter of 2002 R&D expenses of $581,000, or 11% of revenues. The increase in R&D expenses for the first quarter of 2003 was due to increased expenses related to the development of potential new products.

Other income, net, which is comprised of interest and dividend income from investments and sales-type leases, income from customer lease buyouts and dispositions of Company property, increased due to higher income from investments which was partially offset by decreases in income from customer lease buyouts and dispositions of Company property.

Provision (benefit) for income taxes increased for the quarter ended March 31, 2003 to a provision of $214,000, compared to a benefit of $(90,000), for the same quarter of 2002. The effective tax rates were 38% for the quarter ended March 31, 2003 and 34% for 2002.

Net income for the quarter ended March 31, 2003 was $358,000 compared to a net loss of ($174,000) in the same period of 2002 primarily due to higher net revenues and cost reductions resulting in improved gross profit, partially offset by increases in operating costs for R&D and SG&A. Basic and diluted earnings per share for the quarter ended March 31, 2003 were $0.13 per share compared to basic and diluted net loss per share of $(0.06) per share for the same period of 2002.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,681,000 as of March 31, 2003, compared to $3,915,000 as of December 31, 2002. Working capital as of March 31, 2003, increased to $12,950,000, compared to $12,355,000 as of December 31, 2002 primarily due to increases in inventory, short-term investments, and accounts receivable. Working capital, as a percentage of total assets, was 60% as of March 31, 2003 and 59% at December 31, 2002. The current ratio was 3.9 at March 31, 2003 and 3.8 at December 31, 2002. Total liabilities-to-equity ratio decreased to 26% as of March 31, 2003, compared to 27% as of December 31, 2002.

Net cash flow (used in) operating activities for the quarter ended March 31, 2003, was $(149,000), as compared to $(164,000) for the same period of 2002. The decrease in cash flow used in operating activities in the quarter ended March 31, 2003 was primarily due to an increase in net income offset by increases to working capital resulting from increases in accounts receivable, short-term investments, and inventory. Net cash flow (used in) investing activities was $(90,000) for the quarter ended March 31, 2003, compared to $(144,000) for the first quarter 2002. The decrease in cash used in investing activities was due to a decrease in the purchases of property, plant and equipment. Net cash flow provided by financing activities for the quarter ended March 31, 2003 and for the quarter ended March 31, 2002 was $5,000. Cash provided by financing activities for both periods relates to the quarterly sale of common stock to the Employee Stock Purchase Plan from the Company's treasury stock.

The Company has historically been able to fund working capital and capital expenditures from operations, and expects to be able to finance its 2003 working capital requirements from cash on hand and funds generated from operations. However, demand for the Company's products is influenced by the overall condition of the economy in which the Company sells its products, by the capital spending budgets of its customers and by the Company's ability to successfully meet its customers' expectations, through its product offerings, the needs of its customers. The environmental instrument markets in which the Company competes have been flat or declining over the past several years, and the sustained economic downturn, military conflicts and threatened military conflicts by the U.S. have resulted in prolonged, reduced purchasing and capital spending in many of the markets that the Company serves worldwide. In particular, industrial and government customers are currently in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the erosion of average selling prices. We are uncertain how long the current downturn will last. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our results of operations and, therefore, harm the primary source of our cash flows.

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

Since 1995, the Company has repurchased an aggregate of 1,727,378 shares at an average purchase price of $3.95 per share. Although no such repurchases were made in the quarter ended March 31, 2003, the Company may purchase up to an additional 47,622 shares under the current stock repurchase program. The Company may seek an expansion of this program in the future if it believes repurchases continue to be in the best interests of the Company.

AGGREGATE CONTRACTUAL OBLIGATIONS

The Company conducts some of its operations in leased facilities under an operating lease expiring on November 30, 2006. Future minimum rental payments under this lease for the remainder of 2003 are summarized in the table below.

                                                                     Payments Due by Period
                                                                         (In thousands)
                                        ---------------------------------------------------------------------------------
                                                        Less than 1                                        More than 5
       Contractual Obligations              Total           Year          1-2 Years        3-5 Years          years
                                            -----           ----          ---------        ---------          -----
           Operating leases                 $698            $145             $382             $171             $-0-

Other than the items discussed above, management is not aware of other commitments or contingent liabilities, which would have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

SEGMENT INFORMATION

The Company manages its businesses primarily on a product and services basis. The Company operates its business as a single segment.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to implement critical accounting policies and to make estimates that could significantly influence the results of operations and financial position. The accounting policies and estimates that significantly influence the results of the Company's operations and its financial position include revenue recognition policies, the valuation of inventories and accounts receivable, evaluation of the impairment of and estimated useful lives of intangible assets, estimates for future losses on product warranties, stock-based compensation, and the necessity for a deferred income tax asset valuation reserve.

Revenue Recognition. The Company derives revenues from three sources: system sales, part sales, and services. For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer and collection is reasonably assured. The Company's sales are typically not subject to rights of return and, historically, sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services, are accounted for as multiple-element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Revenue related to part sales is recognized when the parts have been shipped and title and risk of loss have passed to the customer. Deferred revenue, net of related deferred cost of sales, is presented as unearned revenues in the accompanying condensed consolidated balance sheets.

Products generally carry one year of warranty. Once the warranty period has expired, the customer may purchase an extended product warranty typically covering an additional period of one year. Extended warranty billings are generally invoiced to the customer at the beginning of the contract term. Revenue from extended warranties is deferred and recognized ratably over the duration of the contracts. Unearned maintenance and extended warranty revenue is included in unearned revenues in the accompanying condensed consolidated balance sheets.

Revenues from bill and hold sales are recognized in accordance with the criteria specified in SAB 101. In addition to the criteria above, the customer must request that the transaction be on a bill and hold basis and have a substantial business purpose for ordering the goods on that basis; there must be a reasonable, fixed schedule for delivery consistent with the business purpose; the Company must no longer retain any performance obligations; the earnings process must be substantially complete; the items sold must be segregated from the rest of the Company's inventory and must be ready for final shipment to the customer.

Inventories. Inventories consist of electronic equipment, sensors, pumps, valves and various components. The Company operates in an industry where technological advances or new product introductions are a frequent occurrence. Either one of these occurrences can make obsolete or significantly impair customer demand for a portion of the Company's inventory on hand. The Company regularly evaluates its inventory and maintains a reserve for inventory obsolescence and excess inventory. As a policy, the Company provides a reserve for products with no movement in six months or more and which management determines, based on available market information, are no longer saleable. The Company also applies subjective judgment in the evaluation of the recoverability of the rest of its inventory based upon known and expected market conditions and company plans. If the Company's competitors were to introduce a new technology or product that renders a product sold by the Company obsolete or unnecessary, it could have a significant adverse effect on the Company's future operating results and financial position.

Accounts Receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments and for estimated sales returns. Customers may not make payments due to a variety of reasons including deterioration of their financial condition or dissatisfaction with the Company's products. Management makes regular assessments of doubtful accounts and uses the best information available including correspondence with customers and credit reports. If the Company determines that there is impairment in the ability to collect payments from customers, additional allowances may be required. However, the Company does not believe that there is significant likelihood of this risk from a single customer, since the Company does not have a significant credit concentration risk with any one single customer. Historically, the Company has not experienced significant bad debt losses, but the Company could experience increased losses if general economic conditions were to deteriorate, resulting in the impairment of a number of its customers' ability to meet their obligations, or if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts.

Intangible Assets. The Company's intangible assets primarily include product patents. The Company adopted FAS No. 142, on January 1, 2002, as required. Accordingly, the Company reviews the recoverability and estimated useful lives of other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments based upon short and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to successfully develop and ultimately commercialize technology. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

Product Warranties. Products are sold with warranties ranging from 90 days to one year, and extended warranties may be purchased for some products. Estimated expenses associated with these warranties are provided for in the accompanying condensed, consolidated financial statements at the time of revenue recognition. The Company makes estimates of these costs based on historical experience and on various other assumptions including historical and expected product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Stock-based Compensation. The Company elected to account for fixed award stock options and non-employee directors' options under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees." As such, no compensation cost has been recorded in the financial statements relative to these options. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of these options for disclosure purposes.

Stock granted to non-employee directors are accounted for in accordance with FAS No. 123 Accounting for Stock-Based Compensation. Accordingly, directors' stock is recoded as compensation expense at estimated fair value on the date the stock is earned by the director.

Income Taxes. The Company provides for deferred taxes in accordance with FAS No. 109 (FAS 109) Accounting for Income Taxes, which requires the Company to use the asset and liability approach to account for income taxes. This approach requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The primary sources of the Company's income tax differences are deferred tax assets created by differences between the depreciable and amortizable lives for book and tax purposes of the Company's fixed and intangible assets and other deductions that must be deferred into the future in accordance with the Code. Pursuant to FAS 109, the Company may record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. To make such a determination, the Company considers historical and future taxable income. In the event the Company's financial position deteriorates, the Company may determine that it would not be able to realize its deferred tax assets in the future. Likewise, the Company may determine that it would be able to realize its entire net deferred tax asset in the future. Such determinations may significantly affect the Company's results of operations and financial position in the period such determination is made.

RECENT PRONOUNCEMENTS-SEE NOTE 7 OF ITEM 1


ITEM 3. QUANTITATIVE AND INITIATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established polices and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair value of the Company's investments at March 31, 2003 was $3,950,000.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5. OTHER INFORMATION: None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibits
            99.1  Principal Executive Officer certification pursuant to
            18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2  Principal Financial Officer certification pursuant to
            18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Amended and restated Bylaws of the Company, (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

        (b) Reports on Form 8-K
            No reports on Form 8-K were filed during the quarter ended March 31, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             O.I. CORPORATION
                                             (Registrant)


Date: May 9, 2003                            BY: /s/ William W. Botts
                                                -----------------------------
                                                 William W. Botts
                                                 President/CEO
                                                 Authorized Officer


Date: May 9, 2003                            BY: /s/ Juan M. Diaz
                                                -----------------------------
                                                 Juan M. Diaz
                                                 Corporate Controller
                                                 Principal Accounting Officer

                                 CERTIFICATIONS


I, William W. Botts, certify that:

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 9, 2003                       /s/ William W. Botts
                                         -----------------------------------
                                         William W. Botts, Chairman of the
                                         Board of Directors, President, and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  May 9, 2003                                /s/ Juan M. Diaz
                                                  -----------------------------
                                                  Juan M. Diaz
                                                  Corporate Controller
                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number                Exhibit Title
------                -------------


  99.1      Principal Executive Officer certification pursuant to
            18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2      Principal Financial Officer certification pursuant to
            18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.