Form 10-Q
period 2003-06-30
OI CORP
filed 2003-08-13
CIK 73773

                                  Page 22 of 24
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2003


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _________to_________


                         Commission File Number: 0-6511


                                O. I. CORPORATION
             (Exact name of registrant as specified in its charter)


          OKLAHOMA                                        73-0728053
    ----------------------                              ---------------
    State of Incorporation                              I.R.S. Employer
                                                       Identification No.

             P.O. Box 9010
             151 Graham Road
         College Station, Texas                            77842-9010
----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code:       (979) 690-1711
                                                           -------------


  -----------------------------------------------------------------------------
                         Former Name, Former Address and
                Former Fiscal Year, if Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 7, 2003, there were 2,751,690 shares of the issuer's common stock, $.10 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par value)

                                                                                    JUNE 30,      DEC. 31,
                                                                                      2003          2002
                                                                                   ---------     ---------
                                                                                  (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                        $   2,109     $   3,915
  Investments                                                                          5,854         3,733
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $257 and $282, respectively                                   5,177         3,775
  Investment in sales-type leases                                                        225           278
  Inventories                                                                          4,173         4,138
  Current deferred tax asset                                                             801           801
  Other current assets                                                                   171           146
                                                                                   ---------      --------
         TOTAL CURRENT ASSETS                                                         18,510        16,786

Property, plant, and equipment, net                                                    3,365         3,415
Investment in sales-type leases, net of current                                          246           271
Long-term deferred income tax assets                                                     173           310
Intangible assets, net                                                                   112           116
Other assets                                                                             100            84
                                                                                   ---------      --------
         TOTAL ASSETS                                                              $  22,506      $ 20,982
                                                                                   =========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                                          $   1,512      $  1,312
  Accrued compensation and other related expenses                                        737           770
  Unearned revenues                                                                    1,816           959
  Other liabilities and accrued expenses                                                 463           655
  Accrued warranties                                                                     697           735
                                                                                   ---------      --------
        TOTAL CURRENT LIABILITIES                                                      5,225         4,431

Commitments and contingencies                                                            ---           ---

Stockholders' equity:
  Preferred stock, $0.10 par value, 3,000 shares                                         ---           ---
    authorized, no shares issued and outstanding
  Common stock, $0.10 par value, 10,000 shares authorized 4,103 shares issued,
    2,739 and 2,758
    outstanding, respectively                                                            410           410
  Additional paid-in capital                                                           4,330         4,331
  Treasury stock, 1,364 and 1,345 shares,
    respectively, at cost                                                             (5,957)       (5,866)
  Retained earnings                                                                   18,247        17,619
  Accumulated other comprehensive income                                                 251            57
                                                                                         ---           ---
       TOTAL STOCKHOLDERS' EQUITY                                                     17,281        16,551
                                                                                   ---------      --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $  22,506      $ 20,982
                                                                                   =========      ========

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 Condensed Consolidated Statements of Operations
                         and Comprehensive Income (Loss)
                      (In thousands, except per share data)
                                   (unaudited)

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30                        JUNE 30
                                                              -------------------           --------------------
                                                              2003           2002           2003            2002
                                                              ----           ----           ----            ----
Net revenues:
   Products                                                $  5,002          $  4,640       $ 10,555       $  8,699
   Service                                                      772               920          1,640          1,920
                                                           --------          --------       --------        -------
                                                              5,774             5,560         12,195         10,619
Cost of revenues:
   Products                                                   2,573             2,343          5,365          4,707
   Service                                                      379               526            772          1,050
                                                           --------          --------       --------        -------
                                                              2,952             2,869          6,137          5,757
Gross Profit                                                  2,822             2,691          6,058          4,862

Selling, general & administrative
 expenses                                                     1,894             1,924          3,950          3,847
Research and development expenses                               619               457          1,299          1,038
                                                           --------          --------       --------        -------
Operating income (loss)                                         309               310            809            (23)

Other income, net                                               126                78            198            147
                                                           --------          --------       --------        -------
Income before income taxes                                      435               388          1,007            124

Provision for income taxes                                      165               132            379             42
                                                           --------          --------       --------        -------
Net income                                                 $    270          $    256       $    628        $    82

Other comprehensive income (loss) net of tax:
  Unrealized gains (losses) on
  Investments, available-for-sale                                51                34            194              5
                                                           --------          --------       --------        -------
Comprehensive income                                       $    321          $    290       $    822        $    87
                                                           ========          ========       ========        =======

Earnings per share:
     Basic                                                 $   0.10          $   0.09       $   0.23        $   0.03
     Diluted                                               $   0.10          $   0.09       $   0.23        $   0.03

Shares used in computing earnings per share:
     Basic                                                    2,755             2,755          2,757           2,754
     Diluted                                                  2,772             2,786          2,770           2,793

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     --------------------------
                                                                                        2003            2002
                                                                                     ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $   628          $    82
   Depreciation & amortization                                                           220              266
   Deferred income taxes                                                                  38              (54)
   Gain on disposition of property                                                        (5)              (5)
   Change in working capital                                                            (620)             742
                                                                                     -------          -------
     Net cash flows provided by operating activities                                     261            1,031

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant & equipment                                              (173)            (242)
   Proceeds from sale of assets                                                           14               26
   Purchase of investments                                                            (2,656)          (1,784)
   Proceeds from sales of investments                                                    840                --
   Change in other assets                                                                 --                2
                                                                                     -------          -------
     Net cash flows (used in) investing activities                                    (1,975)          (1,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                  6               21
   Purchase of treasury stock                                                            (98)              --
                                                                                     -------          -------
     Net cash flows provided by (used in) financing
     activities                                                                          (92)              21
                                                                                     -------          -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (1,806)            (946)

Cash and cash equivalents, at beginning of period                                      3,915            3,140
                                                                                     -------          -------
Cash and cash equivalents, at end of period                                         $  2,109         $  2,194
                                                                                    ========         ========

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

2.    INVENTORIES.

Inventories are stated at the lower of first-in, first-out cost or market:

                           June 30, 2003         Dec. 31, 2002
                           -------------         -------------

       Raw Materials       $      2,779           $     3,216
       Work in Process              283                   220
       Finished Goods             1,111                   702
                           ------------          ------------
                           $      4,173          $      4,138
                           -===========          ============

3.    COMPREHENSIVE INCOME (LOSS).

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income (loss). The Company's components of comprehensive income are net income (loss) and unrealized gains and losses on available-for-sale investments.

4.    EARNINGS PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. For the six months ended June 30, 2003 and 2002, options to acquire 143,300 and 69,600 shares of common stock, respectively, at weighted average exercise price of $5.60 and $6.48 per share, respectively, were not included in the computation of dilutive earnings per share as their effect would be anti-dilutive.

5.  STOCK-BASED COMPENSATION.

At June 30, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                Three Months Ended          Six Months Ended
                                                                       June 30                    June 30
                                                               ------------------------      ---------------------
                                                                 2003            2002          2003         2002
                                                               ---------       --------      --------     --------

Net income, as reported                                        $     270       $    256      $    628     $     82
Deduct: Total stock-based compensation expense determined
under fair value based method for awards granted, modified,
or settled, net of related tax effects                                --              6            31           73
                                                                --------       --------      --------     --------
Pro forma net income                                                 270            250           597            9

Earnings per share:
   Basic--as reported                                          $    0.10       $   0.09      $   0.23     $   0.03
   Basic--pro forma                                            $    0.10       $   0.09      $   0.22     $     --
   Diluted--as reported                                        $    0.10       $   0.09      $   0.23     $   0.03
   Diluted--pro forma                                          $    0.10       $   0.09      $   0.22     $     --

6.  INTANGIBLE ASSETS, NET.

Intangible assets, net consisted of patents relating to technology used in the Company's products. Intangible assets, net, as of June 30, 2003 and December 31, 2002 were approximately $112 and $116, net of accumulated amortization of $347 and $342, respectively. Total amortization expense on intangible assets for the three and six months ended June 30, 2003 and 2002 was approximately $2 and $13, and $6 and $27, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years 2003 to 2007 is approximately $9.

7.  PRODUCT WARRANTY LIABILITIES.

The changes in the Company's product warranty liability on June 30, 2003 were as follows:

     Liability, beginning of year       $ 735
     Warranty claims                      (50)
     Additional reserves                   12
                                         ----
     Liability, June 30, 2003           $ 697
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

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." The Company does not anticipate that the effect of adoption of EITF 00-21 on its financial statements will be significant.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The Company's adoption of EITF 02-16 did not have an effect on its condensed consolidated financial statements.

In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measure provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only in the form of product warranties and does not anticipate FIN

45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are included in these financial statements.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities," FIN 46 clarifies the application of Accounting Research Bulletin 51, `Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate that the adoption of the provisions of FIN 46 will have any impact upon its financial condition or results of operations.


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

Factors that could cause actual results to differ materially include, but are not limited to,

     o The Company's ability to retain existing customers and to attract and retain new customers.

     o   The financial condition and spending practices of its customers.

     o The Company's ability to provide products that meet the needs of the Company's Customers.

     o Advancements or changes in technology that may render the Company's products less valuable or obsolete.

     o   Conditions in the environmental instrument market.

     o   The Company's ability to obtain financing in the event it is needed.

     o The Company's ability to maintain products that meet customer expectations in a rapidly changing competitive market.

     o The Company's retention of an arrangement with Agilent or a suitable similar supplier for the supply of gas chromatographs and mass spectrometers to configure systems for the analysis of various air and water matrices to determine the presence of volatile organic compounds.

     o Acts of war, terrorism, natural disasters and outbreaks of disease or potentially fatal sicknesses.

     o Underutilization of the Company's existing facilities possibly resulting in inefficiencies.

     o Delays in new product research, development, and engineering products resulting in delays in the market introduction of such products.

     o The increased cost of health insurance and subsequent increased cost to the Company and employees.

     o The current economic slowdown, or unforeseen price reductions in the Company's global market segments, with adverse effects on profit margins.

     o The unanticipated expenses of assimilating newly acquired businesses into the Company's business structure, as well as the impact of unusual expenses from business strategies, asset valuations, acquisitions, divestitures and organizational structures.

     o Increased cost of inability to obtain property and liability insurance due to uncertainty in worldwide insurance and reinsurance markets.

     o Potential write off of existing or future goodwill and other intangible Assets.

     o Unpredictable delays or difficulties in the development of key new product programs, and the risk of not recovering major research and development expenses, and/or the risks of major technological shifts away from the Company's technologies and core competencies.

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

RECENT DEVELOPMENTS

Cancellation of Future Deliveries under Contract With Parsons Infrastructure & Technology Group, Inc. During 2001 and 2002, Parsons Infrastructure & Technology Group, Inc. ("Parsons"), granted to the Company a series of purchase orders totaling approximately $3,200,000 for MINICAMS. Due to changes in the scope of the equipment needed by Parsons, approximately $700,000 of this purchase order was cancelled subsequent to March 31, 2003. Parsons and the Company negotiated a cancellation fee of approximately $68,000. Total revenues recognized since the beginning of this order were approximately $2,500,000, through the quarter ended June 30, 2003, including the cancellation fee. The Company considers the order completed.


OPERATING RESULTS

Revenues. Net revenues for the three months ended June 30, 2003 increased $214,000, or 4% to $5,774,000 compared to $5,560,000 for the same period of the prior year. Net revenues increased due to higher product sales partially offset by lower revenues from services. Product revenues increased primarily due to higher sales of GC systems and components, and Total Organic Carbon (TOC) analyzers, partially offset by a decrease in sales of continuous flow analyzers, compared to the quarter ended June 30, 2002.

Increases in revenues from products were partially offset by decreases in revenues from services. Revenues from services decreased compared to the quarter ended June 30, 2003, primarily due to a lower demand for repair services and lower revenues from rentals due to a customer choosing to make an early buyout on a significant amount of operating leases in the second quarter of 2002.

Net revenues for the six months ended June 30, 2003 increased $1,576,000, or 15% to $12,195,000 compared to $10,619,000 for the same period of the prior year. The year-to-date increase is primarily due to an increase in sales of products, including MINICAMS(R) chemical agent monitoring equipment, GC systems and components, TOC analyzers and refrigerant monitors, offset by decreases in revenues from flow analyzer products, microwave digestion products, leasing activities, and customer service.

Domestic revenues increased, while international revenues decreased for the quarter ended June 30, 2003 compared to the same period of the prior year. Revenues from sales of products in Asia increased, but sales of products in Europe and Latin America decreased for the three months ended June 30, 2003 compared to the same period of the prior year. While competition and unpredictable local economic conditions continue to affect international sales, the Company continues to invest in further developing distribution channels to establish market positions in international markets.

Domestic and international revenues for the six months ended June 30, 2003 increased compared to the same period of the prior year. Year-to-date international revenues increased primarily due to higher sales in Asia.

Despite the increase in net revenues for the three months ended June 30, 2003 compared to the same period of the prior year, uncertainty about the direction of the U.S. and other global economies has resulted in prolonged purchasing decisions, and has reduced purchasing and capital spending in many of the markets that the Company serves, in particular, industrial and government customers. In addition, the environmental instrument market in which the Company competes has been flat or declining over the past several years. The Company has identified a number of strategies it believes will allow it to grow its business despite this decline, including the acquisition of complementary businesses, developing new products, developing new applications for its technologies, and strengthening its presence in selected geographic markets. No assurance can be given that the Company will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in growth of the Company's business.

Gross Profit. Gross profit for the three months ended June 30, 2003 increased $131,000, or 5% to $2,822,000, compared to $2,691,000 for the same period of the prior year. Gross profit represented 49% of revenues for both the three months ended June 30, 2003 and 48% for the same period of the prior year. Gross profit for the six months ended June 30, 2003 increased $1,196,000, or 25% to $6,058,000, compared to $4,862,000 for the same period of the prior year. Gross profit represented 50% and 46% of revenues for the six months ended June 30, 2003 and June 30, 2002, respectively. The increase in gross profit dollars for the three and six months ended June 30, was primarily due to an increase in revenues and an increase in manufacturing productivity, partially offset by a decrease in gross profit from sales of products due to sales mix.

Research and development. R&D expenses for the three months ended June 30, 2003 increased $162,000, or 35% to $619,000, compared to expenses of $457,000 for the same period of the prior year. R&D represented 11% and 8% of revenues for the three months ended June 30, 2003 and June 30, 2002, respectively. R&D expenses for the six months ended June 30, 2003 increased $261,000, or 25% to $1,299,000, compared to $1,038,000 for the same period of the prior year. R&D expenses represented 11% and 10% of revenues for the six months ended June 30, 2003 and June 30, 2002, respectively. The increase in R&D expenses for the three and six months ended June 30, 2003 is due to a renewed plan to focus on product development. The Company plans to undertake a more extensive research, development, and engineering effort. The Company's plan to increase research and development will increase R&D expenses in dollar terms and as a percentage of revenues during the next 24 months. We expect that such expenses will fluctuate quarterly based on the specific activity during the quarter. We cannot be certain that such fluctuating expenditures, together with fluctuating revenues, will not result in a quarterly or annual operating loss.

Selling, general, and administrative. SG&A expenses for the three months ended June 30, 2003 decreased $30,000 or 2% to $1,894,000, compared to $1,924,000 for the same period of the prior year. SG&A expenses represented 33% and 35% of revenues for the three months ended June 30, 2003 and June 30, 2002, respectively. SG&A expenses for the six months ended June 30, 2003, increased $103,000, or 3% to $3,950,000, compared to $3,847,000 for the same period of the prior year. SG&A expenses represented 32% and 36% of revenues for the six months ended June 30, 2003 and June 30, 2002, respectively. Year-to-date SG&A expenses increased due to higher direct selling expenses, equipment depreciation, employee benefit-related costs, audit fees, and expenses for routine legal corporate-related matters. The Company continues to incur increased administrative expense, both for accounting and legal professional services to assess and react to the changes in securities laws, including the Sarbanes-Oxley Act and the corporate governance rules of the NASDAQ.

Operating Income. Operating income (loss) for the three months ended June 30, 2003 decreased $1,000, or less than 1% to $309,000, compared to $310,000 for the same period of the prior year. The decrease in operating income for the three months ended June 30, 2003 is primarily due to the increased R&D expenditures and decrease in revenues from services, partially offset by an increase in revenues from products. Operating income (loss) for the six months ended June 30, 2003 increased $832,000 to $809,000 compared to $(23,000) for the same period of 2002. The increase in operating income (loss) for the six months ended June 30, 2003 was primarily due to an increase in revenues from sales of products, including MINICAMS and GC systems and components, plus an increase in manufacturing productivity, partially offset by an increase in R&D and SG&A expenses.

Other Income, net. Other income, net, which is comprised of interest and dividend income from investments and sales-type leases, income from customer lease buyouts and dispositions of Company property, increased to $126,000 and $198,000, respectively for the three and six months ended June 30, 2003, compared to $78,000 and $147,000, respectively for the same period of the prior year due to higher income from investments which was partially offset by decreases in income from customer lease buyouts.

Income Before Taxes. Income before income taxes for the three months ended June 30, 2003 increased $47,000, or 12% to $435,000, compared to income of $388,000 for the same period of the prior year. Income before income taxes increased $883,000, or 712% to $1,007,000 for the six months ended June 30, 2003, compared to $124,000 for the same period of the prior year. The increase in income before income taxes for the three months ended June 30, 2003 was primarily due to an increase in other income from dividends on preferred stock investments due to a higher average invested balance. The increase in income before income taxes for the six months ended June 30, 2003 was primarily due to an increase in revenues from sales of products, combined with an increase in other income from dividends on preferred stock compared to the same period or the prior year.

The effective tax rate was 38% for the three and six months ended 2003, compared to 34% for the three and six months ended 2002.

Net Income. Net income for the three months ended June 30, 2003 increased $14,000, or 5% to $270,000, compared to net income of $256,000 in the same period of the prior year. Basic and diluted earnings per share was $0.10 per share for the three months ended June 30, 2003, compared to basic and diluted earnings of $0.09 per share for the same period of the prior year. Net income for the six months ended June 30, 2003 increased $546,000, or 666% to $628,000, compared to net income of $82,000 in the same period of the prior year. Basic and diluted earnings per share were $0.23, compared to basic and diluted earnings per share of $0.03 per share for the same period of the prior year. The increase in net income for the three and six months ended June 30, 2003 was primarily due to an increase in revenues from sales of products, combined with an increase in other income from dividends on preferred stock investments, partially offset by an increase in R&D spending.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,109,000 as of June 30, 2003, compared to $3,915,000 as of December 31, 2002. Working capital as of June 30, 2003, increased to $13,285,000, compared to $12,355,000 as of December 31, 2002 primarily due to increases in inventory, investments, and accounts receivable. Working capital, as a percentage of total assets, was 59% as of June 30, 2003 and 59% at December 31, 2002. The current ratio was 3.5 at June 30, 2003 and 3.8 at December 31, 2002. Total liabilities-to-equity ratio increased to 30% as of June 30, 2003, compared to 27% as of December 31, 2002.

Net cash flows provided by operating activities for the six months ended June 30, 2003 was $261,000, compared to $1,031,000 for the same period of the prior year. The decrease in cash flows from operating activities for the first six months in 2003 was primarily due to an increase in accounts receivable, primarily due to an increase in sales. Net cash flows (used in) investing activities for the six months ended June 30, 2003 was $(1,975,000), compared to $(1,998,000) for the same period of the prior year. The increase in cash flows from investing activities resulted from investments of available cash reserves. Net cash flows provided by (used in) financing activities for the six months ended June 30, 2003 was $(92,000), compared to $21,000 for the same period of the prior year. The decrease in cash flows from financing activities was due to purchases of treasury stock in 2003. The Company purchased, pursuant to the Company's stock repurchase program, 20,700 shares of the Company's Common Stock during the second quarter of 2003. As of June 30, 2003, the Company held 1,364,795 shares in treasury and is authorized to purchase 26,922 additional shares.

The Company conducts some operations in leased facilities under an operating lease expiring on November 30, 2006. Future minimum rental payments under this lease for the remainder of 2003 are $97,000, $193,000 for 2004, $189,000 for
2005, and $171,000 for 2006.

Since 1988, the Company has funded its working capital and capital expenditure needs from operations, and expects to continue funding its 2003 working capital requirements from cash on hand and funds generated from operations. However, demand for the Company's products is influenced by the overall condition of the economy in which the Company sells its products, by the capital spending budgets of its customers and by the Company's ability to successfully meet its customers' expectations, through its product offerings, the needs of its customers and other factors mentioned in forward-looking statements and risk factors. The environmental instrument markets in which the Company competes have been flat or declining over the past several years, and uncertain economic conditions, military conflicts and threatened military conflicts by the U.S. have resulted in prolonged, reduced purchasing and capital spending in many of the markets that the Company serves worldwide. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our results of operations and, therefore, harm the primary source of our cash flows.

Other matters that could affect the amount of funds required within the short-term and long-term include future acquisitions of other businesses, extensive investments in product R&D activities, or spending to develop markets for the Company's products. The Company may engage in discussions with third parties to acquire new products or businesses or to form strategic alliances and joint ventures. These types of transactions may require additional funds from sources other than the Company's current operations to complete them. The Company believes that such funds would come from traditional institutional debt financing or other third party financing.

The Company has developed a plan to undertake a more extensive research, development, and engineering effort with the intent of developing products with innovative technologies which we believe will stimulate demand in a market demonstrating slow or no growth. The major goals in our efforts are to position the Company to serve new markets including homeland defense, increase our position in the beverage market, and broaden our product offering in the process analytical instruments market.

The Company's plan to increase research and development will increase R&D expenses in dollar terms and as a percentage of revenues during the next 24 months. Such expenses will include hiring additional personnel, purchase of supplies and component products for experimental use, outsourcing certain work, and using consulting services. We expect that such expenses will fluctuate quarterly based on the specific activity during the quarter. We cannot be certain that such fluctuating expenditures, together with fluctuating revenues, may result in a quarterly or annual operating loss. We believe we have sufficient cash on hand and funds from operations to maintain our commitment to this plan.

Since 1995, the Company has repurchased an aggregate of 1,748,078 shares at an average purchase price of $4.09 per share, pursuant to the Company's stock repurchase program. Repurchases in the amount of 20,700 were made in the quarter ended June 30, 2003, and the Company may purchase up to an additional 26,922 shares under the current stock repurchase program. The Company may seek an expansion of this program in the future if it believes repurchases continue to be in the best interests of the Company.

AGGREGATE CONTRACTUAL OBLIGATIONS

The Company conducts some of its operations in leased facilities under an operating lease expiring on November 30, 2006. Future minimum rental payments under this lease for the remainder of 2003 are summarized in the table below.

                                                                     Payments Due by Period
                                                                         (In thousands)

                                        ---------------------------------------------------------------------------------
                                                        Less than                                          More than
       Contractual Obligations          Total             1 Year          1-3 Years        3-5 Years         5 years
                                        -----           ---------         ---------        ---------        --------
           Operating leases             $ 650             $   97            $   382          $   171          $  -0-

Other than the items discussed above, management is not aware of other commitments or contingent liabilities, which would have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

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

Products generally carry one year of warranty. Once the warranty period has expired, the customer may purchase an extended product warranty typically covering an additional period of one year. Extended warranty billings are generally invoiced to the customer at the beginning of the contract term. Revenue from extended warranties is deferred and recognized ratably over the duration of the contracts. Unearned maintenance and extended warranty revenue is included in unearned revenues in the accompanying consolidated balance sheets.

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

RECENT PRONOUNCEMENTS-SEE NOTE 8 OF ITEM 1

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair market value of the Company's investments in debt securities and preferred stock at June 30, 2003 was $999,000 and $4,855,000, respectively.

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


                           PART II- OTHER INFORMATION

Item 1.     Legal Proceedings:  None
Item 2.     Changes in Securities:  None
Item 3.     Defaults upon Senior Securities:  None
Item 4.     Submission of Matters to a Vote of Security Holders:  None
Item 5.     Other Information:  NONE
Item 6.     Exhibits and Reports on Form 8-K:

        (a) Exhibits
            31.1 Principal Executive Officer certification pursuant to
            18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Principal Financial Officer certification pursuant to
            18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Principal Executive Officer certification pursuant to
            18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Principal Financial Officer certification pursuant to
            18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K
            No reports on Form 8-K were filed during the quarter ended June 30, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                O. I. CORPORATION
                                    ----------------------------------------
                                                  (Registrant)

Date:  August 13, 2003              BY:  /s/ William W. Botts
      -----------------                  -----------------------------------
                                         William W. Botts
                                         President and Chief Executive Officer
                                         Authorized Officer


Date:  August 13, 2003              BY:  /s/ Juan M. Diaz
      -----------------                  -----------------------------------
                                         Juan M. Diaz
                                         Vice President-Corporate Controller
                                         Principal Accounting Officer

                                  Exhibit Index

Exhibit
Number          Exhibit Title
-------         -------------

31.1        Principal Executive Officer certification pursuant to
            18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Principal Financial Officer certification pursuant to
            18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002