Form 10-Q
period 2003-09-30
OI CORP
filed 2003-11-12
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ____________

Commission File Number: 0-6511

                                O. I. CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       OKLAHOMA                                          73-0728053
---------------------                         ----------------------------------
State of Incorporation                        I.R.S. Employer Identification No.

           151 Graham Road
           P. O. Box 9010
        College Station, Texas                            77842-9010
---------------------------------------                ---------------
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

As of November 11, 2003, there were 2,744,825 shares of the issuer's common stock, $.10 par value, outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
               Condensed Consolidated Balance Sheets - September 30, 2003
                  (Unaudited) and December 31, 2002                                   3

               Condensed Consolidated Statements of Earnings and
                  Comprehensive Income (Unaudited) - Three and Nine Months
                  Ended September 30, 2003 and 2002                                   4

               Condensed Consolidated Statements of Cash Flows
                  (Unaudited)- Nine Months Ended September 30, 2003
                  and 2002                                                            5

               Notes to Unaudited Condensed Consolidated Financial
                  Statements                                                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                              9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk             17

     Item 4.  Controls and Procedures                                                18

PART II - OTHER INFORMATION                                                          19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                O.I. CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                    SEPT. 30,          DEC. 31,
                                                                      2003               2002
                                                                    --------           --------
                                                                   (UNAUDITED)
                        ASSETS

Current assets:
  Cash and cash equivalents                                         $  3,473           $  3,915
  Investments                                                          6,078              3,733
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $296 and $283, respectively                   4,285              3,775
  Investment in sales-type leases                                        211                278
  Inventories                                                          3,317              4,138
  Current deferred tax asset                                             801                801
  Other current assets                                                   356                146
                                                                    --------           --------
        TOTAL CURRENT ASSETS                                          18,521             16,786

Property, plant and equipment, net                                     3,331              3,415
Investment in sales-type lease, net of current                           221                271
Long-term deferred income tax assets                                     330                310
Other assets                                                             210                201
                                                                    --------           --------
        TOTAL ASSETS                                                $ 22,613           $ 20,983
                                                                    ========           ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                              1,456              1,313
  Accrued expenses                                                     2,679              2,161
  Unearned revenue                                                       764                958
                                                                    --------           --------
        TOTAL LIABILITIES                                           $  4,899           $  4,432
                                                                    --------           --------

Commitments and contingencies                                              -                  -

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.10 par value, 3,000 shares
    authorized, no shares issued and outstanding                           -                  -
  Common stock, $0.10 par value, 10,000 shares
    authorized, 4,103 shares issued, 2,744 shares and
    2,758 shares outstanding, respectively                               410                410
  Additional paid in capital                                           4,334              4,331
  Treasury stock, 1,359 shares and 1,345 shares at
    respectively, at cost                                             (5,946)            (5,866)
  Retained earnings                                                   18,781             17,619
  Accumulated other comprehensive income                                 135                 57
                                                                    --------           --------
       TOTAL STOCKHOLDERS' EQUITY                                     17,714             16,551
                                                                    --------           --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 22,613           $ 20,983
                                                                    ========           ========

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPT 30               SEPT 30
                                            -------------------   -------------------
                                              2003       2002       2003       2002
                                            --------   --------   --------   --------
Net revenues:
  Products                                  $  5,998   $  5,893   $ 16,645   $ 14,630
  Services                                       713        795      2,261      2,677
                                            --------   --------   --------   --------
                                               6,711      6,688     18,906     17,307
Cost of revenues:
  Products                                     3,001      3,198      8,366      7,905
  Services                                       470        538      1,243      1,674
                                            --------   --------   --------   --------
                                               3,471      3,736      9,609      9,579

Gross profit                                   3,240      2,952      9,297      7,728

Selling, general & administrative
  expenses                                     1,870      2,173      5,820      5,924
Research and development expenses                661        614      1,960      1,652
                                            --------   --------   --------   --------
Operating income                                 709        165      1,517        152

Other income, net                                131         95        329        243
                                            --------   --------   --------   --------
Income before income taxes                       840        260      1,846        395

Provision for income taxes                       305         88        684        135
                                            --------   --------   --------   --------
Net income                                  $    535   $    172   $  1,162   $    260
                                            ========   ========   ========   ========

Other comprehensive income (loss),
net of tax:
  Unrealized gains (losses) on
   investments, available-for-sale              (116)       (15)        78        (10)
                                            --------   --------   --------   --------
Comprehensive income                        $    419   $    157   $  1,240   $    250
                                            ========   ========   ========   ========

Earnings per share:
     Basic                                  $   0.19   $   0.06   $   0.42   $   0.09
     Diluted                                $   0.19   $   0.06   $   0.42   $   0.09

Shares used in computing earnings
per share:
     Basic                                     2,758      2,757      2,757      2,765
     Diluted                                   2,805      2,764      2,785      2,795

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                -------------------------
                                                                 2003              2002
                                                                -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 1,162           $   260
   Depreciation & amortization                                      341               386
   Impairment loss on intangible assets                              --               346
   Deferred income taxes                                            (57)             (208)
   Gain on disposition of property                                  (23)              (26)
   Change in working capital                                        666             1,747
                                                                -------           -------
       Net cash flows provided by operating activities            2,089             2,505

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                       (252)             (358)
   Proceeds from sales of assets                                     14                37
   Purchase of investments                                       (3,056)           (2,284)
   Proceeds from sales of investments                               840                --
   Change in other assets                                            --                (7)
                                                                -------           -------
       Net cash flows (used in) investing activities             (2,454)           (2,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                            65                26
   Purchase of treasury stock                                      (142)               --
                                                                -------           -------
       Net cash flows provided by (used in) financing
       activities                                                   (77)               26
                                                                -------           -------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                        (442)              (81)

Cash and cash equivalents at beginning of period                  3,915             3,140
                                                                -------           -------
Cash and cash equivalents at end of period                      $ 3,473           $ 3,059
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

2.   INVENTORIES.

Inventories are stated at the lower of first-in, first-out cost or market:

                   Sept. 30, 2003   Dec. 31, 2002
                   --------------   -------------
Raw Materials         $  2,403         $  3,216
Work in Process            320              220
Finished Goods             594              702
                      --------         --------
                      $  3,317         $  4,138
                      ========         ========

3.   COMPREHENSIVE INCOME (LOSS).

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income (loss). The Company's components of comprehensive income are net income (loss) and unrealized gains and losses on available-for-sale investments.

4.   EARNINGS PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. Weighted average shares for the three and nine months ended September 30, 2003 were 2,758 and 2,757, respectively. Weighted average shares for the three and nine months ended September 30, 2002 were 2,757 and 2,765, respectively.

Incremental shares from assumed exercise of dilutive options for the three and nine months ended September 30, 2003 of 47 and 28, respectively, were added to the weighted average shares used to calculate diluted EPS. Incremental shares from assumed exercise of dilutive options for the three and nine months ended September 30, 2002 of 7 and 30, respectively, were added to the weighted average shares used to calculate diluted EPS. There were no adjustments made to net income as reported to calculate basic or diluted earnings per share.

For the nine months ended September 30, 2003 and 2002, options to acquire 133 and 169 shares of common stock, respectively, at a weighted average exercise price of $5.75 and $5.02 per share, respectively, were not included in the computation of dilutive earnings per share as their effect would be anti-dilutive.

5.   STOCK-BASED COMPENSATION.

At September 30, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                  Three Months        Nine Months
                                                                     Ended               Ended
                                                                    Sept 30             Sept 30
                                                                ----------------   -----------------
                                                                 2003     2002       2003     2002
                                                                ------   -------   -------   -------
Net income, as reported                                         $  535   $   172   $ 1,162   $   260
Deduct: Total stock-based compensation expense determined
under fair value based method for awards granted, modified,
or settled, net of related tax effects                               3         1        34        73
                                                                ------   -------   -------   -------
Pro forma net income                                               532       171     1,128       187

Earnings per share:
   Basic--as reported                                           $ 0.19   $  0.06   $  0.42   $  0.09
   Basic--pro forma                                             $ 0.19   $  0.06   $  0.41   $  0.07
   Diluted--as reported                                         $ 0.19   $  0.06   $  0.42   $  0.09
   Diluted--pro forma                                           $ 0.19   $  0.06   $  0.41   $  0.07

6.   INTANGIBLE ASSETS, NET.

Intangible assets, net, consisted of patents relating to technology used in the Company's products. Intangible assets, net, as of September 30, 2003 and December 31, 2002 were approximately $109 and $116, net of accumulated amortization of $350 and $342, respectively. Total amortization expense on intangible assets for the three and nine months ended September 30, 2003 and 2002 was approximately $2 and $8, and $13 and $26, respectively, excluding intangible impairment charges of $346,000 in the third quarter of 2002. The estimated aggregate amortization expense for each of the five succeeding fiscal years 2003 to 2007 is approximately $9.

7.   PRODUCT WARRANTY LIABILITIES.

The changes in the Company's product warranty liability on September 30, 2003 were as follows:

Liability, beginning of year       $  735
Warranty claims                       (68)
Additional reserves                    12
                                   ------
Liability, September 30, 2003      $  679

8.   RECENT PRONOUNCEMENTS.

In July 2002, the FASB issued FAS 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance set forth in Emerging Issues Task Force issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." The Scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a significant impact on its financial condition or results of operations.

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

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The Company's adoption of EITF 02-16 did not have an effect on its condensed consolidated financial statements.

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

Factors that could cause actual results to differ materially include, but are not limited to,

     - The Company's ability to retain existing customers and to attract and retain new customers.

     -    The financial condition and spending practices of its customers.

     - The Company's ability to provide products that meet the needs of the Company's customers.

     - Advancements or changes in technology that may render the Company's products less valuable or obsolete.

     -    Conditions in the environmental instrument market.

     -    The Company's ability to obtain financing in the event it is needed.

     - The Company's ability to maintain products that meet customer expectations in a rapidly changing competitive market.

     - The Company's retention of an arrangement with Agilent or a suitable similar supplier for the supply of gas chromatographs and mass spectrometers to configure systems for the analysis of various air and water matrices to determine the presence of volatile organic compounds.

     - Acts of war, terrorism, natural disasters and outbreaks of disease or potentially fatal sicknesses.

     - Underutilization of the Company's existing facilities possibly resulting in inefficiencies.

     - Delays in new product research, development, and engineering products resulting in delays in the market introduction of such products.

     - The increased cost of health insurance and subsequent increased cost to the Company and employees.

     - The current economic slowdown, or unforeseen price reductions in the Company's global market segments, with adverse effects on profit margins.

     - The unanticipated expenses of assimilating newly acquired businesses into the Company's business structure, as well as the impact of unusual expenses from business strategies, asset valuations, acquisitions, divestitures and organizational structures.

     - Increased cost of inability to obtain property and liability insurance due to uncertainty in worldwide insurance and reinsurance markets.

     - Potential write off of existing or future goodwill and other intangible Assets.

     - Unpredictable delays or difficulties in the development of key new product programs, and the risk of not recovering major research and development expenses, and/or the risks of major technological shifts away from the Company's technologies and core competencies.

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

OPERATING RESULTS

Revenues. Net revenues for the three months ended September 30, 2003 increased $23,000, or 1% to $6,711,000 compared to $6,688,000 for the same period of the prior year. Net revenues increased due to higher product sales partially offset by lower revenues from services. Product revenues increased $105,000 or 2% to $5,998,000, compared to $5,893,000 for the same period of the prior year, primarily due to higher sales of MINICAMS(R) chemical agent monitoring equipment, GC systems and components, Total Organic Carbon Analyzers (TOC), microwave digestion systems, and beverage analyzers partially offset by decreases in sales of continuous flow analyzers, gel permeation chromatography equipment and refrigerant air monitors. Revenues for the quarter ended September 30, 2003 benefited from the recent introduction of two new products, the Eclipse, a third-generation purge-and-trap sample concentrator, which we began shipping in August 2003, and the LAN9000 beverage analyzer, which we began shipping in July 2003. Sales of MINICAMS(R) chemical agent monitoring equipment increased overall, compared to the quarter ended September 30, 2002, in which deliveries of approximately $1,509,000 were made under the contract with Parsons Infrastructure and Technology Group, Inc.

Increases in revenues from products for the three months ended September 30, 2003, compared to the same period of the prior year, were partially offset by decreases in revenues from services. Revenues from services decreased by $82,000, or 10%, to $713,000 compared to $795,000 in the quarter ended September 30, 2002, primarily due to a decrease in installations and factory repair services performed, partially offset by an increase in customer training and on-site repair services performed.

Net revenues for the nine months ended September 30, 2003 increased $1,599,000, or 9% to $18,906,000, compared to $17,307,000 for the same period of the prior year. The year-to-date increase is primarily due to an increase in sales of products, including MINICAMS(R) chemical agent monitoring equipment, GC systems and components, TOC analyzers and refrigerant air monitors, partially offset by decreases in revenues from continuous flow analyzer products, sample preparation products, leasing activities, and services.

Domestic revenues decreased, while international revenues increased for the quarter ended September 30, 2003, compared to the same period of the prior year. Revenues from sales of products in Asia decreased, but sales of products in Europe and Latin America increased for the three months ended September 30, 2003, compared to the same period of the prior year. While competition and unpredictable local economic conditions continue to affect international sales, the Company continues to invest in further developing distribution channels to establish market positions in international markets. Domestic and international revenues for the nine months ended September 30, 2003 increased, compared to the same period of the prior year. Year-to-date international revenues increased primarily due to higher sales in Europe and Asia.

Despite the increase in net revenues for the three and nine months ended September 30, 2003, compared to the same period of the prior year, improvement in the performance of some products is still offset by the below-expectations performance of certain other products. The Company continues to encounter strong competition and continues to seek improved distribution strategies for certain products in some channels and markets. Furthermore, we have not seen or experienced a fundamental improvement in the purchasing and capital spending activity in many of the markets that the Company serves. Uncertainty about the direction of the U.S. and other global economies has resulted in prolonged purchasing decisions, and has suppressed purchasing and capital spending activity in many of the markets that the Company serves, in particular, industrial and government customers. In addition, the environmental instruments market in which the Company competes has been flat or declining over the past several years. The Company has identified a number of strategies it believes will allow it to grow its business despite this decline, including the acquisition of complementary businesses, developing new products, developing new applications for its technologies, and strengthening its presence in selected geographic markets. No assurance can be given that the Company will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in growth of the Company's business.

Gross Profit. Gross profit for the three months ended September 30, 2003 increased $288,000, or 10% to $3,240,000, compared to $2,952,000 for the same period of the prior year. Gross profit represented 48% of revenues for the three months ended September 30, 2003, compared to 44% for the same period of the prior year. The increase in gross profit dollars and gross profit margin for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, was primarily due to product mix and a decrease in manufacturing costs and a decrease in warranty costs for the period as the Company continues to make progress in its efforts to control manufacturing costs and improve its manufacturing efficiency. Gross profit for the nine months ended September 30, 2003 increased $1,569,000, or 20% to $9,297,000, compared to $7,728,000 for the same period of the prior year. Gross profit represented 49% and 45% of revenues for the nine months ended September 30, 2003 and September 30, 2002, respectively. The increase in gross profit dollars and gross profit margin for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, was primarily due to increases in revenues combined with an improvement in sales mix for the period, and a decrease in manufacturing and warranty costs.

Research and development. R&D expenses for the three months ended September 30, 2003 increased $47,000, or 8% to $661,000, compared to expenses of $614,000 for the same period of the prior year. R&D expenses represented 10% and 9% of revenues for the three months ended September 30, 2003 and September 30, 2002, respectively. R&D expenses for the nine months ended September 30, 2003 increased $308,000, or 19% to $1,960,000, compared to $1,652,000 for the same period of the prior year. R&D expenses represented 10% of revenues for both the nine months ended September 30, 2003 and September 30, 2002. The increase in R&D expenses for the three and nine months ended September 30, 2003 is due to a plan to increase focus on product development. The Company's plan to increase product development activities most likely will result in an increase in R&D expenses in dollar terms and as a percentage of revenues during the next 24 months. Increases in R&D efforts may include outsourcing and funding certain developments outside the Company. We expect that such expenses will fluctuate quarterly based on the specific activity during the quarter. We cannot be certain that such fluctuating expenditures, together with fluctuating revenues, will not result in a quarterly or annual operating loss.

Selling, general, and administrative. SG&A expenses for the three months ended September 30, 2003 decreased $303,000, or 14% to $1,870,000, compared to $2,173,000 for the same period of the prior year. SG&A expenses represented 28% and 32% of revenues for the three months ended September 30, 2003 and September 30, 2002, respectively. SG&A expenses decreased for the three months ended September 30, 2003, compared to the same quarter of 2002, primarily due to $346,000 in impairment charges for certain intangible assets in the third quarter of 2002. SG&A expenses for the three months ended September 30, 2003 also decreased due to decreases in direct selling expenses and decreases in general marketing costs and activity. SG&A expenses for the nine months ended September 30, 2003 decreased $104,000, or 2% to $5,820,000, compared to $5,924,000 for the same period of the prior year. SG&A expenses represented 31% and 34% of revenues for the nine months ended September 30, 2003 and September 30, 2002, respectively. Year-to-date SG&A expenses decreased primarily due to the $346,000 impairment charge for intangible assets in the third quarter of 2002, partially offset by increases in employee benefit-related costs, consulting and expenses for legal fees. The Company continues to incur increased administrative expense, both for accounting and legal professional services to assess and react to the changes in securities laws, including the Sarbanes-Oxley Act and the corporate governance rules of the NASDAQ.

Operating Income. Operating income for the three months ended September 30, 2003 increased $544,000, to $709,000, compared to $165,000 for the same period of the prior year. The increase in operating income for the three months ended September 30, 2003 is primarily due to a decrease in impairment charges incurred in the third quarter of 2002 plus a decrease in manufacturing and warranty costs, partially offset by an increase in R&D expenses.

Operating income for the nine months ended September 30, 2003 increased $1,365,000 to $1,517,000, compared to $152,000 for the same period of 2002. The increase in operating income for the nine months ended September 30, 2003 was primarily due to an increase in revenues from sales of products, a decrease in impairment charges, and a decrease in manufacturing and warranty costs, partially offset by an increase in R&D expenses.

Other Income, net. Other income, net, which is comprised of interest and dividend income from investments, interest income from customer leases and gain/loss from dispositions of Company property, increased to $131,000 and $329,000, respectively for the three and nine months ended September 30, 2003, compared to $95,000 and $243,000, respectively, for the same period of the prior year. The increase in other income for the three months and the nine months ended September 30, 2003 was primarily due to an increase in dividends on preferred stock investments due to a higher average invested balance.

Income Before Income Taxes. Income before income taxes for the three months ended September 30, 2003 increased $580,000 to $840,000, compared to income of $260,000 for the same period of the prior year. The increase in income before income taxes for the three months ended September 30, 2003 was primarily due to a decrease in impairment charges, a decrease in manufacturing and warranty costs and an increase in income from investments, partially offset by an increase in R&D expenses. Income before income taxes increased $1,451,000 to $1,846,000 for the nine months ended September 30, 2003, compared to $395,000 for the same period of the prior year. The increase in income before income taxes for the nine months ended September 30, 2003 was primarily due to an increase in revenues from sales of products, a decrease in impairment charges, a decrease in manufacturing and warranty costs and an increase in dividends from preferred stock investments, partially offset by an increase in R&D expenses.

The effective tax rate was 36% and 37% for the three and nine months ended 2003, respectively, compared to 34% for the three and nine months ended 2002.

Net Income. Net income for the three months ended September 30, 2003 increased $363,000 to $535,000, compared to net income of $172,000 in the same period of the prior year. Basic and diluted earnings per share was $0.19 for the three months ended September 30, 2003, compared to basic and diluted earnings of $0.06 per share for the same period of the prior year. The increase in net income for the three months ended September 30, 2003 was primarily due to a decrease in impairment charges, a decrease in manufacturing and warranty costs and an increase in income from investments, partially offset by an increase in R&D expenses. Net income for the nine months ended September 30, 2003 increased $902,000 to $1,162,000, compared to net income of $260,000 in the same period of the prior year. Basic and diluted earnings per share were $0.42, compared to basic and diluted earnings per share of $0.09 per share for the same period of the prior year. The increase in net income for the three and nine months ended September 30, 2003 was primarily due to an increase in revenues from sales of products, a decrease in impairment charges, a decrease in manufacturing and warranty costs and an increase in dividends from preferred stock investments, partially offset by an increase in R&D expenses.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,473,000 as of September 30, 2003, compared to $3,915,000 as of December 31, 2002. Working capital as of September 30, 2003, was $13,622,000, compared to $12,353,000 as of December 31, 2002. The increase is primarily due to increases in investments and accounts receivable. Working capital, as a percentage of total assets, was 60% as of September 30, 2003 and 59% at December 31, 2002. The current ratio was 3.8 at September 30, 2003 and December 31, 2002, respectively. Total liabilities-to-equity ratio was 28% as of September 30, 2003 and 27% as of December 31, 2002.

Net cash flows provided by operating activities for the nine months ended September 30, 2003 was $2,089,000, compared to $2,505,000 for the same period of the prior year. The decrease in cash flows from operating activities for the first nine months in 2003 was primarily due to a decrease in the change in working capital. Net cash flows (used in) investing activities for the nine months ended September 30, 2003 was $(2,454,000), compared to $(2,612,000) for the same period of the prior year. The increase in cash flows from investing activities resulted from investments of available cash reserves. Net cash flows provided by (used in) financing activities for the nine months ended September 30, 2003 was $(77,000), compared to $26,000 for the same period of the prior year. The decrease in cash flows from financing activities was due to purchases of treasury stock in 2003.

The Company purchased, pursuant to the Company's stock repurchase program, 7,700 shares of the Company's Common Stock during the third quarter of 2003. As of September 30, 2003, the Company held 1,359,378 shares in treasury and is authorized to purchase 19,222 additional shares.

The Company conducts some operations in leased facilities under an operating lease expiring on November 30, 2006. Future minimum rental payments under this lease for the remainder of 2003 are $48,000, $193,000 for 2004, $189,000 for
2005, and $171,000 for 2006.

Since 1988, the Company has funded its working capital and capital expenditure needs from operations, and expects to continue funding its 2003 working capital requirements from operations. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our results of operations and, therefore, harm the primary source of our cash flows.

The Company invests excess funds generated from operations in money market funds and investment grade securities rated by Moody's or Standard & Poor's. Excess funds generated from operations may be used to acquire other businesses or new products, invest in product R&D activities, or to develop markets for the Company's products. The Company may engage in discussions with third parties to acquire new products or businesses or to form strategic alliances and joint ventures. These types of transactions may require additional funds from sources other than the Company's current operations to complete them. The Company believes that such funds would come from traditional institutional debt financing or other third party financing.

The Company has developed a plan to undertake a more extensive research, development, and engineering effort with the intent of developing products with innovative technologies, which we believe will stimulate demand in a market demonstrating slow or no growth. The major goals in our efforts are to position the Company to serve new markets, including homeland defense, increase our position in the beverage market, and broaden our product offering in the process analytical instruments market. The Company's plan to increase research and development will increase R&D expenses in dollar terms and as a percentage of revenues during the next 24 months. Such expenses will include hiring additional personnel, purchase of supplies and component products for experimental use, outsourcing certain work, and using consulting services. We expect that such expenses will fluctuate quarterly based on the specific activity during the quarter. Increases in R&D efforts may also result in investments in the external development of other third parties in which whose funding the Company may participate. Such fluctuating expenditures, together with fluctuating revenues, may result in a quarterly or annual operating loss. We believe we have sufficient cash on hand and funds from operations to maintain our commitment to this plan.

Since 1995, the Company has repurchased an aggregate of 1,755,778 shares at an average purchase price of $4.07 per share, pursuant to the Company's stock repurchase program. Repurchases in the amount of 7,700 shares were made in the quarter ended September 30, 2003, and the Company may purchase up to an additional 19,222 shares under the current stock repurchase program. Management may seek approval from the Company's Board of Directors to expand this program in the future if it believes repurchases continue to be in the best interests of the Company. Expansion of this program would also be funded from cash from operations. The Company does not expect to declare a dividend in the foreseeable future.

AGGREGATE CONTRACTUAL OBLIGATIONS

The Company conducts some of its operations in leased facilities under an operating lease expiring on November 30, 2006. Future minimum rental payments under this lease, for the remainder of 2003, are summarized in the table below.

                                            Payments Due by Period
                                                (In thousands)
                             -----------------------------------------------------
                                     Less than                           More than
Contractual Obligations      Total    1 Year     1-3 Years   3-5 Years    5 years
                             -----   ---------   ---------   ---------   ---------
    Operating leases         $ 601   $      48   $     382   $     171   $     -0-

Other than the items discussed above, management is not aware of other commitments or contingent liabilities, which would have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

SEGMENT INFORMATION

The Company manages its businesses primarily on a product and services basis. The Company operates its business as a single segment.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in accordance with generally accepted accounting principles, requires management to implement critical accounting policies and to make estimates that could significantly influence the results of operations and financial position. The accounting policies and estimates, which significantly influence the results of the Company's operations and its financial position, include revenue recognition policies, the valuation of inventories and accounts receivable, evaluation of the impairment of and estimated useful lives of intangible assets, estimates for future losses on product warranties, stock-based compensation, and the necessity for a deferred income tax asset valuation reserve.

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

Inventories. Inventories consist of electronic equipment, sensors, pumps, valves, and various components. The Company operates in an industry where technological advances or new product introductions are a frequent occurrence. Either of these occurrences can make obsolete or significantly impair customer demand for a portion of the Company's inventory on hand. The Company regularly evaluates its inventory and maintains a reserve for inventory obsolescence and excess inventory. As a policy, the Company provides a reserve for products with no movement in six months or more and which management determines, based on available market information, are no longer saleable. The Company also applies subjective judgment in the evaluation of the recoverability of the rest of its inventory based upon known and expected market conditions and company plans. If the Company's competitors were to introduce a new technology or product that renders a product sold by the Company obsolete or unnecessary, it could have a significant adverse effect on the Company's future operating results and financial position.

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

Stock granted to non-employee directors is accounted for in accordance with FAS No. 123 Accounting for Stock-Based Compensation. Accordingly, directors' stock is recorded as compensation expense at estimated fair value on the date the stock is earned by the director.

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

RECENT PRONOUNCEMENTS-SEE NOTE 8 OF ITEM 1

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects to its financial position or results of operations due to market risks. The fair market value of the Company's investments in debt securities and preferred stock at September 30, 2003 was $1,500,000 and $4,578,000, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of September 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive and financial officers have concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 O. I. CORPORATION
                                       -----------------------------------------
                                                     (Registrant)

Date: November 12, 2003                BY:   /s/ William W. Botts
                                           -------------------------------------
                                             William W. Botts
                                             President and
                                             Chief Executive Officer
                                             Authorized Officer

Date: November 12, 2003                BY:   /s/ Juan M. Diaz
                                           -------------------------------------
                                           Juan M. Diaz
                                           Vice President-Corporate Controller
                                           Principal Accounting Officer

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