Form 10-K
period 2003-12-31
OI CORP
filed 2004-03-29
CIK 73773

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[✓]	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-6511

O. I. CORPORATION

(Exact name of registrant as specified in its charter)

Oklahoma (State of Incorporation)	73-0728053 (IRS Employer Identification No.)

151 Graham Road, Box 9010 College Station, Texas (Address of principal executive offices)	77842-9010 (Zip Code)

Registrant’s Telephone Number, including area code: (979) 690-1711
Securities Registered Pursuant to Section 12(b) of the Act: NONE
Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class Common Stock, par value $0.10 per share	Name of each electronic system on which quoted National Association of Securities Dealers Automated Quotation System (NASDAQ)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [✓]

The aggregate market value, as of June 30, 2003, of the common stock (based on the average of the high and low trade prices of these shares on NASDAQ) of O. I. Corporation held by non-affiliates was approximately $12,291,473.

The number of shares outstanding of the common stock as of March 15, 2004 was 2,778,070.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2004 Annual Meeting of Shareholders
Part III information is incorporated by reference to the Proxy Statement

FORM 10-K

PART I

Item 1. Business

General

O. I. Corporation (the “Company”) is a corporation that was organized in 1963, in accordance with the Business Corporation Act of the State of Oklahoma, as Clinical Development Corporation, a builder of medical and research laboratories. In 1969, the Company moved from Oklahoma City, Oklahoma to College Station, Texas, and the Company’s name was changed to Oceanography International Corporation. The Company’s name was changed to O.I. Corporation in July 1980; and in January 1989, the Company filed an application to do business as OI Analytical to better align the company name with the products offered and markets served.

The Company designs, manufactures, markets, and services products primarily for specialized applications in the analytical instruments markets, including sample preparation, detection, measurement, and monitoring instruments used to analyze chemical compounds. The Company’s principal business strategy is to direct its product development capabilities, manufacturing processes, and marketing skills toward market niches, which it believes it can successfully penetrate and quickly assume a leading position. Management continually emphasizes product innovation, improvement in quality and product performance, on-time delivery, cost reductions, and other value-added activities. The Company seeks growth opportunities through technological and product improvement, the development of new applications for existing products, and by acquiring and developing new products, new markets, and new competencies.

The Company’s web site is located at www.oico.com. The Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is filed with the Securities and Exchange Commission (“SEC”). These filings are also available through the SEC’s website at www.sec.gov.

Recent Developments

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

To better position the Company with the technology needed to provide leading edge products for use in homeland defense and security and other markets, the Company entered a strategic alliance with Intelligent Ion, Inc. (“III”). The alliance includes a commercial agreement and investment of $1,000,000 in a Series A Preferred Share offering by III. Upon conversion, the Company’s investment will represent, on a fully diluted basis, approximately 10% ownership in III common shares. In connection with the investment, the Company has the right to appoint two directors to serve on III’s Board of Directors. The Company named William W. Botts, president and CEO of O.I. Corporation, and Dr. Richard W. K. Chapman, a member of the Company’s Board of Directors, to serve in such capacity. Under the Commercial Agreement, the Company will provide up to $1,350,000 for the completion by III of certain product developments according to agreed upon milestones, and is entitled to certain intellectual property controlled by III. The Company is entitled to recover such funding through product purchase or license fee credits from III. The Commercial Agreement also provides the framework for future cooperation between the parties, including III manufacturing and selling products to the Company for incorporation into products developed and sold by the Company. III, founded in January 2000, is based in Seattle, Washington and is an early-stage company, which has a portfolio of technology through licensing and in-house development relating to miniaturized mass spectrometers. The investment in III is consistent with the Company’s strategy to significantly increase investment in new product development. The Company recognizes this investment might represent higher risk than an internal development, but believes the risk is appropriate, considering it provides access to intellectual property and development skills not possessed by the Company.

During the quarter ended September 30, 2002, the Company completed an evaluation of the future prospects of certain products and determined to discontinue manufacturing, sales, service, and support for certain sample preparation, gas chromatography, and ion analyzer products. The Company came to these decisions because purchase components are no longer available for support of those products, and sales volumes for those products no longer represent a viable business opportunity for the Company. As a result of these decisions, the Company has determined that certain intangible assets amounting to approximately $346,000 are impaired, and inventory amounting to approximately $200,000 is obsolete, together resulting in an expense of $546,000 for the period. The impaired intangible assets are from prior acquisitions and consist primarily of acquired trade names and patents that are no longer used, and the inventory write-off consists primarily of obsolete inventory resulting from the discontinuation of products.

The Company entered into an original equipment manufacturers’ (OEM) agreement with Agilent Technologies Inc. (Agilent), effective December 1, 2000, which was subsequently renewed in each of December 2001, 2002, and 2003. No assurances can be made that the OEM agreement will be renewed in the future. Since June 1988, the Company had operated as a value added reseller (VAR) of analytical instruments manufactured by Agilent (formerly Hewlett Packard Company). On September 15, 2000, Agilent notified the Company that the VAR agreement between the Company and Agilent would not be renewed upon its expiration on November 30, 2000. Under the terms of the expired VAR agreement with Agilent, the Company purchased analytical instruments, including gas chromatographs (GCs) and mass spectrometers (MS), integrated them with Company-manufactured components, and marketed these analytical systems for environmental analysis to comply with U.S. Environmental Protection Agency (USEPA) 500, 600, and 8000 Series Methods, and for other chemical analyses.

On February 1, 1999, the Company acquired certain assets of General Analysis Corporation (GAC), headquartered in South Norwalk, Connecticut. GAC designs, manufactures, and markets infrared gas and liquid analytical instruments and accessories used in laboratories, in-line and on-line liquid analysis and gas analysis in field monitoring applications. The Company acquired GAC for $259,459 in cash and the assumption of approximately $1,100,000 in liabilities. In addition, the Company was obligated to make earn-out payments to the former owner of GAC based upon the achievement of potential future revenue targets (See Note 13 of the consolidated financial statements). In 2000, the Company reviewed intangible assets including non-compete agreements, names, and unallocated goodwill related to this acquisition and determined that some of them were impaired; therefore, assets in the amount of $793,000, representing 91% of the then unamortized acquired intangible assets, were written off by a charge to expenses.

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

Electrolytic Conductivity Detector (ELCD); Photoionization Detector (PID); Flame-Ionization Detector (FID); Tandem PID/ELCD; Tandem PID/FID; Halogen Specific Detector (XSD)™; Flame Photometric Detector (FPD); Pulsed Flame Photometric Detector (PFPD); Injectors and Inlets; Purge-and-Trap Sample Concentrator (P&T); P&T Autosamplers; Preconcentration and Thermo Desorption Device; Air Tube Concentrators, Volatile Organic Sample Train (VOST); and Multi-Point Sampling Inlet Module.

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

Total Organic Carbon Analyzer Systems The Company designs, manufactures, markets, and services Total Organic Carbon (TOC) analyzers and related accessories that are used to measure organic and inorganic carbon levels in ultrapure water, drinking water, groundwater, wastewater, soils, and solids. The Company’s TOC analyzers are used in testing required by the USEPA and testing ultrapure water used in U.S. pharmaceutical methods; the manufacturing of semiconductors; power generation; and oceanographic research. TOC products produced by the Company include: High Temperature Persulfate TOC Analyzer; Combustion TOC Analyzer; and TOC Solids Analyzer.

Ion Analysis Systems The Company designs, manufactures, markets, and services Segmented Flow Analyzers (SFA), Flow Injection Analyzers (FIA), and field portable instruments such as the Flow Solution® IV; Flow Solution 3000; and CNSolution™ 3000 (cyanide analyzer). These instruments perform a wide range of ion analyses, including the measurement of nitrate, nitrite, phosphate, ammonia, chloride, alkalinity, and sulfate in liquids. The Company’s CN Analyzer can perform total cyanide analysis in a number of industrial applications including cyanide testing in gold and silver mining, electroplating, metal finishing, and semiconductor operations. The SFA, FIA, and CN Analyzer products may be equipped with autosamplers to enhance productivity.

Sample Preparation Products and Systems The Company designs, manufactures, markets, and services sample preparation instrumentation used to prepare sample matrices for analysis. The most time-consuming part of chemical analysis is sample preparation. Procedures, techniques, and instruments that can reduce total sample preparation time are highly desirable for analysis of chemical compounds. The Company’s sample preparation products and systems include Microwave Digestion Systems; and Gel Permeation Chromatography (GPC) Systems.

Filtometers The Company designs, manufactures, markets, and services non-dispersive infrared instruments (NDIR) that are sometimes called filtometers. The filtometer uses a light source and an interference filter to send light of a specific wavelength through a sample. The sample’s absorbance of the light, as measured by a suitable detector, is a direct measure of the sample’s concentration. This makes the filtometer well suited to making repeated measurements on individual samples or continuously on a process stream or air. The Company provides two products employing filtometer technology including:

Continuous Refrigerant Monitors are used by the chiller/refrigerant industry for the rapid detection of low-level refrigerant leaks. These instruments can monitor for all refrigerants including CFCs (chlorofluorocarbons), HFCs (hydrofluorocarbons), HCFCs (hydrochlorofluorocarbons), and ammonia and meet ASHRAE (American Society of Heating, Refrigerating, and Air-conditioning Engineers) 15-1994 Safety Code Requirements.

Beverage Analyzers are used on-line and in the laboratory to measure dissolved Brix (sugar), diet syrup, and carbon dioxide in beverages. This equipment is currently used in soft-drink bottling plants, breweries, and wineries.

Sales by Location

All of the Company’s assets are located in the United States, and all sales are conducted in U.S. dollars. There have been no sales or transfers between geographic areas during the last five fiscal years. Estimated net revenues attributable to the United States, export revenues as a group, and the number of countries in which export revenues were generated, are as follows:

$ in thousands	2003	2002	2001	2000	1999
Net Revenues:
United States	$18,442	$17,699	$21,231	$19,402	$21,193
Export	6,764	5,984	4,638	4,999	4,541

Total	$25,206	$23,683	$25,869	$24,401	$25,734

% Net Revenues:
United States	73%	75%	82%	80%	82%
Export	27%	25%	18%	20%	18%

Total	100%	100%	100%	100%	100%

Number of countries-export	62	70	58	61	59

Sales to the Asia-Pacific region were approximately 13% of net revenues for 2003; and sales to the European-African region were approximately 13% of net revenues for 2002; however, sales did not exceed 10% of revenues to any particular international geographic area for any of the years 1999 to 2001.

For additional financial information, including financial information for the last three years on total assets, please see  “Item 8. Financial Statements and Supplementary Data” and the notes to the consolidated financial statements included in this annual report.

Manufacturing

The Company manufactures products by using similar techniques and methods at two locations in the U.S. The Company’s manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, and calibration and validation of configured systems. The Company’s products have been certified pursuant to safety standards by one or more of the following agencies: Underwriters Laboratories (UL), Canadian Standards Association (CSA), and/or the European Committee for Electrotechnical Standardization (CE). These agencies and others also certify that instruments meet certain performance standards and that advertised specifications are accurate. In 1999, the Company obtained ISO 9001 certification for its College Station, Texas manufacturing operations, and in 2003, the Company obtained ISO 9001 certification for its Birmingham, Alabama manufacturing operations.

Marketing

The Company markets and sells analytical components and systems that it manufactures and that are purchased for resale, provides on-site installation and support services, and distributes expendables and accessories required to support the operation of products sold. The Company sells its products domestically to end users through a direct sales channel, manufacturers’ representatives, distributors, and resellers, and internationally through independent manufacturers’ representatives and distributors. The Company’s marketing program for its products and services, both domestically and internationally, includes advertising, direct mail, seminars, trade shows, telemarketing, and promotion on the Company’s Internet web site.

Technical Support

The Company employs a technical support staff that provides on-site installation, service, and after-sale support of its products in an attempt to ensure customer satisfaction. Technical support services are included in the initial sale of certain products and if not included in the initial purchase, may be purchased later by customers. The Company offers training courses, publishes technical bulletins containing product repair information, parts lists, and application support information for customers. Products sold by the Company generally include a 90-day to one-year warranty. Customers may also purchase extended warranty contracts that provide coverage after the expiration of the initial warranty. The Company installs and services its products through its field service personnel and through third party contractors in the United States and Canada and through distributors and manufacturers’ representatives internationally.

Research and Development

The analytical instrumentation industry is subject to rapid changes in technology. The Company’s success is heavily dependent on its ability to continually improve its existing products, advance and broaden employed technologies, increase product reliability, improve product performance, and improve handling of data produced from analysis, and at the same time to reduce the physical size of the product, reduce cycle time of analysis, and maintain or reduce product cost. Research and development costs, relating to both present and future products, are expensed as incurred, and such expenses were $2,698,000 in 2003, $2,246,000 in 2002, and $2,157,000 in 2001. The Company actively pursues development of potential new products, including custom-configured GC systems and components, instrument control and data reporting software systems, dedicated analyzers, including TOC and ion analyzers, on-line beverage monitors, and continuous air monitoring systems to measure refrigerants.

Patents

The Company holds both U.S. and international patents and has both U.S. and international patent applications pending. The Company currently holds 30 patents as of year-end 2003, which expire between the years 2004 and 2023 compared to 26 patents in the prior year. As a matter of policy, the Company vigorously pursues and protects its proprietary technology positions and seeks patent coverage on technology developments that it regards as material and patentable. While the Company believes that all of its patents and applications have value, its future success is not dependent on any single patent or application.

Competition

The Company encounters aggressive competition in all aspects of its business activity. The Company competes with many firms in the design, manufacture, and sale of analytical instruments, principally on the basis of product technology and performance, product quality and reliability, sales and marketing capability, access to channels of distribution and product support, delivery, and price. Most of the Company’s competitors have significantly greater resources than the Company in virtually all aspects of competition, including financial and related resources, market coverage on a global basis, breadth of product(s) in each market segment(s) served, access to human and technical resources, buying power, and marketing strength, including brand recognition, market share, and bundled product sales.

Employees

As of December 31, 2003, the Company had 142 full-time employees. The Company employs scientists and engineers who research and develop potential new products. To protect the Company’s proprietary information, the Company has confidentiality agreements with its employees who come in contact with such information. None of the Company’s employees are covered by a collective bargaining agreement. Management believes that relations between the Company and its employees are good.

Executive Officers of the Registrant

The executive officers of the Company, their ages, positions, and offices, as of December 31, 2003, are as follows:

Name	Age	Position	Date Elected to Position
William W. Botts	61	President and Chief Executive Officer, Chairman of the Board	1985 1986

Jane A. Smith	55	Vice President/Corporate Secretary	1990

Juan M. Diaz	30	Vice President/Corporate Controller	2003

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

Juan M. Diaz joined the Company as Corporate Controller on June 30, 2001. Prior to joining the Company, he was Audit Manager for Arthur Andersen LLP in Houston, Texas. He received his Certified Public Accountant certification in 2000. On May 9, 2003, he was named Vice President/Corporate Controller.

Environmental Regulations

The Company believes it is in compliance with federal, state, and local laws and regulations involving the protection of the environment. The Company routinely handles small amounts of materials that might be deemed hazardous. Hazardous materials are primarily introduced into the Company’s products by end users rather than by the Company. The Company believes there will be no material effect upon its capital expenditures, earnings, and competitive position caused by its compliance with federal, state, or local provisions regulating the discharge of materials into the environment or relating to the protection of the environment. However, to the extent that analytical instruments designed and manufactured by the Company for environmental analysis are purchased by its customers to assist them in complying with environmental regulations, changes to these regulations could reduce demand for some of the Company’s products.

Sources of Raw Materials

The Company produces its products from raw materials, component parts, and other supplies that are generally available from a number of different sources. The Company has few long-term contracts with suppliers. For certain purchased materials, the Company has developed preferred sources on the basis of quality and service. Several purchased components are supplied by single source suppliers. There can be no assurance that these preferred or single sources will continue to make materials available in sufficient quantities, at prices, and on other terms and conditions that are adequate for the Company’s needs. However, there is no indication that any of these preferred or single sources will cease to do business with the Company. The Company believes that in the event of any such cessation, adequate alternate sources would be available, although perhaps at increased costs to the Company, or that the risk of cessation is only significant to the Company’s older products for which the Company plans to discontinue manufacturing and support and that have been or will be replaced by newer versions. The Company uses sub-contractors to manufacture certain components of its products. Subcontractors often are small businesses that can be affected by economics and other factors that would impact their ability to be a reliable supplier. Substitute suppliers and/or components may require reconfiguration of products, which might result in significant product changes in the view of customers, ultimately resulting in the Company having discontinued such products.

Backlog of Open Orders

The Company’s backlog of orders on December 31, 2003 was approximately $3,172,000, compared to $5,327,000 for December 31, 2002, and $3,529,000 for December 31, 2001. The Company’s policy is to include in its backlog only purchase orders or production releases that have firm delivery dates in the twelve-month period following December 31, 2003. Recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors. The Company anticipates that substantially all of its present backlog of orders will be shipped or completed during 2004.

Seasonality

The Company believes that the demand for its products is not subject to significant seasonal variations.

Customers

The Company’s customers include various military agencies of the U.S. government, industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities, environmental testing laboratories, beverage bottlers, and chiller-refrigerant companies. No single customer accounted for more than 10% of revenues in 2003. One customer accounted for approximately 10% of revenues in 2002, and 12% of revenues in 2001. Federal, state, and municipal governments and public and private research institutions in the aggregate accounted for 20% of revenues in 2003, 17% of revenues in 2002, and 13% of revenues in 2001. A decrease in sales to these groups could have a material adverse impact on the Company’s results of operations. Export sales accounted for 27% of revenues in 2003, compared to 25% of revenues in 2002, and 18% in 2001.

Item 2. Properties

The Company owns a facility with space of approximately 68,650 sq.ft. located on 11.29 acres of land in College Station, Texas and has good title, free of any encumbrances. The Company leases approximately 20,000 sq.ft. of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring in December 2006. The Company also leases 500 sq.ft. of office space in Edgewood, Maryland under a lease, which can be renewed annually. The Company believes that its facilities are in good condition and are suitable for its present operations and that suitable space is readily available for expansion or if any of its leases are not extended.

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

Certain claims are pending against the Company with respect to matters arising out of the ordinary conduct of its business. For all claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect the Company’s consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Common Stock Market Information The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol: OICO. Information below is contained in a statistical report obtained from the National Association of Securities Dealers, Inc. (NASD). The ranges of high and low trade prices per share of the Company’s Common Stock for each quarterly period during fiscal 2003 and 2002 were as follows:

	2003		2002
	High	Low	High	Low
First Quarter	$4.45	$3.50	$7.55	$5.36
Second Quarter	5.50	3.20	6.19	4.22
Third Quarter	6.12	4.86	5.05	2.95
Fourth Quarter	8.90	5.61	4.30	2.91

NOTE:	The above quotations represent prices between dealers, do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Dividends The Company has never paid dividends on the Common Stock, and management does not anticipate paying any dividends in the foreseeable future.

Approximate Number of Holders of Common Stock As of March 15, 2004, there were approximately 846 holders of record of the Company’s Common Stock.

Equity Compensation Plan Information All existing equity compensation plans have been approved by security holders.

	Number of securities to be	Weighted average	Number of
	issued upon exercise of	exercise price of	securities remaining
	outstanding options,	outstanding options,	available for future
	warrants and rights	warrants, and rights	issuance
Plan Category	(a)	(b)	(c)
Employee Stock Purchase Plan	— [1]	— [1]	139,409
2003 Incentive Compensation Plan	18,500	$4.09	331,500
1993 Incentive Compensation Plan	237,340	$4.51	— [2]
1987 Amended and Restated Stock Option and SAR Plan	33,166	$3.75	— [2]

	289,006	$4.41	470,909

1 Employees eligible to participate in the Employee Stock Purchase Plan may purchase shares of the Company’s stock on a regular basis through payroll deductions.
2 Both the 1987 and 1993 Incentive Compensation Plans have expired and no new securities may be issued.

Item 6. Selected Financial Data

The following table sets forth the Company’s selected historical financial data from each of the five years in the period ended December 31, 2003. The selected historical financial data set forth below has been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

($ in thousands except per share amounts)	2003	2002	2001	2000	1999
Income statement data:
Net revenues	$25,206	$23,683	$25,869	$24,401	$25,734
Income before income taxes	2,385	871	2,963	978	1,587
Net income	1,635	658	2,006	616	1,051
Diluted earnings per share	$0.58	$0.24	$0.74	$0.21	$0.32
Balance sheet data:
Total assets	$22,707	$20,982	$19,391	$17,905	$19,490
Working capital	13,105	12,355	11,478	8,983	7,964
Stockholders’ equity	18,239	16,551	15,849	13,796	14,533
Common size income statement data:
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	52.1	55.0	52.6	55.0	58.0

Gross profit	47.9	45.0	47.4	45.0	42.0
Selling, general, and administrative expenses	29.3	31.8	28.9	30.4	29.9
Research and development expenses	10.7	9.5	8.3	8.0	7.3
Impairment of intangible assets	0.0	1.4	0.0	4.0	0.0

Operating income	7.9	2.3	10.2	2.6	4.8
Other income, net	1.5	1.3	1.3	1.4	1.4

Income before income taxes	9.4	3.6	11.5	4.0	6.2
Provision for income taxes	2.9	0.9	3.7	1.5	2.1

Net income	6.5%	2.7%	7.8%	2.5%	4.1%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to implement critical accounting policies and to make estimates that could significantly influence the results of operations and financial position. The accounting policies and estimates, which significantly influence the results of the Company’s operations and its financial position, include revenue recognition policies, the valuation allowance for inventories and accounts receivable, evaluation of the impairment of and estimated useful lives of intangible assets, estimates for future losses on product warranties, and policies on accounting for stock-based compensation.

Revenue Recognition The Company derives revenues from three sources: system sales, part sales, and services. For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer, and collection is reasonably assured. The Company’s sales are typically not subject to rights of return, and historically, sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services are accounted for as multiple-element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Revenue related to part sales is recognized when the parts have been shipped and title and risk of loss have passed to the customer. Deferred revenue is presented as unearned revenues in accrued liabilities in the accompanying consolidated balance sheets.

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

Revenues from bill and hold sales are recognized in accordance with the criteria specified in SAB 101. In addition to the criteria above, the customer must request that the transaction be on a bill and hold basis and have a substantial business purpose for ordering the goods on that basis; there must be a reasonable, fixed schedule for delivery consistent with the business purpose, the Company must no longer retain any performance obligations and the earnings process must be substantially complete, and the items sold must be segregated from the rest of the Company’s inventory and must be ready for final shipment to the customer.

Accounts Receivable The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments and for estimated sales returns. Customers may not make payments or return products due to a variety of reasons including deterioration of their financial condition or dissatisfaction with the Company’s products. Management makes regular assessments of doubtful accounts and uses the best information available including correspondence with customers and credit reports. If the Company determines that there is impairment in the ability to collect payments from customers, additional allowances may be required. However, the Company does not believe that there is significant likelihood of this risk from a single customer, since the Company does not have a significant credit consideration risk with any one single customer. Historically, the Company has not experienced significant bad debt losses, but the Company could experience increased losses if general economic conditions were to deteriorate, resulting in the impairment of a number of its customers’ ability to meet their obligations, or if management made different judgements or utilized different estimates for sales returns and allowances for doubtful accounts.

Inventories Inventories consist of electronic equipment and various components. The Company operates in an industry where technological advances or new product introductions are a frequent occurrence. Either one of these occurrences can make obsolete or significantly impair customer demand for a portion of the Company’s inventory on hand. The Company regularly evaluates its inventory and maintains a reserve for inventory obsolescence and excess inventory. As a policy, the Company provides a reserve for products with no movement in six months or more and which management determines, based on available market information, are no longer saleable. The Company also applies subjective judgment in the evaluation of the recoverability of the rest of its inventory based upon known and expected market conditions and company plans. If the Company’s competitors were to introduce a new technology or product that renders a product sold by the Company obsolete or unnecessary, it could have a significant adverse effect on the Company’s future operating results and financial position.

The Company had changes in required reserves in recent periods due to discontinuation of certain product lines and obsolescence related to new product introductions, as well as declining market conditions. As a result, the Company incurred net inventory charges of approximately $200,000 during fiscal 2002 and approximately $151,000 during fiscal 2003.

Intangible Assets The Company’s intangible assets primarily include product patents, trade names and trademarks. The Company adopted Statement of Financial Accounting Standards (FAS) No. 142, on January 1, 2002, as required. Accordingly, the Company annually reviews the recoverability and estimated useful lives of other intangible assets for impairment. During the quarter ended September 30, 2002, the Company completed an evaluation of the future prospects of certain products and determined to discontinue manufacturing, sales, service, and support for certain sample preparation, gas chromatography, and ion analyzer products. The Company came to these decisions because purchase components are no longer available for support of those products, and sales volume for those products no longer represent a viable business opportunity for the Company. As a result of these decisions, the Company has determined that certain intangible assets amounting to approximately $346,000 were impaired and written off by a charge to expense for the period ending December 31, 2002. The impaired intangible assets are from prior acquisitions and consist primarily of acquired trade names and patents that are no longer used, resulting from the discontinuation of products.

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

Stock-Based Compensation The Company elected to account for fixed award stock options and non-employee directors’ options under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees.” As such, no compensation cost has been recorded in the financial statements relative to these options. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of these options for disclosure purposes.

Stock granted to non-employee directors are accounted for in accordance with FAS No. 123 “Accounting for Stock-Based Compensation.” Accordingly, directors’ stock is recorded as compensation expense at estimated fair value on the date the stock is earned by the director.

Results of Operations

Overview

Net income increased $977,000, or 148%, during 2003 to $1,635,000, compared to $658,000 in 2002, primarily due to increases in revenues from GC components and systems, MINICAMS air-monitoring systems, and the introduction of new products combined with decreases in impairment charges and other costs. The Company continued to pursue its strategy of maintaining a presence in the environmental testing market, while seeking out opportunities in other markets, such as the pharmaceutical, petrochemical, semiconductor, refrigerant, and food and beverage markets. The Company continued to face intense competition for its products, and the markets for the Company’s products have not fundamentally improved as uncertainty about the U.S. economy continues. Nevertheless, the Company maintained its commitment to its plan to increase its research and development activities to develop potential new products to take advantage of opportunities in the homeland defense and security market. Net income decreased $1,348,000, or 67% during 2002 to $658,000, compared to $2,006,000 in 2001, primarily due to lower revenues, lower sales of higher gross margin products, and increased spending on research and development. Expenses from impairments of intangible assets increased 100% in 2002, due to impairments of intangible assets relating to past acquisitions and the discontinuation of manufacturing and support for certain products.

The following table summarizes the results of the Company’s operations for each of the past three years. All percentage amounts were calculated using the underlying data in thousands.

	For the Years Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2003	(Decrease)	2002	(Decrease)	2001
Total net revenues	$25,206	6%	$23,683	(8%)	$25,869
Total cost of revenues	13,131	1%	13,012	(4%)	13,613

Gross profit	12,075	13%	10,671	(13%)	12,256
Selling, general, and administrative expenses	7,379	(2%)	7,525	1%	7,475
Research and development expenses	2,698	20%	2,246	4%	2,157
Impairment of intangible assets	—	(100%)	346	100%	—

Operating income	1,998	261%	554	(79%)	2,624
Other income	387	22%	317	(7%)	340

Income before income taxes	2,385	174%	871	(71%)	2,964
Provision for income taxes	750	252%	213	(78%)	958

Net income	1,635	148%	658	(67%)	2,006

Diluted earnings per share	$0.58	142%	$0.24	(68%)	$0.74

Net Revenues

2003 Compared to 2002

Total net revenues for the year ended December 31, 2003 increased 6% or $1,523,000 to $25,206,000, compared to $23,683,000 for the same period of 2002, primarily due to increases in revenues from GC components and systems, MINICAMS air-monitoring systems, and the introduction of new products.

Revenues from gas chromatography (GC) components and systems increased in 2003, compared to 2002, due to the introduction of a new purge-and-trap sample concentrator, the Eclipse, during the third quarter of 2003, increases in sales of selective detectors sold along with MINICAMS air-monitoring systems, and an increase in sales of the Company’s custom-configured GC systems. The Company continues to face intense competition from manufacturers of mass spectrometers, GC systems, and other components. Effective December 1, 2000, the

Company entered a one-year original equipment manufacturers (OEM) supply agreement with Agilent Technologies, Inc. (formerly Hewlett Packard Company), previously a value added reseller (VAR) agreement, which provided for sales and marketing cooperation. The Company now competes directly with Agilent and others for sales of GC components and systems in the environmental testing and other markets.

Revenues from MINICAMS air-monitoring systems increased in 2003, compared to 2002, as sales for systems used to detect chemical-warfare-agents in demilitarization programs increased, and as export sales increased. Also, during 2003, approximately $700,000 of $3,200,000 in purchase orders granted to the Company during 2001 and 2002 by Parsons Infrastructure & Technology Group, Inc. (“Parsons”), for MINICAMS was cancelled due to changes in the scope of the equipment needed. Parsons and the Company negotiated a cancellation fee of approximately $68,000. Total revenues recognized since the beginning of this order were approximately $2,500,000, through the quarter ended June 30, 2003, including the cancellation fee. The Company considers the order completed.

Revenues from total organic carbon (TOC) analyzers were flat in 2003, compared to 2002, due to competition from products with nitrogen detecting capabilities, which the Company’s product does not possess.

Revenues from continuous flow analyzers declined in 2003 due to increased competition internationally and the continued emergence of a competitive technology called discrete analyzers. Discrete analyzers do not perform all analyses as do continuous flow analyzers, but they impact the demand for continuous flow analyzers. Discrete analyzers are becoming the preferred technique for those applications it will perform.

Revenues from Gel Permeation Chromatography (GPC) products decreased in 2003, compared to 2002, primarily due to the discontinuation of the Soxtherm product.

Revenues from microwave digestion products were flat in 2003, compared to 2002.

Revenues from beverage analyzers increased in 2003, compared to 2002, due to shipment of the new LAN 9000, which began in the third quarter. The Company's success in penetrating the beverage analyzer market will be dependent upon the Company becoming a qualified supplier to major domestic soft drink producers. Since the Company’s purchase of GAC, sales of the LAN 9000 have been disappointing.

Revenues from refrigerant air monitor products, a product line obtained in the purchase of GAC, increased in 2003 compared to 2002. However, sales levels continue to fall short of our expectations. The Company is considering alternatives to improve the product’s performance.

Net revenues from customer services, including rentals of the Company’s products, decreased in 2003, compared to 2002, due to a decrease in new product installations and factory repair services performed, partially offset by an increase in customer training and on-site repair services performed.

Export revenues increased 13% in 2003 to $6,764,000, compared to $5,984,000 in 2002. Sales of air-monitoring systems, GC systems and components, TOC analyzers and beverage analyzers all increased, primarily due to increased demand for organic volatile and inorganic nutrient monitoring solutions within the environmental and industrial client base, although difficult local economic conditions and competition continue to affect export sales.

Despite the increase in net revenues for the year ended December 31, 2003, compared to 2002, improvement in the performance of some products is still offset by the below-expectations performance of certain other products. The Company continues to encounter strong competition and continues to seek improved distribution strategies for certain products in some channels and markets. Furthermore, the Company has not seen or experienced a fundamental improvement in the purchasing and capital spending activity in many of the markets that the Company serves. Uncertainty about the direction of the U.S. and other global economies has resulted in prolonged purchasing decisions, and has suppressed purchasing and capital spending activity in many of the markets that the Company serves, in particular, industrial and government customers. In addition, the environmental instruments market in which the Company competes has been flat or declining over the past several years. The Company has identified a number of strategies it believes will allow it to grow its business despite this decline, including the acquisition of complementary businesses or product lines, developing new products, developing new applications for its technologies, and strengthening its presence in selected geographic markets. No assurance can be given that the

Company will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in growth of the Company’s business.

2002 Compared to 2001

Total net revenues for the year ended December 31, 2002 decreased 8% to $23,683,000, compared to $25,869,000 in 2001, due to lower sales of MINICAMS, TOC analyzers, ion analyzers, sample preparation products, beverage analyzers and refrigerant monitors, offset by higher revenues from GC components and systems, service and rentals.

Revenues from gas chromatography (GC) components and systems increased in 2002 due to an increase in GC sample introduction products and GC systems, which more than offset a decrease in GC detectors. Also contributing to the increase in revenues was a customer deciding to purchase products that were under an operating lease.

Revenues from shipments of MINICAMS decreased in 2002, compared to 2001, as shipments were higher in 2001 under a contract with Bechtel National, Inc. (Bechtel). Under the Parson’s purchase order, revenues from shipments were approximately $2,300,000 in 2002. Parsons granted a series of purchase orders totaling approximately $3,200,000 for MINICAMS, and subsequently approximately $700,000 of the remaining order was cancelled due to changes in the scope of the equipment needed. Revenues from MINICAMS increased in 2001 due to deliveries under a contract with Bechtel. During 2000, the Company announced it received a purchase order amounting to approximately $4,100,000 (later revised to $4,600,000) from Bechtel. The Company recognized revenues from deliveries under this contract in 2000 of approximately $1,200,000 and completed deliveries under this contract in 2001 recognizing revenues of approximately $3,400,000 in 2001.

Revenues from total organic carbon (TOC) analyzers decreased in 2002, compared to 2001, due to lower sales domestically, which more than offset an increase in international sales.

Revenues from ion analyzers decreased in 2002, compared to 2001, due to competition internationally and the emergence of a competitive technology domestically. The competitive technology referred to as discrete analyzers does not perform all analyses as does ion analyzers, and it is too early to know to what extent it will impact the demand for ion analyzers.

Revenues from Gel Permeation Chromatography (GPC) products decreased in 2002, compared to 2001, due to the narrowing of the products offered to increase focus on new higher-margin products.

Revenues from microwave digestion products decreased in 2002, compared to 2001, due to a decline in sales to both domestic and international markets.

Revenues from beverage analyzers decreased in 2002, compared to 2001, due to delays in the completion of a new product design.

Revenues from refrigerant air monitor products decreased in 2002, compared to 2001, due to lower market demand.

Net revenues from providing customer services, including rentals of the Company’s products, decreased in 2002, compared to 2001. The decrease is primarily attributable to improvements in the management of the Company’s service resources and efforts to increase the Company’s service coverage area. Revenues derived from rentals decreased due to a customer choosing to make early payment on operating leases and to negotiate the purchase of the equipment, effectively negotiating the purchase of a significant portion of the Company’s rental inventory. The Company still maintains a rental inventory and offers it for rent to customers who need substitute equipment while their equipment is being serviced or who wish to temporarily use the Company’s equipment.

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

Neither inflation nor changing prices have had a material impact on the Company’s net revenues over the past three fiscal years.

Gross Profit Gross profit, as a percentage of net revenues, increased to 47.9% in 2003, compared to 45.0% in 2002. Gross profit in dollars increased 13%, or $1,404,000, to $12,075,000 in 2003, compared to $10,671,000 in 2002. The increase in gross profit dollars and gross profit margin for 2003, compared to 2002, was primarily due to increases in revenues combined with an improvement in sales mix for the period, and a decrease in manufacturing and warranty costs. Gross profit, as a percentage of net revenues, decreased to 45.0% in 2002, compared to 47.4% in 2001. Lower gross profit in 2002, compared to 2001, was due to a change in product mix to lower sales of higher margin products and partially due to the lower write-off of obsolete inventory from the discontinuation of certain products. Gross profit, as an absolute dollar amount, decreased 13% in 2002, compared to 2001, due to lower revenues and product mix.

Selling, General and Administrative (SG&A) Expenses SG&A expenses were $7,379,000 in 2003, or 29.3% of revenues, compared to $7,525,000 in 2002, or 31.8% of revenues, and $7,475,000 in 2001, or 28.9% of revenues. SG&A expenses decreased in 2003 compared to 2002 primarily due to improvements in efficiency in selling and product support, partially offset by increases in administrative expenses. The Company continues to incur increased administrative expense for professional goods and services to assess and react to the changes in securities laws, including the Sarbanes-Oxley Act and the corporate governance rules of the NASDAQ. SG&A expenses increased in 2002, compared to 2001, primarily due to increased print advertising and other marketing activity, increased rent expense from its leased facilities in Birmingham, Alabama, and increases in expenses incurred for professional services. The increase was partially offset as the Company decreased its contribution to the employee 401(k) plan during 2002, compared to 2001.

Research and Development (R&D) Expenses R&D expenditures increased 20% to $2,698,000, or 10.7% of revenues in 2003, compared to $2,246,000, or 9.5% of revenues in 2002. The increase in R&D expenses is due to a plan to increase focus and spending on product development. The Company’s plan to increase product development activities most likely will result in an increase in R&D expenses in dollar terms and as a percentage of revenues during the next 24 months. Increases in R&D efforts may include outsourcing and funding certain developments outside the Company, such as the arrangement with III. The Company expects that such expenses will fluctuate quarterly based on the specific activity during the quarter but cannot be certain that such fluctuating expenditures, together with fluctuating revenues, will not result in a quarterly or annual operating loss.

Impairment of Intangible Assets There were no charges for impairments of intangible assets in 2003 compared to $346,000 in 2002, and none in 2001. During the quarter ended September 30, 2002, the Company completed an evaluation of the future prospects of certain products and determined to discontinue manufacturing, sales, service, and support for certain sample preparation, gas chromatography, and ion analyzer products. The Company came to these decisions because purchase components were no longer available for support of those products, and sales volume for those products no longer represented a viable business opportunity for the Company. As a result of these decisions, the Company determined that certain intangible assets amounting to approximately $346,000 were impaired. The impaired intangible assets were from prior acquisitions and consisted primarily of acquired trade names and patents that were no longer used. In 2003, the Company evaluated its remaining intangible assets, consisting only of patents, and determined that no impairment charge was necessary, as all of its patents were used in products that were currently generating revenues.

Interest and Other Income Interest and other income increased 22% in 2003 from 2002 and decreased 7% in 2002 from 2001. The increase in other income in 2003 was primarily due to an increase in dividends on preferred stock investments due to a higher average invested balance, partially offset by the Company’s share of losses from its investment in III. The decrease in interest and other income from 2002 to 2001 was primarily due to a decrease in interest earned on cash invested on funds invested in overnight investments and money market funds due to a decrease in interest rates throughout 2002.

Income Before Income Taxes Income before income taxes increased 174%, or $1,514,000, to $2,385,000 in 2003 from $871,000 in 2002 primarily due to an increase in revenues from sales of products, an improvement in sales mix, a decrease in manufacturing and warranty costs and decreases in impairment charges and other operating costs, partially offset by an increase in R&D expenses. Income before income taxes decreased 71% in 2002 from 2001 due to lower sales, the write-off of obsolete inventory and impaired intangible assets, unfavorable product mix, and increased spending for development of potential new products.

Provision for Income Taxes The Company’s effective income tax rate was 31.5% in 2003, 24.4% in 2002, and 32.3% in 2001. The effective income tax rate increased from 2002 to 2003 due to an increase in taxable income from operations. The effective income tax rate decreased from 2001 to 2002 due to an increase in the dividends received deduction on investments in preferred stocks.

Net Income The increase in net income for the year ended December 31, 2003 was primarily due to an increase in revenues from sales of products, a decrease in impairment charges, a decrease in manufacturing and warranty costs, and an increase in dividends from preferred stock investments, partially offset by an increase in R&D expenses. Lower net income in 2002, compared to 2001, was due to lower sales volume, higher research and development cost, intangible asset impairments, and other charges on certain discontinued products.

Basic and Diluted Earnings per Share Basic earnings per share was $0.59 for 2003, $0.24 for 2002 and $0.75 for 2001, computed based on 2,756,430 shares outstanding for 2003, 2,755,634 shares outstanding for 2002, and 2,659,844 shares outstanding for 2001. Diluted earnings per share were $0.58 for 2003, $0.24 for 2002 and $0.74 for 2001, computed based on 2,797,421 shares outstanding for 2003, 2,778,478 shares outstanding for 2002 and 2,701,784 shares outstanding for 2001.

Liquidity and Capital Resources The Company considers a number of liquidity measures that aid in measuring the Company’s ability to meet its financial obligations. Such ratios, working capital, and changes in cash and cash equivalents as of the end of the Company’s last three years are as follows:

($ in thousands)	2003	2002	2001
Liquidity Measures
Ratio of current assets to current liabilities	3.9	3.8	4.2
Total liabilities to equity	25%	27%	22%
Days sales in accounts receivable	59	63	53
Average annual inventory turnover	3.1	3.0	2.6
Working capital	$13,105	$12,355	$11,478
Changes in Cash and Cash Equivalents
Net cash provided by (used in)
Operating activities	$2,684	$2,979	$2,435
Investing activities	(3,673)	(2,234)	(655)
Financing activities	(58)	29	(84)
Net (decrease)/increase in:
Cash and cash equivalents	$(1,046)	$775	$1,696
Cash and cash equivalents:
Beginning of year	3,915	3,140	1,444
End of year	2,869	3,915	3,140

Working capital increased 6%, or $750,000, to $13,105,000 in 2003, compared to $12,355,000 in 2002, and $11,478,000 in 2001. The current ratio increased to 3.9 in 2003 from 3.8 in 2002, due to increases in investments and receivables. The current ratio decreased to 3.8 in 2002, from 4.2 in 2001, primarily due to a decrease in net income.

Days in accounts receivable decreased to 59 days in 2003, compared to 63 days in 2002, compared to 53 days in 2001. Average annual inventory turnover was 3.1 times in 2003, 3.0 times in 2002, and 2.6 times in 2001.

During 2003, the Company generated $2,684,000 in cash from operating activities, which represents the Company’s principal source of cash, a decrease of $295,000, compared to $2,979,000 in 2002. The decrease in operating cash flows in 2003 was primarily due to a decrease in the change in net working capital. During 2002, the Company generated $2,979,000, or a 22% increase over 2001, in cash flows from operating activities. The increase in operating cash flows in 2002 was primarily due to an increase in accrued liabilities.

Cash flow (used in) investing activities in 2003 of $(3,673,000), an increase of $1,439,000 compared to $(2,234,000) in 2002, was primarily due to the investment in III and the purchase of other investments. The Company has a policy of investing surplus cash in low-risk, short-term investments of varying maturities or investment grade preferred stock to maximize return while maintaining investment risk at a minimum. The Company invested a portion of its available cash in those investments during 2003 and 2002 to maintain its liquidity.

In December 2003, the Company invested $1,000,000 in a Series A Preferred share offering by III. The investment was part of an arrangement to develop and gain access to technology for use in potential new products and not as an income-earning asset, such as the Company’s other investment grade preferred stocks. III is a development stage company whose shares are not traded on a national exchange, and the preferred share offering in which the Company participated was part of III’s second stage financing. III’s current operations primarily consist of research and development activities (in the field of mass spectrometry), and as such do not generate income from operations. Accordingly, the Company expects its investment in III preferred shares to lose some of its value in the short run as III incurs operating losses until it begins generating income from operations. In addition to the investment in III preferred shares, the Company will provide up to an additional $1,350,000 for the completion by III of certain product developments according to agreed upon milestones over the next 9 months. The Company is entitled to recover such funding through product purchase or license fee credits from III in the future once III begins production of a product. (The investment in III preferred stock is not recoverable through product purchase or license fee credits, and the Company considers to be a permanent investment in III). Although it might be riskier than internal development, the Company believes that the investment in III is consistent with its strategy to significantly increase investment in new product development. The Company believes that it has the financial resources to maintain its investment in III and expects to fund its commitment to III achieving product development milestones from cash provided by operations or other liquid investments that it owns.

Cash flow (used in) investing activities in 2002 of $(2,234,000), a 241% increase over 2001, was primarily due to the purchase of investments for the Company’s excess cash. Cash flow provided by (used in) investing activities was $(655,000) in 2001, primarily due to the purchase of investments during 2001 and the purchase of property, plant, and equipment.

Cash flows (used in) financing activities were $(58,000) in 2003, compared to cash provided of $29,000 in 2002. Cash was used in financing activities primarily to repurchase Company stock. Cash flows from financing activities increased 135% in 2002, compared to 2001, primarily due to a decrease in activity in the Company’s stock repurchases.

Aggregate Contractual Obligations

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 years	3-5 years	5 years
Operating Leases[1]	$552,928	$193,093	$359,835	-0-	-0-
Purchase Obligations[2]	$1,686,590	$1,637,991	$48,599	-0-	-0-

Total	$2,239,518	$1,831,084	$408,434	-0-	-0-

1	Future minimum rental payments under an operating lease for some leased facilities expiring December 2006.
2	Open purchase orders primarily for raw materials, component parts, and other supplies that the Company uses to manufacture its products.

Since 1988, the Company has funded its working capital and capital expenditure needs from operations, and expects to continue funding its 2004 working capital requirements from operations. Any further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our results of operations and, therefore, harm the primary source of our cash flows. The Company invests excess funds generated from operations in money market funds and investment grade securities rated by Moody’s or Standard & Poor’s. Excess funds generated from operations may be used to acquire other businesses or new products, invest in product R&D activities, or to develop markets for the Company’s products. The Company may engage in discussions with third parties to acquire new products or businesses or to form strategic alliances and joint ventures. These types of transactions may require additional funds from sources other than the Company’s current operations to complete them. The Company believes that such funds would come from traditional institutional debt financing or other third party financing.

In the second quarter of 2003, the Company announced a plan to undertake a more extensive research, development, and engineering effort with the intent of developing products with innovative technologies, which we believe will stimulate demand in a market demonstrating slow or no growth. The major goals in our efforts are to position the Company to serve new markets, including homeland defense, increase our position in the beverage market, and broaden our product offering in the process analytical instruments market. The Company’s plan to increase research and development will increase R&D expenses in dollar terms and as a percentage of revenues during the next 24 months. Such expenses will include hiring additional personnel, purchase of supplies and component products for experimental use, outsourcing certain work, and using consulting services. We expect that such expenses will fluctuate quarterly based on the specific activity during the quarter. Increases in R&D efforts may also result in investments in the external development of other third parties in which whose funding the Company may participate. Such fluctuating expenditures, together with fluctuating revenues, may result in a quarterly or annual operating loss. We believe we have sufficient cash on hand and funds from operations to maintain our commitment to this plan.

Since 1995, the Company has repurchased an aggregate of 1,755,978 shares at an average purchase price of $4.13 per share, pursuant to the Company’s stock repurchase program. Repurchases in the amount of 28,600 shares were made during 2003, and the Company may purchase up to an additional 19,022 shares under the current stock repurchase program. Management may seek approval from the Company’s Board of Directors to expand this program in the future if it believes repurchases continue to be in the best interests of the Company. Expansion of this program would also be funded from cash from operations. The Company does not expect to declare a dividend in the foreseeable future.

Segment Information The Company manages its businesses primarily on a product and services basis. The Company reports its operations as a single segment. See Note 14 of the Company’s financial statements for additional segment data.

Other than the items discussed above, management is not aware of other commitments or contingent liabilities, which would have a materially adverse effect on the Company’s financial condition, results of operations, or cash flows.

Risk Factors and Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K includes certain statements that are deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events, or developments that the Company expects, believes, or anticipates will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks, and uncertainties, many of which are beyond the control of the Company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause its actual results in 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

The Actions Taken in Response to the Recent Slowdown in Demand for Some of the Company’s Products and Services Could Have Long-term Adverse Effects on the Company’s Business. Certain of the Company’s analytical instruments have been experiencing lower revenues due to cancelled customer orders or increased competition. To scale back the Company’s operations and decrease its expenses in response to this decrease in demand for certain products and services and decrease in its revenue, it has reduced its workforce, cut back on the use of temporary workers, and reduced discretionary spending.

There are several risks inherent in the Company’s efforts to transition to a new cost structure. These include the risk that the Company will not be able to reduce expenditures quickly enough to restore profitability and may have to undertake further restructuring initiatives. In addition, there is the risk that cost-cutting initiatives will impair the Company’s ability to effectively develop and market products and remain competitive in the industries in which it competes. Each of the above measures could have long-term effects on the Company’s business by reducing its pool of technical talent, decreasing or slowing improvements in its products, making more difficult for it to respond to customers, limiting its ability to increase production quickly if and when the demand for its products increases and limiting its ability to hire and retain key personnel. These circumstances could cause the Company’s earnings to be lower than they otherwise might be.

The Company’s Investment in Intelligent Ion, Inc. (III) May Lose Some or All of Its Value if III Does Not Generate Income from Operations or if III’s Research & Development is Not Successful. The Company entered into a strategic alliance with Intelligent Ion, Inc. (“III”) to better position the Company with technology it needs to provide leading edge products for use in homeland defense and security and other markets. The alliance includes an investment of $1,000,000 in a Series A Preferred share offering by III and in addition to the investment in III preferred shares, the Company will provide up to an additional $1,350,000 for the completion by III of certain product developments according to agreed upon milestones over the next 9 months. III is a development stage company whose shares are not traded on a national exchange, and the preferred share offering in which the Company participated was part of III’s second stage financing. III’s current operations primarily consist of research and development activities (in the field of mass spectrometry), and as such do not generate income from operations. Accordingly, the Company expects its investment in III preferred shares to lose some of its value in the short run as III incurs operating losses until it begins generating income from operations. III’s research and development involves experimental technology in the field of mass spectrometry and there is a risk that III’s efforts might not result in a commercially viable product. The Company recognizes this investment might represent higher risk than an internal development, but we believe the risk is appropriate, considering it provides access to intellectual property and development skills that we do not possess.

The Company’s Increased R&D Efforts May Not Result in Products that are Successful in the Marketplace. During 2003, the Company announced its plan to increase spending on R&D for potential new products. The Company feels that to maintain its market share for existing products and to gain market share in new markets such as homeland defense and security that it must increase its R&D spending. The Company expects its R&D expense to be higher than its historical average. Such R&D spending may involve new technology or updates of existing technology. There is no assurance such R&D efforts to develop new technology will be successful, or that if R&D efforts do yield new products, that once introduced such products will be successful in the marketplace.

The Company’s Operating Results and Financial Condition Could Be Harmed If the Industries, Into Which It Sells Its Products, Continue to Demand Fewer Products Similar to Products Sold by the Company. The current economic downturn has resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, industrial and government customers are currently in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the erosion of average selling prices.

We are uncertain how long the current downturn will last. The terrorist attacks on September 11, 2001 may have exacerbated this downturn or caused it to linger. Any further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our consolidated financial position, results of operations, cash flows, and stock price.

In addition, the environmental instrument markets in which the Company competes have been flat or declining over the past several years. The Company has identified a number of strategies it believes will allow it to grow its business despite this decline, including acquiring complementary businesses, developing new applications for its technologies, and strengthening its presence in selected geographic markets. No assurance can be given that the Company will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in growth of the Company’s business.

The Company’s success is highly dependent upon implementation of its acquisition strategy. Certain businesses acquired by the Company within the past five years have produced net operating losses or low levels of profitability. Businesses the Company may seek to acquire in the future may also be marginally profitable or unprofitable. In order for any acquired business to achieve the level of profitability desired by the Company, the Company must successfully change the acquired companies’ operations and improve their market penetration. No assurance can be given that the Company will be successful in this regard. In addition, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to complete pending or future acquisitions. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financing. Debt financing, if available, may be on terms that are unfavorable to the Company and equity financing may result in significant dilution to the Company’s shareholders.

The Company’s Acquisitions May Result in Financial Results that are Different than Expected. In the normal course of business, the Company engages in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures, and divestitures. As a result of such transactions, the Company’s financial results may differ from the investment community’s expectations in a given quarter. In addition, acquisitions and strategic alliances may require the Company to integrate a different company culture, management team, and business infrastructure. The Company may have difficulty developing, manufacturing, and marketing the products of a newly acquired company in a way that enhances the performance of its combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company’s successful integration of the entity depends on a variety of factors including the retention of key employees; the management of facilities and employees in separate geographic areas; the retention of key customers; and the integration or coordination of different research and development, product manufacturing and sales programs, and facilities. All of these efforts require varying levels of management resources that may divert the Company’s attention from other business operations. If the Company does not realize the expected benefits or synergies of such transactions, its consolidated financial position, results of operations, and stock price could be negatively impacted.

Technological Change Could Cause the Company’s Products to Become Non-competitive or Obsolete. The market for the Company’s products and services is characterized by rapid and significant technological change and evolving industry standards. New product introductions responsive to these factors require significant planning, design, development, and testing at the technological, product, and manufacturing process levels, and may render existing products and technologies noncompetitive or obsolete. There can be no assurance that the Company’s products will not become noncompetitive or obsolete. In addition, industry acceptance of new technologies developed by the Company may be slow to develop due to, among other things, existing regulations that apply specifically to older technologies and the general unfamiliarity of users with new technologies.

Consolidation in the Environmental Instrument Market and Changes in Environmental Regulations Could Adversely Affect the Company’s Business. One of the important markets for the Company’s products is environmental analysis. During the past five years, there has been a contraction in the market for analytical instruments used for environmental analysis. This contraction has caused consolidation in the companies serving this market. Such consolidation may have an adverse impact on certain businesses of the Company. In addition, most air, water, and soil analyses are conducted to comply with federal, state, local, and foreign environmental regulations. These regulations are frequently specific as to the type of technology required for a particular analysis and the level of detection required for that analysis. The Company develops, configures, and markets its products to meet customer needs created by existing and anticipated environmental regulations. These regulations may be amended or eliminated in response to new scientific evidence or political or economic considerations. Any significant change in environmental regulations could result in a reduction in demand for the Company’s products.

Reduced Capital Spending of the Company’s Customers Could Harm Its Business. The Company’s customers include various government agencies and public and private research institutions, which accounted for 20% of the Company’s sales in 2003, as well as pharmaceutical and chemical companies and laboratories. The capital spending of these entities can have a significant effect on the demand for the Company’s products. Such spending is based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, public policy, political trends, and the effects of different economic cycles. Any decrease in capital spending by any of the customer groups, which account for a significant portion of the Company’s sales, could have a material adverse effect on the Company’s business and results of operations.

The Company’s Results of Operations are Dependent on Its Relationship with Agilent Technologies, Inc. (Agilent). On September 15, 2000, Agilent notified the Company that the Value Added Reseller (VAR) Agreement between the Company and Agilent would not be renewed upon its expiration on November 30, 2000. Company sales under the VAR agreement, which include both Agilent and Company components, are estimated to have been approximately 20% and 19% of total Company revenues for the years 1999 and 2000, respectively. Agilent cited the increasing competitive nature of the Company’s products with their products as the reason for not renewing the VAR agreement. The VAR agreement provided for sales and marketing cooperation, whereas the original equipment manufacturers (OEM) agreement does not provide for marketing cooperation, and therefore, the Company and Agilent will compete for the same business. On December 1, 2000, the Company entered into an OEM agreement with Agilent, subsequently renewed in December 2001, 2002 and 2003. No assurances can be made that Agilent will renew the OEM agreement, nor that the Company will sustain sales levels in the future under the Agilent OEM agreement. As the Company continues to evaluate its alternatives, it may be determined that continuing the OEM agreement is not its best strategy. The Company anticipates that sales under its OEM agreement with Agilent will not be consistent with the Company’s sales in prior years under its previous VAR agreement. The OEM agreement is renewable on an annual basis, and there is no assurance that it will be renewed in future years. Failure to renew the agreement would place at risk a substantial part of the Company’s sales of GC systems and would have a material adverse effect on its financial condition and results of operations.

Compliance with Governmental Regulations Could Subject the Company to Significant Expense. The Company has agreements relating to the sale of products to government entities and is subject to various statutes and regulations that apply to companies doing business with the government. The Company is also subject to investigation for compliance with the terms of government contracts and non-compliance although inadvertently may result in legal proceedings or liability, which may be significant. Several of the Company’s product lines are subject to significant international, federal, state, local, health, safety, packaging, product content, and labor regulations. In addition, many of the Company’s products are regulated or sold into regulated industries, requiring compliance with additional regulations in marketing these products. Significant expenses may be incurred to comply with these regulations or remedy past violations of these regulations. Any failure to comply with applicable government regulations could also result in cessation of portions or all of the Company’s operations, impositions of fines, and restrictions on the ability to carry on or expand operations.

Environmental Contamination Caused by Ongoing Operations Could Subject the Company to Substantial Liabilities in the Future. Some of the Company’s manufacturing processes involve the use of substances regulated under various international, federal, state, and local laws governing the environment. The Company could be subject to liabilities for environmental contamination, and these liabilities may be substantial. Although the Company’s policy is to apply strict standards for environmental protection at its sites inside and outside the United States, even if not subject to regulations imposed by foreign governments, the Company may not be aware of all conditions that could subject it to liability.

Compliance with Governmental Regulations May Cause the Company to Incur Significant Expenses, and Failure to Maintain Compliance with Certain Governmental Regulations May Have a Negative Impact on the Company’s Business and Results of Operations. The Company’s business is subject to various significant international, federal, state, and local, health and safety, packaging, product content, and labor regulations. These regulations are complex, change frequently and have tended to become more stringent over time. For example, the Company’s chemical analysis products are used in the drug design and production processes to test compliance with the Toxic Substances Control Act, the Food, Drug, and Cosmetic Act, and similar regulations. Therefore, the Company must continually adapt its chemical analysis products to changing regulations. The Company may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by the Company to comply with applicable government regulations could also result in cessation of its operations or portions of its operations, product recalls or impositions of fines and restrictions on its ability to carry on or expand its operations. In addition, because many of the Company’s products are regulated or sold into regulated industries, it must comply with additional regulations in marketing its products.

The Company’s products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation of other agencies such as the U. S. Federal Communications Commission. The Company also must comply with work safety rules. If the Company fails to adequately address any of these regulations, its business will be harmed.

Economic, Political, and Other Risks Associated with International Sales Could Adversely Affect the Company’s Results of Operations. Sales outside the U. S. accounted for approximately 27% of the Company’s revenues in 2003. The Company expects that international sales will continue to account for a significant portion of the Company’s revenues in the future. Sales to the Company’s international customers are subject to a number of risks including interruption to transportation flows for delivery of finished goods to its customers; changes in foreign currency exchange rates; changes in political or economic conditions in a specific country or region; trade protection measures and import or export licensing requirements; negative consequences from changes in tax laws; differing protection of intellectual property; and unexpected changes in regulatory requirements. There can be no assurance that any of these factors will not have a material adverse effect on the Company’s business and results of operations.

The Company Faces Competition from Third Parties in the Sale of Its Products. The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that the principal competitive factors affecting the market for its products include product performance, price, reliability, and customer service. The Company’s competitors include large multinational corporations and operating units of such corporations. Most of the Company’s competitors have substantially greater financial, marketing, and other resources than those of the Company. Therefore, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company’s current products, products under development or ability to discover new technologies will be sufficient to enable it to compete effectively with its competitors.

The Company Could Incur Substantial Costs in Protecting and Defending Its Intellectual Property, and Loss of Patent Rights Could Have a Material Adverse Effect on the Company’s Business. The Company holds patents relating to various aspects of its products and believes that proprietary technical know-how is critical to many of its products. Proprietary rights relating to the Company’s products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will issue from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company’s technology. In the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company’s products or gain access to its trade secrets and technical know-how. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company will not initiate litigation to challenge the validity of the Company’s patents, or that they will not use their resources to design comparable products that do not infringe upon the Company’s patents. There may also be pending or issued patents held by parties not affiliated with the Company that relate to the Company’s products or technologies. The Company may need to acquire licenses to, or contest the validity of, any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company’s business and results of operations could be materially and adversely affected. In addition, the Company relies on trade secrets and proprietary technical know-how that it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known or be independently developed by competitors.

The Company’s Fluctuating Quarterly Operating Results May Negatively Impact Stock Price. The Company cannot reliably predict future revenue and profitability, and unexpected changes may cause adjustments to the Company’s operations. Since a high proportion of the Company’s costs are fixed, due in part to significant cost to maintain customer support, research and development and manufacturing costs, relatively small declines in revenues could disproportionately affect the Company’s quarterly operating results, and in turn, cause declines in the Company’s stock price. Other factors that could affect quarterly operating results include lower demand for and market acceptance of products due to adverse changes in economic activity or conditions in the Company’s major markets; lower selling prices due to competitive pressures; unanticipated delays, problems, or increased costs in the introduction of new products or manufacture of existing products; changes in the relative portion of revenue represented by the Company’s various products and customers; and competitors’ announcements of new products, services or technological innovations. Any one of these factors, individually or any combination, could cause the stock price of the Company to fluctuate greatly.

Although Inflation has not had a Material Impact on the Company’s Operations, There is no Assurance that Inflation will not Adversely Affect Its Operations in the Future. The Company believes that competition based on price is a significant factor affecting its customers’ buying decisions. There is no assurance that the Company can pass along cost increases in the form of price increases or sustain profit margins that have been achieved in prior years. The prices of some components purchased by the Company have increased in the past several years due in part to decreased volume. Certain other material and labor costs have also increased, but the Company believes that these increases are approximately consistent with overall inflation rates. Competing companies are larger, better trained, and they cover larger areas geographically.

Failure of Suppliers to Deliver Sufficient Quantities of Parts in a Timely Manner Could Cause the Company to Lose Sales and, in Turn, Adversely Affect the Company’s Results of Operations. The Company may be materially and adversely impacted if sufficient parts are not received in time to meet manufacturing requirements. Factors that may result in manufacturing delays include certain parts may be available only from a single supplier or a limited number of suppliers; key components may become unavailable and may be difficult to replace without significant reengineering of the Company’s products; suppliers may extend lead times, limit supplies, or increase prices due to capacity constraints or other factors. Should the Company reduce purchase orders to its suppliers and its sales increase rapidly, its suppliers may not react quickly enough or may refuse to expedite shipments of parts to use because of the Company’s previous reduction in requirements. If sufficient parts are not received in time to meet manufacturing requirements, then the Company will not be able to meet its obligations to deliver goods to its customers and may cause the Company to lose sales.

The Company’s Inability to Adjust Its Orders for Parts or Adapt Its Manufacturing Capacity in Response to Changing Market Conditions Could Adversely Affect the Company’s Earnings. The Company’s earnings could be harmed if it is unable to adjust its orders for parts to respond to market fluctuations. In order to secure components for the production of products, the Company may enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact its ability to adjust its inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts as demand for certain of the Company’s products has decreased. If the demand for the Company’s products continues to decrease, it may experience an excess of parts and be forced to incur additional charges. Certain parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to substitute without significant reengineering of the Company’s products. Suppliers may also extend lead times, limit supplies, or increase prices due to capacity constraints or other factors.

Additionally, because the Company cannot immediately adapt its production capacity and related cost structures to rapidly changing market conditions, when demand does not meet the Company’s expectations, its manufacturing capacity will likely exceed its production requirements.

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

If We are Required to Account for Options Under Our Employee Stock Plans as a Compensation Expense, our Net Income and Earnings per Share Would be Significantly Reduced. There has been an increasing public debate about the proper accounting treatment for employee stock options. Currently we record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at or in excess of fair market value, we calculate compensation expense and disclose the impact on net (loss) earnings and net (loss) earnings per share in a footnote to the consolidated financial statements. It is possible that future laws and regulations will require us to record the fair market value of all stock options as compensation expense in our consolidated statement of operations. Note 1, “Organization and Summary of Significant Accounting Policies,” of the consolidated financial statements included in this report reflects the impact that such a change in accounting treatment would have had on our net income and earnings per share if it had been in effect during the past three years.

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

The fair value of the Company’s investments in debt and equity securities at December 31, 2003, 2002, and 2001 was $6,135,565, $3,733,184, and $1,926,769, respectively. See Note 1 of the Company’s financial statements for further information regarding these investment instruments. The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company’s investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold.

Item 8. Financial Statements and Supplementary Data

Management Responsibility for Financial Reporting Management is responsible for the integrity and objectivity of the data included in this report. Management believes it has provided financial information (both audited and unaudited) that is representative of the Company’s operations, reliable on a consistent basis throughout the periods presented, and relevant for a meaningful appraisal of the Company. The financial statements have been prepared in accordance with generally accepted accounting principles. Where necessary, they reflect estimates based on management’s judgment.

Established accounting procedures and related systems of internal control provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, and that qualified personnel implement policies and procedures. Management periodically reviews the Company’s accounting and control systems.

The Company’s Audit Committee, composed of at least four members of the Board of Directors who are not employees of the Company, meets regularly with representatives of management and the independent accountants to monitor the functioning of the accounting and control systems and to review the results of the audit performed by the independent accountants. The independent accountants and Company employees have full and free access to the Audit Committee without the presence of management.

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

Report of Independent Certified Public Accountants

To the Board of Directors of O.I. Corporation:

We have audited the accompanying consolidated balance sheets of O.I. Corporation (an Oklahoma corporation) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O.I. Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Houston, Texas
February 20, 2004

Report of Independent Accountants

The Board of Directors and Stockholders of O. I. Corporation

In our opinion, the consolidated statements of income, stockholder's equity and cash flows for the year ended December 31, 2001 present fairly, in all material respects, the results of operations and cash flows of O.I. Corporation and its subsidiary for the year ended December 31, 2001, in conformity with accounting principle's generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

February 15, 2002

O. I. CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$2,869,246	$3,915,240
Accounts receivable-trade, net of allowance for doubtful accounts of $217,361 and $201,336, respectively	4,359,555	3,774,430
Investment in sales-type leases	234,680	277,923
Investments	6,135,565	3,733,184
Inventories	3,074,649	4,138,123
Current deferred income tax assets	727,416	800,959
Other current assets	172,081	145,815

Total current assets	$17,573,192	$16,785,674
Investment in unconsolidated investee	975,814	—
Property, plant and equipment, net	3,434,333	3,414,739
Investment in sales-type leases, net of current	222,098	271,120
Long-term deferred income tax assets	295,818	310,140
Intangible assets, net	107,003	116,266
Other assets	99,132	84,477

Total assets	$22,707,390	$20,982,416

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,306,075	$1,312,568
Accrued liabilities	3,162,466	3,118,557

Total current liabilities	4,468,541	4,431,125

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized, 4,103,377 shares issued	410,338	410,338
Additional paid-in capital	4,338,100	4,330,876
Treasury stock, 1,354,752 and 1,345,212 shares, respectively, at cost	(5,930,742)	(5,865,823)
Retained earnings	19,254,036	17,619,313
Accumulated other comprehensive income, net	167,117	56,587

	18,238,849	16,551,291

Total liabilities and stockholders’ equity	$22,707,390	$20,982,416

The accompanying notes are an integral part of these financial statements.

O. I. CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2003	2002	2001
Net Revenues:
Products	$22,210,242	$20,329,919	$22,479,688
Services	2,995,807	3,353,075	3,389,082

Total net revenues	$25,206,049	$23,682,994	$25,868,770
Cost of revenues:
Products	11,353,119	10,863,221	10,856,462
Services	1,778,056	2,149,078	2,756,033

Total cost of revenues	13,131,175	13,012,299	13,612,495

Gross profit	12,074,874	10,670,695	12,256,275
Selling, general and administrative expenses	7,379,159	7,524,813	7,475,351
Research and development expenses	2,697,851	2,246,189	2,157,364
Impairment of intangible assets	—	346,000	—

Operating income	1,997,864	553,693	2,623,560
Other income:
Interest income, net	43,860	59,208	96,292
Other income	367,849	258,348	243,608
Loss from unconsolidated investee	(24,186)	—	—

Income before income taxes	2,385,387	871,249	2,963,460
Provision for income taxes	(750,664)	(213,186)	(957,671)

Net income	$1,634,723	$658,063	$2,005,789

Basic earnings per share	$0.59	$0.24	$0.75

Diluted earnings per share	$0.58	$0.24	$0.74

Weighted average number of shares outstanding:
Basic shares	2,756,430	2,755,634	2,659,844
Diluted shares	2,797,421	2,778,478	2,701,784

The accompanying notes are an integral part of these financial statements.

O. I. CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$1,634,723	$658,063	$2,005,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	461,340	487,317	581,142
Impairment of intangible assets	—	346,000	—
Loss on obsolete inventory	151,639	200,000	—
Deferred income taxes	87,865	(311,653)	47,183
Stock compensation expense	—	—	73,680
Gain on disposition of property	(12,820)	(26,941)	(29,896)
Loss from unconsolidated investee	24,186	—	—
Changes in assets and liabilities
Accounts receivable	(585,125)	480,303	(1,351,334)
Inventories	911,835	235,235	1,325,032
Other current assets and investments in sales-type leases	(26,598)	36,375	350,482
Accounts payable	(6,493)	(17,434)	(359,377)
Accrued liabilities	43,909	892,113	(207,494)

Net cash provided by operating activities	2,684,461	2,979,378	2,435,207

Cash flows from investing activities:
Purchase of property plant, and equipment	(483,904)	(480,148)	(271,371)
Proceeds from sale of assets	25,403	36,949	57,958
Purchase of investments	(3,055,750)	(2,683,843)	(975,820)
Maturity of investments	840,000	900,000	550,000
Investment in unconsolidated investee	(1,000,000)	—	—
Change in other assets	1,491	(6,609)	(16,109)

Net cash (used in) investing activities	(3,672,760)	(2,233,651)	(655,342)

Cash flows from financing activities:
Purchase of treasury stock	(143,105)	—	(176,938)
Proceeds from issuance of common stock	85,410	29,435	93,068

Net cash (used in) provided by financing activities	(57,695)	29,435	(83,870)

Net (decrease) increase in cash and cash equivalents	(1,045,994)	775,162	1,695,995
Beginning of year	3,915,240	3,140,078	1,444,083

End of year	$2,869,246	$3,915,240	$3,140,078

Supplemental disclosures of cash flow information:
Cash paid during year for:
Income taxes	790,466	110,000	1,262,691
Non-cash investing and financing activities:
Exercise of stock options	—	—	39,535

The accompanying notes are an integral part of these financial statements.

O. I. CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Com- prehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity
Balance, December 31, 2000	4,103,377	$410,338	$4,378,782	$(5,938,540)	$14,955,461	$(9,989)	$13,796,052
Purchase of 61,394 shares of treasury stock				(176,938)			(176,938)
Issuance of 19,634 shares from treasury for exercise of stock options			1,124	72,904			74,028
Issuance of 5,367 shares from treasury to Employee Stock Purchase Plan			(960)	20,000			19,040
Conversion of 55,237 outstanding mature shares for 133,060 new shares from treasury for exercise of stock options			(39,535)	39,535			—
Issuance of 24,000 shares from treasury stock to directors			(15,598)	89,278			73,680
Deferred tax benefit for disqualifying employee stock option dispositions			5,566				5,566
Comprehensive income (loss):
Unrealized gain on investments, net of deferred tax benefit of $12,597						51,678
Net income					2,005,789
Total comprehensive income (loss)							2,057,467

Balance, December 31, 2001	4,103,377	410,338	4,329,379	(5,893,761)	16,961,250	41,689	15,848,895
Issuance of 3,100 shares from treasury for exercise of stock options			(941)	13,073			12,132
Issuance of 3,562 shares from treasury to Employee Stock Purchase Plan			2,438	14,865			17,303
Comprehensive income (loss):
Unrealized gain on investments, net of deferred tax benefit of $7,675						14,898
Net income					658,063
Total comprehensive income (loss)							672,961

Balance, December 31, 2002	4,103,377	410,338	4,330,876	(5,865,823)	17,619,313	56,587	16,551,291
Purchase of 28,600 shares of treasury stock				(143,105)			(143,105)
Issuance of 16,300 shares from treasury for exercise of stock options			5,495	66,194			71,689
Issuance of 2,760 shares from treasury to Employee Stock Purchase Plan			1,729	11,992			13,721
Comprehensive income (loss):
Unrealized gain (loss) on investments, net of deferred tax benefit of $59,635						110,530
Net income					1,634,723
Total comprehensive income (loss)							1,745,253

Balance, December 31, 2003	4,103,377	$410,338	$4,338,100	$(5,930,742)	$19,254,036	$167,117	$18,238,849

The accompanying notes are an integral part of these financial statements.

O. I. CORPORATION
Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

O. I. Corporation, an Oklahoma corporation, was organized in 1963. O.I. Corporation designs, manufactures, markets, and services analytical, monitoring, and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds.

Summary of Significant Accounting Policies

Principles of Consolidation The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of O. I. Corporation and its wholly owned subsidiary, (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in the consolidated financial statements. The Company uses the equity method to account for its unconsolidated investee (see further discussion below).

Revenue Recognition The Company derives revenues from three sources—system sales, parts sales, and services. For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer and collection is reasonably assured. The Company’s sales are typically not subject to rights of return and, historically, sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services are accounted for as multiple-element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Deferred revenue from such system sales is presented as unearned revenues in accrued liabilities in the accompanying consolidated balance sheets. Revenues from services are recognized upon provision of service to the customer.

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

Revenues from bill and hold sales are recognized in accordance with the criteria specified in SAB 101. In addition to the criteria above, the customer must request that the transaction be on a bill and hold basis and have a substantial business purpose for ordering the goods on that basis, there must be a reasonable, fixed schedule for delivery consistent with the business purpose, the Company must no longer retain any performance obligations and the earnings process must be substantially complete, and the items sold are segregated from the rest of the Company’s inventory and must be ready for final shipment to the customer.

Shipping and Handling Costs Shipping and handling costs are included in products cost of revenues.

Cash and Cash Equivalents The Company considers all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments and for estimated sales returns. Customers may not make payments or return products due to a variety of reasons including deterioration of their financial condition or dissatisfaction with the Company’s products. Management makes regular assessments of doubtful accounts and uses the best information available including correspondence with customers and credit reports. If the Company determines that there is impairment in the ability to collect payments from customers, additional allowances may be required.

Investments The Company accounts for its investments using FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. The Company invests in debt securities and preferred stocks. The Company’s investments as of December 31, 2003 and 2002 consisted of preferred stock investments and medium-term commercial notes. These investments were classified as available-for-sale and are stated at fair value at December 31, 2003 and 2002. The unrealized gain (loss) on investments is reported net of tax as accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. Realized gains and losses on sales of investments are determined on a specific identification basis and included in the consolidated statements of income.

Investment in Sales-Type Leases The Company’s leasing operations consist of the leasing of analytical instruments. The majority of the Company’s leases are classified as sales-type leases. These leases typically expire over a four-year period. The Company recognizes as revenues the principal portion of sales-type leases upon initiation of the lease. Interest is deferred and recognized as revenues over the initial term of the lease. Security deposits are deferred until the lease expires and either recognized as revenues or returned to the customer, as appropriate.

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

Investment in Unconsolidated Investee On December 11, 2003, the Company entered into a strategic alliance with Intelligent Ion, Inc. (“III”). III, founded in January 2000, is based in Seattle, Washington and is an early-stage company, which has a portfolio of technology through licensing and in-house development, relating to miniaturized mass spectrometers. The alliance includes a commercial agreement and investment of $1,000,000 in a Series A Preferred share offering by III, which is equal to 13.8% ownership in III. Annual 7% dividends on III preferred stock are cumulative and are payable upon redemption or an event that triggers a liquidation preference. Upon conversion, the Company’s investment will represent, on a fully diluted basis, approximately 10% ownership in III common shares. Although the investment in III preferred shares represents only approximately 10% ownership, on a fully diluted basis, the Company has the right to appoint two of the five total directors to serve on III’s Board of Directors. The Company named its President and CEO, William W. Botts, and a member of the Company’s Board of Directors, Dr. Richard W. K. Chapman, to serve on III’s Board. The Company accounts for its investment in III preferred shares using the equity method of accounting. Under the Commercial Agreement, the Company will provide up to $1,350,000 for the completion by III of certain product developments according to agreed upon milestones and is entitled to certain intellectual property controlled by III. The Company is entitled to recover such funding through product purchase or license fee credits from III. The Commercial Agreement provides the framework for future cooperation between the parties including III manufacturing and selling products to the Company for incorporation into products developed and sold by the Company.

Property, Plant, and Equipment Property, plant, and equipment is recorded at cost and depreciated over the estimated useful lives of 3 to 40 years using the straight-line method. Repairs and maintenance are expensed as incurred.

Intangible Assets Intangible assets primarily include patents that are amortized on a straight-line basis over their estimated useful lives, seventeen years. U.S. GAAP requires that long-lived assets to be held and used, including intangible assets, be reviewed for impairment whenever changes in circumstances indicate that the carrying value may not be recoverable. The carrying value is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

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

Concentration of Credit Risk Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of investments and trade receivables. The Company places its available cash in money market funds, investment grade domestic corporate bonds, and highly-rated corporate preferred stocks. The Company’s investments are subject to fluctuations based on interest rates and trading conditions prevailing in the marketplace. The Company sells its products primarily to large corporations, environmental testing laboratories, and governmental agencies. The majority of its customers are located in the U. S. and all sales are denominated in U.S. dollars. The Company does not believe that there is significant likelihood of this risk from a single customer, since the Company does not have a significant credit concentration with any one single customer. The Company performs ongoing credit evaluations of its customers to minimize credit risk. As of December 31, 2003 and 2002, the Company had no significant concentrations of credit risk related to accounts receivable. However, agencies of the U.S. government constitute a significant percentage of the Company’s revenues (See Note 14). Any federal budget cuts or changes in regulations affecting the U.S. chemical warfare programs or the USEPA may have a negative impact on the Company’s future revenues.

Earnings Per Share The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding. The weighted average of shares used in the basic earnings per share calculation was 2,756,430 in 2003, 2,755,634 in 2002, and 2,659,844 in 2001. The weighted average number of shares used in the diluted earnings per share computation was 2,797,421 in 2003, 2,778,478 in 2002, and 2,701,784 in 2001. At December 31, 2003, 2002, and 2001, options to acquire 84,400, 133,700, and 128,900 shares at weighted average exercise prices of $6.24, $5.88, and $6.85, respectively, were not included in the computations of dilutive earnings per share as the options’ exercise prices were greater than the average annual market price of the common shares.

Comprehensive Income (Loss) Effective January 1, 1998, the Company adopted Statement No. 130 (FAS 130), Reporting Comprehensive Income. This Statement established standards for reporting and display of comprehensive income and its components. Net income and unrealized gains and losses on available-for-sale investments are the Company’s only components of comprehensive income (loss).

Stock Based Compensation At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 9. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended December 31
		(in thousands)
	2003	2002	2001
Net income, as reported	$1,635	$658	$2,006
Deduct: Total stock-based compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	49	88	73

Pro forma net income	$1,586	$570	$1,933

Earnings per share:
Basic—as reported	$0.59	$0.24	$0.75
Basic—pro forma	$0.58	$0.21	$0.73
Diluted—as reported	$0.58	$0.24	$0.74
Diluted—pro forma	$0.57	$0.21	$0.72

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002, and 2001, respectively: dividend yield of zero for each year; expected volatility of 37, 37, and 37 percent; risk-free interest rates of 3.91, 1.30, and 6.38 percent; and expected lives of seven years. The weighted average fair value at the date of grant for options granted during 2003, 2002, and 2001 was $2.25, $2.09, and $1.90, respectively.

Use of Estimates The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end, and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Recent Pronouncements In July 2002, the FASB issued FAS 146, Accounting for Exit or Disposal Activities. FAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in Restructuring). The Scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a significant impact on its financial condition or results of operations.

In 2003, the FASB, issued FAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FAS 123. The disclosure requirements of FAS 123, Accounting for Stock-Based Compensation, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. The amendments to the disclosure and transition provisions of FAS 123 are effective for fiscal years ending after December 15, 2002. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of FAS 148 in the accompanying notes to the consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. Adoption of EITF 00-21 did not have an effect on the Company’s financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, “Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The Company’s adoption of EITF 02-16 did not have an effect on its financial statements.

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only in the form of product warranties, and the adoption of FIN 45 did not have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are included in the accompanying financial statements.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of the provisions of FIN 46 did not have any impact upon the Company’s financial condition or results of operations.

Note 2. Net Investment in Sales-type Leases

The following lists the components of the net investment in sales-type leases as of December 31:

	2003	2002
Total minimum lease payments to be received	$456,778	$549,043
Less: Unearned income	(51,248)	(67,030)

Net investment in sales-type leases	$405,530	$482,013

At December 31, 2003, minimum lease payments for each of the five succeeding fiscal years are as follows: $234,680 in 2004, $128,796 in 2005, $79,653 in 2006, $13,198 in 2007, and $451 in 2008.

Note 3. Inventories

Inventories, which include material, labor, and overhead, on December 31, 2003 and 2002, consisted of the following:

	2003	2002
Raw materials	$2,261,343	$3,215,760
Work-in-process	206,611	220,666
Finished goods	606,695	701,697

	$3,074,649	$4,138,123

A loss for obsolete inventory was determined in 2002 and 2003 by taking the total of the inventory related to discontinued products and consistent with the Company’s policy relating to obsolete inventory, the total of other inventory with no movement in six months, which the Company determined is no longer saleable based on available market information. The loss for obsolete inventory totaled approximately $200,000 in 2002 and approximately $151,000 in 2003, and is included in cost of goods sold in the consolidated statements of income.

Note 4. Property, Plant, and Equipment

Property, plant, and equipment on December 31, 2003 and 2002, consisted of the following:

	Estimated Useful Lives	2003	2002
Land		$40,462	$40,462
Buildings	33 to 40 years	3,845,499	3,842,960
Leasehold improvements	5 years	80,004	49,065
Furniture and equipment	3 to 10 years	2,903,831	2,664,065

		6,869,796	6,596,552
Less accumulated depreciation		(3,435,463)	(3,181,813)

		$3,434,333	$3,414,739

Depreciation expenses totaled $451,727 and $449,108 for the years ended December 31, 2003 and 2002, respectively.

Note 5. Investments

Investments considered available for sale at December 31, 2003 and 2002, consisted of the following:

	2003	2002
Corporate preferred stock	$4,642,965	$3,233,184
Medium-term corporate notes (maturing June 2008)	992,600	—
Auction-rate preferred stock	500,000	500,000

	$6,135,565	$3,733,184

All investments are at market values based upon quoted market prices as of December 31.

Note 6. Intangible Assets

Intangible assets on December 31, 2003 and 2002, consisted of the following:

	2003		2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$138,539	$(64,052)	$138,189	$(57,942)
GAC patents	97,742	(65,226)	97,742	(61,723)

	$236,281	$(129,278)	$235,931	$(119,665)

Amortization expense charged to operations amounted to approximately $9,613, $38,209, and $132,327, for the years ended December 31, 2003, 2002, and 2001, respectively.

Estimated amortization expense:
For year ended 12/31/04	$9,614
For year ended 12/31/05	$9,566
For year ended 12/31/06	$9,470
For year ended 12/31/07	$8,888
For year ended 12/31/08	$8,185

Asset Impairments

Each year, the Company performs an annual evaluation of the future prospects of certain products and their related inventory and intangible assets. During 2002, as a result of this evaluation, the Company decided to discontinue manufacturing, sales, service, and support for certain sample preparation, gas chromatography, and ion analyzer products. The Company came to these decisions because purchase components are no longer available for support of certain products, and the Company’s current or anticipated sales volume for certain other products no longer represent a viable business opportunity for the Company.

As a result of the determination to discontinue these products, the Company recorded an impairment loss for intangible assets and a loss for obsolete inventory related to those products. The impaired intangible assets consisted of acquired trade names and trademarks that are no longer used to market the Company’s products, application notes for products that are no longer produced or sold, and patents on technology that are no longer used in the Company’s products. To determine if any impairment existed, the Company compared the carrying amount of each intangible asset, separately, to the undiscounted cash flow stream over the remaining life of each intangible asset. To value the indicated impairment, the Company compared the carrying amount of each intangible asset, separately, to the fair value of those intangible assets. The Company determined the fair value of each intangible asset by estimating the future cash flows from the use and disposition of those intangible assets. The aggregate fair value of those intangible assets was less than the aggregate carrying value and resulted in an impairment loss totaling approximately $346,000, which is included in SG&A expense in the consolidated statements of income.

The Company evaluated its remaining intangible assets in 2003 and determined that no impairment charge was necessary.

Note 7. Accrued Liabilities

Accrued liabilities on December 31, 2003 and 2002, consisted of the following:

	2003	2002
Accrued compensation and other related expenses	$911,864	$769,672
Accrued warranties	707,225	734,637
Unearned revenues	420,617	394,303
Unearned revenues - service contracts	397,230	348,231
Unearned revenues/deposits - sales-type leases	129,514	215,967
Other liabilities and accrued expenses	596,016	655,747

	$3,162,466	$3,118,557

Note 8. Product Warranty Liabilities

The changes in the Company’s product warranty liability on December 31, 2003 and 2002 are as follows:

	2003	2002
Liabilities, beginning of year	$734,637	$684,446
Expense for new warranties issued	55,274	54,678
Warranty claims	(82,686)	(4,487)

Liabilities, end of year	$707,225	$734,637

Note 9. Stock Option and Stock Purchase Plan

In 1987, the Company established a stock option and stock appreciation rights plan (1987 Plan) qualified under Section 422 of the Internal Revenue Code of 1986. The 1987 Plan expired in accordance with its terms on December 31, 1997. Options granted to purchase 33,166 shares remain outstanding under the 1987 Plan at December 31, 2003.

During 1992, the Company’s Board of Directors, and during 1993, the Company’s stockholders, approved the O. I. Corporation 1993 Incentive Compensation Plan (1993 Plan). The 1993 Plan provides for the granting of options to purchase up to 500,000 shares of the Company’s common stock with the options having an exercise price of not less than the par value of such stock. Employees and non-employee directors of the Company are eligible for such grants. The options generally expire ten years from the date of grant and generally vest over three or four years. The 1993 Plan was amended effective January 1, 2001 to also provide for the one-time award of 6,000 shares to directors upon their initial election to the Board. During 2001, 24,000 shares were awarded under this provision resulting in $73,680 in compensation expense. During 2002, the Company granted 135,000 share options under the 1993 Plan, with a weighted average exercise price based on the stock price of $5.20 at the date of grant. The 1993 Plan expired in accordance with its terms in December 2002. At such time, 409,134 of the 500,000 shares reserved for issuance had been granted and 90,866 shares expired ungranted.

Both the 1987 Plan and the 1993 Plan allow for the exercise of options with mature shares. During 2001, 55,237 outstanding mature shares were used to exercise stock options for 133,060 shares of the Company’s stock. Options outstanding under the 1987 Plan and the 1993 Plan have exercise prices equal to the market value on the date of grant.

The 2003 Incentive Compensation Plan (the “Incentive Plan”) was adopted by the Board of Directors on February 25, 2002, and approved by the Company’s shareholders at the annual meeting of shareholders on May 6, 2002. The Incentive Plan became effective on January 1, 2003. Key personnel and non-employee directors of the Company are eligible to participate in the Incentive Plan. The purpose of the Incentive Plan is to attract, retain, and motivate key employees and non-employee directors of the Company by providing additional benefits to such employee and non-employee directors by way of granting stock options, stock appreciation rights (“SARs”), stock awards and performance awards. The Incentive Plan is administered by the Compensation Committee. Members of the Compensation Committee are not eligible to participate under the Incentive Plan, other than to receive stock option grants or awards of stock on a formula basis as set forth in the Plan. The 2003 Plan also provides that each non-employee director will be awarded 3,000 shares of restricted stock upon his initial election to the Board of Directors.

The aggregate number of shares of the Company’s common stock as to which awards may be granted under the Incentive Plan is 350,000, subject to adjustments as described in the Incentive Plan; provided, however, that 150,000 shares of Common Stock shall be reserved for the grant of incentive stock options under the Incentive Plan. The Incentive Plan terminates on December 31, 2012.

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

The Company registered the shares of Common Stock issuable pursuant to the Incentive Plan under the Securities Act of 1933, as amended, on Form S-8 on June 18, 2003.

Activity under the 1987 Plan and the 1993 Plan for each of the three years in the period ended December 31 was as follows:

			Weighted Average
	Shares	Price Per Share	Price per Share
Options outstanding, December 31, 2000	405,600	2.50 – 14.00	4.56
Options granted	77,400	2.90 – 4.90	3.82
Options exercised	(152,694)	2.50 – 5.625	3.73
Options forfeited or cancelled	(117,000)	2.50 – 5.625	3.99

Options outstanding, December 31, 2001	213,306	2.50 – 6.06	4.18
Options granted	135,000	3.82 – 6.52	5.199
Options exercised	(3,100)	3.125 – 3.94	3.914
Options forfeited or cancelled	(20,900)	2.50 – 6.52	5.138

Options outstanding, December 31, 2002	324,306	2.50 – 6.52	4.348
Options granted	18,500	4.00 – 4.15	4.09
Options exercised	(16,300)	3.125 – 6.52	4.64
Options forfeited or cancelled	(37,500)	3.875 – 6.52	5.43

Options outstanding, December 31, 2003	289,006	2.50 – 6.52	4.41

There were 175,452, 114,852 and 86,766, share options exercisable at December 31, 2003, 2002, and 2001, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted Average	Average		Average
Ranges of		Remaining Life in	Exercise		Exercise
Exercise Prices	Shares	Years	Price	Shares	Price
$2.50 – $3.50	58,366	5.10	$3.25	44,167	$3.30
3.81 – 5.625	186,340	6.66	4.27	117,186	4.43
6.52	44,300	8.08	6.52	14,099	6.52

In 1989, the Company established an Employee Stock Purchase Plan, which the Board of Directors, in 1998, re-authorized to continue in its same format. Under the plan provisions, employees may purchase shares of the Company’s common stock on a regular basis through payroll deductions. Any person who is a full-time employee of the Company is eligible to participate in the plan, with each participant’s purchases limited to 10% of annual gross compensation. The Compensation Committee of the Board of Directors administers the plan. Shares of common stock are purchased in the open market or issued from shares held in treasury. The Company pays all commissions and contributes an additional 15% for the purchase of shares that are distributed to eligible participating employees. The Company’s contribution to the plan was not significant in any of the years reported. The aggregate number of shares of common stock available for purchase under this plan is 200,000. As of December 31, 2003, 60,591 shares had been purchased under the plan.

Note 10. Stockholders’ Equity

The Company’s Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation, and other preferences are subject to determination by the Board of Directors. As of December 31, 2003, no preferred stock had been issued.

The Company’s Board of Directors has authorized the Company to repurchase shares of its common stock through open market purchases or privately negotiated transactions. Since 1995, the Company has repurchased an aggregate 1,755,978 shares related to these authorizations. The shares are held by the Company and accounted for using the cost method. The Company is authorized to purchase up to 19,022 additional shares as of December 31, 2003.

Note 11. Income Taxes

The Company’s operations are only taxed under domestic jurisdictions.

The provision for income taxes is summarized as follows:

	Years Ended December 31
	2003	2002	2001
Current provision:
Federal	$481,393	$454,931	$800,544
State	120,861	69,908	153,623
Deferred provision (benefit)	148,410	(311,653)	3,504

	$750,664	$213,186	$957,671

The provision for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:

	Years Ended December 31
	2003	2002	2001
Tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0	5.6	4.0
Future research and development credits	(5.5)	(5.2)	(5.9)
Dividends received deduction	(2.8)	(5.7)	—
Reduction in valuation allowance	—	—	(1.7)
Other, net	(0.2)	(4.3)	1.9

	31.5%	24.4%	32.3%

Deferred tax assets (liabilities) are comprised of the following at December 31, 2003 and 2002:

	2003	2002
Current:
Warranty reserve	$312,311	$293,855
Bad debt allowance	70,920	101,438
Inventory reserve	166,830	126,492
Uniform capitalization	107,486	144,875
Accrued vacation	61,027	101,449
Other	8,842	32,850

Total current	$727,416	$800,959

Noncurrent:
Depreciation	$35,655	$146,016
Deferred compensation	47,447	47,447
Intangibles	145,407	213,969
Other	67,309	(97,292)

Total noncurrent	295,818	310,140
Net tax asset before valuation allowance	1,023,234	1,111,099
Valuation allowance	—	—

Net deferred tax asset	$1,023,234	$1,111,099

Note 12. Employee Benefit Plans

The Company maintains a Retirement Savings Plan (the 401(k) Plan) for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company’s contributions to the 401(k) Plan are discretionary. Employees vest immediately in their contributions and vest in the Company’s contributions ratably over five years. The Company made contributions of $125,000, $55,000, and $150,000 to the 401(k) Plan for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 13. Commitments and Contingencies

On December 11, 2003, the Company entered into a strategic alliance with Intelligent Ion, Inc. (“III”). Under a commercial agreement, the Company will provide up to $1,350,000 for the completion by III of certain product developments according to agreed upon milestones over the nex twelve months, and is entitled to certain intellectual property controlled by III. The Company is entitled to recover such funding through product purchase or license fee credits from III. The commercial agreement provides the framework for future cooperation between the parties including III manufacturing and selling products to the Company for incorporation into products developed and sold by the Company.

On February 1, 1999, the Company acquired substantially all of the assets of General Analysis Corporation (GAC). GAC is a supplier of beverage monitors used to measure dissolved Brix (sugar), diet syrup, and carbon dioxide in beverage streams. Assets acquired also included air and gas monitors that are used by the chiller/refrigerant industry for the rapid detection of low-level refrigerant leaks. The Company acquired GAC for $259,459 in cash and the assumption of approximately $1,100,000 in liabilities. In addition, the Company had an obligation to make earn-out payments to the former owner of GAC based upon the achievement of potential future revenue targets. The earn-out provision was based upon a percentage of equipment sales, as defined in the purchase agreement, in excess of certain thresholds through 2003. The sales thresholds were approximately $1,000,000 for 1999 and increased ratably each year to a total sales threshold of at least $5,000,000 in 2003. No earn-out payments were earned for the years ended December 31, 2003, 2002, 2001, or 2000 as sales did not reach the threshold levels. The earnout period expired in 2003, and the Company is no longer liable to make earn-out payments.

The Company has an agreement with the former owner of Floyd Associates, Inc. to pay a royalty equal to 5% of the net revenue earned from certain microwave-based products up to a maximum amount of $1,182,500. The contingent liability arose as a result of the acquisition of Floyd in 1994. No minimum payments are required in the agreement. The Company recognized royalty expense related to this agreement of $23,874, $24,249, and $34,860 in 2003, 2002, and 2001, respectively.

The Company leases approximately 20,000 sq. ft. of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring in December 2006. The Company also leases 500

sq. ft of office space in Edgewood, Maryland, which can be renewed annually. Rental expense recognized in 2003, 2002, and 2001, was $191,904, $201,220, and $150,000, respectively. Future minimum rental payments under these leases for each year of the next five successive years are $193,093, $188,785, $171,050, $-0- and $-0-.

Note 14. Segment Data

The Company adopted Statement of Financial Accounting Standards No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information. FAS 131 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. FAS 131 also requires disclosure about products and sources, geographic areas and major customers. The Company aggregates its segments as one reportable segment based on the similar characteristics of their operations.

Revenues related to operations in the U.S. and foreign countries for the years ended December 31, 2003, 2002, and 2001, are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped. Long-lived assets related to continuing operations in the U.S. and foreign countries as of the years ended December 31, 2003, 2002, and 2001, are as follows:

	Years Ended December 31
	2003	2002	2001
Net revenues from unaffiliated customers:
United States	$18,441,929	$17,699,135	$21,230,585
Foreign	$6,764,120	5,983,859	4,638,185
Long-lived assets at end of year:
United States	$3,434,333	$3,414,739	$3,394,277

No single customer accounted for more than 10% of revenues in 2003. One customer accounted for approximately 10% of revenues in 2002 and 12% of revenues in 2001. Sales to federal, state, and municipal governments accounted for 20% of total revenues in 2003, 17% of total revenues in 2002, and 13% of total revenues in 2001.

Note 15. Quarterly Information (Unaudited)

Quarterly financial information for 2003 and 2002 is summarized as follows:

($ in thousands, except per share amounts)	First	Second	Third	Fourth
2003	Qtr.	Qtr.	Qtr.	Qtr.
Net revenues	$6,422	$5,774	$6,711	$6,299
Gross profit	3,236	2,822	3,240	2,777
Net income	358	270	535	472
Basic earnings per share	$0.13	$0.10	$0.19	$0.17
Diluted earnings per share	$0.13	$0.10	$0.19	$0.16

($ in thousands, except per share amounts)	First	Second	Third	Fourth
2002	Qtr.	Qtr.	Qtr.	Qtr.
Net revenues	$5,059	$5,560	$6,688	$6,376
Gross profit	2,170	2,691	2,952	2,858
Net income	(174)	256	172	404
Basic earnings per share	$(0.06)	$0.09	$0.06	$0.15
Diluted earnings per share	$(0.06)	$0.09	$0.06	$0.15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     (a) Previous independent accountants

          On October 29, 2002, our Board of Directors, upon recommendation and approval of the Audit Committee, approved and dismissed PricewaterhouseCoopers LLP (PWC) as our independent public accountants, and approved the decision to appoint Grant Thornton LLP as independent public accountants.

          The audit reports of PWC on the consolidated financial statements of our company as of and for the fiscal year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

          During the fiscal year ended December 31, 2001, and the subsequent interim period through October 29, 2002, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PWC’s satisfaction, would have caused PWC to make reference to the subject matter of the disagreement in connection with its reports.

          None of the reportable events described under Item 304(a)(l)(v) of Regulation S-K occurred within the fiscal years ended December 31, 2001 or within the interim period through October 29, 2002, except as noted in the following paragraph.

          In February 2002, PricewaterhouseCoopers LLP reported a material weakness in internal controls related to timeliness of bank reconciliations performed for the period April 1, 2001 through December 31, 2001. During this period, the Registrant had significant turnover in personnel with responsibility for those procedures and fell behind the timely completion of certain routine procedures with respect to bank reconciliations. However, prior to the completion of the audit, those procedures were completed. In the report to the Audit Committee, PricewaterhouseCoopers LLP reported the bank reconciliations were completed for the year ended December 31, 2001 and were reviewed in connection with the year-end audit procedures. The Registrant does not believe that any of the adjustments resulting from the bank reconciliation process were material to any of the interim financial statements.

          We provided PWC with a copy of the above disclosures. A letter dated November 1, 2002, from PWC stating its agreement with our statements was filed as Exhibit 16 and incorporated by reference into our report on Form 8-K filed November 1, 2002.

     (b) New independent accountants

          The Registrant engaged Grant Thornton LLP as its new independent accountants as of October 29, 2002. During the fiscal year ended December 31, 2000 and through October 29, 2002, the Registrant has not consulted with Grant Thornton LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements, and neither a written report was provided to the Registrant or oral advice was provided that Grant Thornton LLP concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive and financial officers have concluded that the Company’s disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information concerning officers, directors and nominees for director of the Company is presented in the sections entitled “Nominees for Board of Directors” and “Executive Officers” of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 10, 2004, which sections are incorporated in this annual report on Form 10-K by reference. The information concerning compliance with 16(a) of the Securities Exchange Act of 1934, as amended, is presented in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the 2004 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning our audit committee and our audit committee financial expert is set forth in the section entitled “The Board of Directors and its Committees” in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning our Code of Ethics is set forth in the section entitled “Code of Ethics” in our Proxy Statement for the 2004 Annual Meeting of the Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Item 11. Executive Compensation.

Information concerning executive compensation is set forth in the section entitled “Executive Compensation” in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information for this item is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference. Information concerning securities authorized for issuance under our equity compensation plans is set forth in Item 5 of this Form 10-K and is incorporated in Item 12 of this annual report on Form 10-K by reference.

On February 19, 2003, a 13-D was filed by Farnam Street Partners, a Minnesota Limited Partnership, (“Farnam”) stating that they owned 185,641 shares, or 6.7% of the Company’s shares. The 13-D states “the purchase is for investment only.” Subsequent purchases by Farnam and based on a 13-D filing as of April 2, 2003, Farnam owned 242,241 shares, or 8.8% of the Company’s shares.

Item 13. Certain Relationships and Related Transactions.

Information for this item is set forth in the section entitled “Certain Transactions, Employment Contracts, Termination of Employment and Change–in–Control Arrangements” in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

Information for this item is set forth in the section entitled “Principal Accounting Fees and Services” in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

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

(a)	3. Exhibits

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2001 and incorporated herein by reference).

3.2	Amended and restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

*10.1	Amended and Restated 1987 Stock Option and SAR Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 33-24505) and incorporated herein by reference).

*10.2	Employee Stock Purchase Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 33-62209) and incorporated herein by reference).

*10.3	Employment Agreement between the Company and William W. Botts ( filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

*10.4	Value-Added Reseller Agreement between the Company and Hewlett-Packard Company (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

*10.5	1993 Incentive Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.6	Registration Rights Agreement among O. I. Corporation and the former shareholders of CMS Research Corporation dated January 4, 1994 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

*10.7	2003 Incentive Compensation Plan (filed as Exhibit A to the Company’s Proxy Statement on Schedule 14-A dated April 5, 2002, and incorporated herein by reference).

*10.8	O.I. Corporation 2003 Incentive Compensation Plan (filed as Exhibit 99.1 the registration statement on Form S-8 (No. 333-106254) and incorporated herein by reference.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Principal Executive Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	The O. I. Corporation definitive Proxy Statement, dated April 9, 2004, is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

On December 12, 2003, the Company filed a report on Form 8-K, under Item 7 and Item 9, reporting the issuance of a press release announcing a strategic alliance between the Company and Intelligent Ion, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O. I. CORPORATION

	/s/	William W. Botts

Date: March 29, 2004		By: William W. Botts
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ William W. Botts William W. Botts	President, Chief Executive Officer, Director	March 29, 2004

/s/ Juan M. Diaz Juan M. Diaz	Corporate Controller, Principal Accounting Officer	March 29, 2004

/s/ Jack S. Anderson Jack S. Anderson	Director	March 29, 2004

/s/ Richard W. K. Chapman Richard W. K. Chapman	Director	March 29, 2004

/s/ Edwin B. King Edwin B. King	Director	March 29, 2004

/s/ Craig R. Whited Craig R. Whited	Director	March 29, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Principal Executive Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.