Form 10-Q
period 2004-03-31
OI CORP
filed 2004-05-07
CIK 73773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[ X ] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2004

[   ]       Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the transition period from _________to_________

                         Commission File Number: 0-6511


                                O. I. CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         OKLAHOMA                                                     73-0728053
----------------------------------                            ------------------
 State of Incorporation                                          I.R.S. Employer
                                                              Identification No.

          P.O. Box 9010
         151 Graham Road
     College Station, Texas                                           77842-9010
----------------------------------                            ------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's telephone number, including area code:               (979) 690-1711
                                                        ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares outstanding of the common stock as of May 1, 2004 was 2,782,211.

                          PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS.


                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par value)



                                                                March 31,       December 31,
                                                                  2004              2003
                                                             --------------    --------------
                         ASSETS                               (unaudited)
Current assets:
  Cash and cash equivalents                                  $        3,151    $        2,869
  Accounts receivable-trade, net of allowance for
   doubtful accounts of $201 and $217, respectively                   4,573             4,359
  Investment in sales-type leases                                       272               235
  Investments                                                         6,748             6,136
  Inventories                                                         3,489             3,075
  Current deferred income tax assets                                    762               727
  Other current assets                                                  187               172
                                                             --------------    --------------
       Total current assets                                  $       19,182    $       17,573

Investment in unconsolidated investee                                   901               976
Property, plant and equipment, net                                    3,425             3,434
Investment in sales-type leases, net of current                         268               222
Long-term deferred income tax assets                                    156               296
Intangible assets, net                                                  105               107
Other assets                                                             60                99
                                                             --------------    --------------
       Total assets                                          $       24,097    $       22,707
                                                             ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                    $        1,674    $        1,306
  Accrued liabilities                                                 3,545             3,162
                                                             --------------    --------------
       Total current liabilities                             $        5,219    $        4,468

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.10 par value, 3,000 shares
    authorized, no shares issued and outstanding
  Common stock, $0.10 par value, 10,000 shares
    authorized 4,103 shares issued and
    outstanding                                                         410               410
  Additional paid-in capital                                          4,329             4,338
  Treasury stock, 1,323 and 1,355 shares,
    respectively, at cost                                            (5,777)           (5,930)
  Retained earnings                                                  19,680            19,254
  Accumulated other comprehensive income, net                           236               167
                                                             --------------    --------------

       Total stockholders' equity                                    18,878            18,239
                                                             --------------    --------------
       Total liabilities and stockholders' equity            $       24,097    $       22,707
                                                             ==============    ==============


      See notes to unaudited condensed consolidated financial statements.

                                O.I. CORPORATION
                   Condensed Consolidated Statements of Income
                            and Comprehensive Income
                      (In thousands, except per share data)
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                    2004              2003
                                               --------------    --------------
Net revenues:
  Products                                     $        5,546    $        5,553
  Service                                                 848               869
                                               --------------    --------------
                                                        6,394             6,422
Cost of revenues:
  Products                                              2,666             2,885
  Service                                                 348               301
                                               --------------    --------------
                                                        3,014             3,186

Gross profit                                            3,380             3,236

Selling, general and administrative expenses            2,053             2,056
Research and development expenses                         734               680
                                               --------------    --------------
Operating income                                          593               500

Other income, net                                         126                72
Loss from unconsolidated investee                         (74)               --
                                               --------------    --------------
Income before income taxes                                645               572

Provision for income taxes                                219               214
                                               --------------    --------------
Net income                                     $          426    $          358
                                               ==============    ==============

Other comprehensive income, net of tax:
  Unrealized gains on investments                          69               143
                                               --------------    --------------
Comprehensive income                           $          495    $          501
                                               ==============    ==============

Earnings per share:
     Basic                                     $         0.15    $         0.13
     Diluted                                   $         0.15    $         0.13

Shares used in computing earnings per share:
     Basic                                              2,764             2,759
     Diluted                                            2,847             2,768


      See notes to unaudited condensed consolidated financial statements.

                                O.I. CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                     2004              2003
                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $          426    $          358
   Depreciation & amortization                                             127               111
   Deferred income taxes                                                    67                26
   Loss on disposition of property                                          --                 4
   Loss from unconsolidated investee                                        74                --
   Change in working capital                                                10              (648)
                                                                --------------    --------------
     Net cash flows provided by (used in) operating activities  $          704    $         (149)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                              (1,372)               --
   Maturity of investments                                                 866                --
   Proceeds from insurance policy                                           55                --
   Purchase of property, plant & equipment                                (115)              (94)
   Proceeds from sales of assets                                            --                 4
                                                                --------------    --------------
     Net cash flows (used in) investing activities              $         (566)   $          (90)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock pursuant to
    exercise of employee stock options and employee
    stock purchase plan
                                                                           144                 5
                                                                --------------    --------------
     Net cash flows provided by financing activities            $          144    $            5

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       282              (234)

Cash and cash equivalents, at beginning of quarter                       2,869             3,915
                                                                --------------    --------------
Cash and cash equivalents, at end of quarter                    $        3,151    $        3,681
                                                                ==============    ==============


      See notes to unaudited condensed consolidated financial statements.

                                O.I. CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                      (In thousands, except per share data)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

O.I. Corporation (the "Company"), an Oklahoma corporation, was organized in 1963. The Company designs, manufactures, markets, and services analytical, monitoring and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds.

The accompanying unaudited condensed consolidated financial statements have been prepared by O.I. Corporation and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All intercompany transactions and balances have been eliminated in the financial statements. Certain prior period amounts in the condensed consolidated financial statements have been reclassified for comparative purposes. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


2. INVENTORIES.

Inventories are stated at the lower of first-in, first-out cost or market:

                                               Mar. 31, 2004       Dec. 31, 2003
                                               --------------     --------------
Raw Materials                                  $        2,550     $        2,261
Work in Process                                           200                207
Finished Goods                                            739                607
                                               --------------     --------------
                                               $        3,489     $        3,075
                                               ==============     ==============

3. COMPREHENSIVE INCOME.

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. The Company's components of comprehensive income are net income and unrealized gains and losses on investments.

4. EARNINGS PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. For the three months ended March 31, 2004 and 2003, options to acquire 46 shares and 208 shares of common stock, respectively, at a weighted average exercise price of $8.36 and $5.11 per share, respectively, were not included in the computation of dilutive earnings per share as their effect would be antidilutive.

5. STOCK-BASED COMPENSATION.

At March 31, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock - based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                           Three Months Ended
                                                                 March 31
                                                            2004         2003
                                                         ----------   ----------
Net income, as reported                                  $      426   $      358
Deduct: Total stock-based compensation expense
        determined under fair value based method
        for awards granted, modified, or settled,
        net of related tax effects                               46           31
                                                         ----------   ----------
Pro forma net income                                     $      380   $      327

Earnings per share:
   Basic -- as reported                                  $     0.15   $     0.13
   Basic -- pro forma                                    $     0.14   $     0.12
   Diluted -- as reported                                $     0.15   $     0.13
   Diluted -- pro forma                                  $     0.13   $     0.12

6.  INTANGIBLE ASSETS, NET.

Intangible assets, net, consisted of patents relating to technology used in the Company's products. Intangible assets, net, as of March 31, 2004 and December 31, 2003 were approximately $105 and $107, net of accumulated amortization of $131 and $129, respectively. Total amortization expense on intangible assets for the three months ended March 31, 2004 and 2003 was approximately $2 and $4, respectively. The estimated aggregate amortization expense for the remaining nine months of 2004 is $8, and approximately $10, $9, $9 and $8 for each of the four succeeding fiscal years 2005 to 2008, respectively.

7.  PRODUCT WARRANTY LIABILITIES.

The changes in the Company's product warranty liability on March 31, 2004 were as follows:

     Liabilities, beginning of year                                $        707
     Expense for new warranties issued                                       18
     Warranty claims                                                         (3)
                                                                   ------------
     Liabilities, March 31, 2004                                   $        722
                                                                   ============

8.  RECENT PRONOUNCEMENTS.

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

In December, the FASB issued Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine if a business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity for which either: the equity investors (if any) do not have a controlling financial interest; or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires that all enterprises with a significant variable interest in a VIE make additional disclosures regarding their relationship with the VIE. The interpretation requires public entities to apply FIN 46R to all entities that are considered SPEs in practice and under the FASB literature that was applied before the issuance of FIN 46R by the end of the first reporting period that ends after December 15, 2003. Application of the accounting requirements of the interpretation to all other entities is required by the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46R had no effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

o Economic slowdowns, or unforeseen price reductions in the Company's global market segments, with adverse effects on profit margins.

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

o Unexpected delays or failure to realize success in developing a previously announced new product for homeland defense and security.

The cautionary statements contained or referred to herein should be considered in connection with any written or oral forward-looking statements that may be issued by the Company or persons acting on the Company's behalf. The Company does not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. When considering forward-looking statements, you should also keep in mind the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2003.

The following discussion should be read in conjunction with the unaudited codensed consolidated financial statements and the notes thereto.

OPERATING RESULTS

Total net revenues for the three months ended March 31, 2004 decreased $28,000 or 0.4% to $6,394,000 compared to $6,422,000 for the same period of the prior year. Product revenues decreased $7,000, or 0.1% to $5,546,000 compared to $5,553,000 for the same period of the prior year. Sales across virtually all of the product lines were essentially flat or decreased with the exception of the new Eclipse Purge-and-Trap Sample Concentrator and MINICAMS air-monitoring systems. Sales of MINICAMS helped to offset decreases in sales of other products, including continuous flow analyzers and gel permeation chromatography products. Additionally, the Eclipse purge-and-trap concentrator, released in the third quarter of 2003, has been well received and sales of this product partially offset decreases in sales of other GC systems and components.

Revenues from services decreased $21,000 or 2% to $848,000 compared to $869,000 for the same period of the prior year. Revenues from services decreased compared to the three months ended March 31, 2003, primarily due to a lower demand for in-house, factory repair and field repair services.

Domestic revenues from sales of products and services increased, while international revenues decreased for the three months ended March 31, 2004, compared to the same period of the prior year.

The environmental instrument market in which we compete has been flat or declining over the past several years and we have not seen a fundamental improvement in these markets. We remain cautiously optimistic about future sales and have identified a number of products and strategies we believe will allow us to grow our business despite this decline, including the acquisition of complementary businesses, developing new products, developing new applications for its technologies, and strengthening our presence in selected geographic markets. No assurance can be given that we will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in growth of the our business.

Despite the decrease in total net revenues, gross profit for the three months ended March 31, 2004 increased to $3,380,000 or 53% of revenues, compared to $3,236,000, or 50% of revenues, for the same period of the prior year. The increase in gross profit was primarily due to improved product mix relating to sales of MINICAMS and the Eclipse.

Selling, general, and administrative ("SG&A") expenses for the three months ended March 31, 2004 remained relatively unchanged at $2,053,000 or 32% of revenues, compared to $2,056,000, or 32% of revenues, for the same period of the prior year. SG&A expenses for the three months ended March 31, 2004 decreased due to lower direct selling expenses.

Research and development ("R&D") expenses for the three months ended March 31, 2004 increased $54,000 to $734,000, compared to $680,000 for the same period of the prior year. R&D expenses expressed as a percentage of revenues, however, remained unchanged at 11%. The increase in R&D expenses for the three months ended March 31, 2004 was due to increased expenses related to the development of potential new products. In the second quarter of 2003, we announced our plan to intensify our R&D efforts to refresh existing products and develop new products, and cautioned that R&D spending may increase over historical levels as a dollar amount, and as a percentage of revenues. We still believe that this may be the case, and that such increases in R&D expenditures may create operating losses in future periods.

Other income, net, which comprises of interest and dividend income from investments, interest income from customer leases and gain/loss from dispositions of Company property, increased to $126,000 for the three months ended March 31, 2004, compared to $72,000 for the same period of the prior year.

We incurred a loss from an unconsolidated investee, which amounted to $74,000 for the three months ended March 31, 2004. The loss from this unconsolidated investment represents our share of the results of operations from our 13.8% investment in December 2003 in the preferred shares of Intelligent Ion, Inc. Intelligent Ion, Inc. is a development stage company whose operations have primarily consisted of research and development. We expect to continue to incur quarterly losses from our investment in Intelligent Ion, Inc. At this time, we cannot predict when or if Intelligent Ion, Inc. will begin to generate income from its operations.

Income before income taxes increased $73,000 or 13% to $645,000 compared to $572,000 for the same period of the prior year primarily due to improved gross profit from product mix partially offset by an increase in R&D expenses and the loss from our investment in an unconsolidated investee.

Provision for income taxes increased $5,000 for the three months ended March 31, 2004 to a provision of $219,000 compared to $214,000 for the same period of the prior year. The effective tax rate was 34% for the quarter ended March 31, 2004 compared to 37% for the same period of the prior year.

Net income for the quarter ended March 31, 2004 increased $68,000 or 19% to $426,000 compared to $358,000 for the same period of the prior year, primarily due to improved gross profit from product mix, partially offset by increases in costs for R&D and loss from our investment in an unconsolidated investee. Basic and diluted earnings per share for the quarter ended March 31, 2004 were $0.15 per share computed based on basic and diluted weighted average shares outstanding of 2,764,000 and 2,847,000, respectively, compared to basic and diluted earnings per share of $0.13 per share for the same period of the prior year computed based on basic and diluted weighted average shares outstanding of 2,759,000 and 2,768,000, respectively. Earnings per share increased due to the increase in net income.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,151,000 as of March 31, 2004, compared to $2,869,000 as of December 31, 2003. Working capital as of March 31, 2004 increased to $13,963,000, compared to $13,105,000 as of December 31, 2003 primarily due to increases in inventory, short-term investments, and accounts receivable offset by an increase in accounts payable and accrued liabilities. Working capital, as a percentage of total assets, was 58% as of March 31, 2004 and 58% at December 31, 2003. The current ratio was 3.7 at March 31, 2004 and
3.9 at December 31, 2003. Total liabilities-to-equity ratio increased to 28% as of March 31, 2004, compared to 24% as of December 31, 2003.

Net cash flow provided by (used in) operating activities for the quarter ended March 31, 2004, was $704,000, compared to $(149,000) for the same period of the prior year. The increase in cash flow from operating activities in the three months ended March 31, 2004 was primarily due to an increase in net income. In addition, changes to working capital resulted from increases in liabilities. Net cash flow (used in) investing activities was $(566,000) for the three months ended March 31, 2004, compared to $(90,000) for the same period of the prior year. The increase in cash used in investing activities was primarily due to an increase in the purchases of investments with excess cash. Net cash flow provided by financing activities for the three months ended March 31, 2004 was $144,000 compared to $5,000 for the same period of the prior year. The increase in cash provided by financing activities was primarily due to the issuance of stock to employees pursuant to an increase in the exercise of stock option awards.

We have historically been able to fund working capital and capital expenditures from operations, and expect to be able to finance our 2004 working capital requirements from cash on hand and funds generated from operations. However, demand for our products is influenced by the overall condition of the economy in which we sell our products, by the capital spending budgets of our customers and by our ability to successfully meet our customers' expectations. The environmental instrument market in which we compete has been flat or declining over the past several years, and uncertainty about the economy has prolonged our customers' decisions to spend capital for our products. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our results of operations and, therefore, harm the primary source of our cash flows.

Other matters that could affect the extent of funds required within the short-term and long-term include future acquisitions of other businesses, extensive investment in product R&D activities, or spending to develop markets for the our products. We may engage in discussions with third parties to acquire new products or businesses or to form strategic alliances and joint ventures. These types of transactions may require additional funds from sources other than current operations to complete. We believe that such funds would come from traditional institutional debt financing or other third party financing.

In the second quarter of 2003, we announced a plan to undertake a more extensive research, development, and engineering effort with the intent of developing products with innovative technologies, which we believe will stimulate demand in a market demonstrating slow or no growth. The major goals in our efforts are
(i)to position the Company to serve new markets, including homeland defense,
(ii)to increase our position in the beverage market, and (iii)to broaden our product offering in the process analytical instruments market. Our plan to increase research and development will increase R&D expenses in dollar terms and as a percentage of revenues during the next 24 months. Such expenses will include hiring additional personnel, purchasing supplies and component products for experimental use, outsourcing certain work, and using consulting services. We expect that such expenses will fluctuate quarterly based on the specific activity during the quarter. Increases in R&D efforts may also result in investments in the external development by other third parties in which funding the Company may participate. Such fluctuating expenditures, together with fluctuating revenues, may result in a quarterly or annual operating loss. We believe we have sufficient cash on hand and funds from operations to maintain our commitment to this plan.

Since 1995, we have repurchased an aggregate of 1,755,978 shares at an average purchase price of $4.13 per share, pursuant to the Company's stock repurchase program. Repurchases in the amount of 28,600 shares were made during 2003, but none were made in the three months ended March 31, 2004. We may purchase up to an additional 19,022 shares under the current stock repurchase program. We may seek approval from the Company's Board of Directors to expand this program in the future if it believes repurchases continue to be in the best interests of the Company. Expansion of this program would also be funded from cash from operations. We do not expect to declare a dividend in the foreseeable future.

Other than the items discussed above, we are not aware of other commitments or contingent liabilities that would have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

SEGMENT INFORMATION

The Company manages its businesses primarily on a product and services basis. The Company aggregates its segments as one reportable segment based on the similar characterisitics of their operations.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to implement critical accounting policies and to make estimates that could significantly influence the results of operations and financial position. The accounting policies and estimates, which significantly influence the results of the Company's operations and its financial position, include revenue recognition policies, the valuation allowance for inventories and accounts receivable, estimates for future losses on product warranties, and policies on accounting for stock-based compensation.

REVENUE RECOGNITION. The Company derives revenues from three sources: system sales, part sales, and services. For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss have passed to the customer, and collection is reasonably assured. The Company's sales are typically not subject to rights of return, and historically, sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services are accounted for as multiple-element arrangements, where the larger of the contractual billing holdback or the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Revenue related to part sales is recognized when the parts have been shipped and title and risk of loss have passed to the customer. Deferred revenue is included in unearned revenues in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Products generally carry one year of warranty. Once the warranty period has expired, the customer may purchase an extended product warranty typically covering an additional period of one year. Extended warranty billings are generally invoiced to the customer at the beginning of the contract term. Revenue from extended warranties is deferred and recognized ratably over the duration of the contracts. Unearned maintenance and extended warranty revenue is included in deferred revenues in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The Company had changes in required reserves in recent periods due to discontinuation of certain product lines and obsolescence related to new product introductions, as well as declining market conditions. As a result, the Company incurred net inventory charges of approximately $151,000 during fiscal 2003.

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

STOCK-BASED COMPENSATION. The Company elected to account for fixed award stock options and non-employee directors' options under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees." As such, no compensation cost has been recorded in the financial statements relative to these options. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of these options for disclosure purposes.

Stock granted to non-employee directors are accounted for in accordance with FAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, directors' stock is recorded as compensation expense at estimated fair value on the date the stock is earned by the director.

RECENT PRONOUNCEMENTS-SEE NOTE 8 OF ITEM 1

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established polices and procedures to manage its exposure to changes in the market value of its investments. To date, the Company has not experienced any material effects on its financial position or results of operations due to market risks. The fair value of the Company's investments at March 31, 2004 was $6,748,000.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive and financial officers have concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

The Company's management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             O. I. CORPORATION
                                      ---------------------------------
                                                (Registrant)

Date:  May 7, 2004                BY: /s/ William W. Botts
      --------------                 ------------------------------------
                                     William W. Botts
                                     President and
                                     Chief Executive Officer


Date:  May 7, 2004                BY: /s/ Juan M. Diaz
      --------------                 ------------------------------------
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

32.1        Principal Executive Officer certification pursuant to 18 U.S.C.
            Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2        Principal Financial Officer certification pursuant to 18 U.S.C.
            Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002