Form 10-Q
period 2004-06-30
OI CORP
filed 2004-08-12
CIK 73773

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2004

[   ]       Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the transition period from _________to_________

                         Commission File Number: 0-6511

                                O. I. CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

           OKLAHOMA                                                  73-0728053
    ----------------------                                    ------------------
    State of Incorporation                                       I.R.S. Employer
                                                              Identification No.

         P.O. Box 9010
        151 Graham Road
     College Station, Texas                                           77842-9010
---------------------------------------                       ------------------
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

As of June 30, 2004, there were 2,787,411 shares of the issuer's common stock, $.10 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par value)

                                                                                         JUNE 30,         DEC. 31,
                                                                                           2004             2003
                                                                                           ----             ----
                                                                                        (Unaudited)
                                     ASSETS

Current assets:

  Cash and cash equivalents                                                              $  3,434         $  2,869
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $247 and $217, respectively                                        4,687            4,360
  Investment in sales-type leases                                                             294              235
  Investments                                                                               6,175            6,135
  Inventories                                                                               3,835            3,075
  Deferred tax asset                                                                          709              727
  Other current assets                                                                        519              172
                                                                                         --------         --------
         Total Current Assets                                                              19,653           17,573

Investment in unconsolidated investee                                                         814              976
Property, plant, and equipment, net                                                         3,438            3,434
Investment in sales-type leases, net of current                                               252              222
Deferred tax asset                                                                            299              296
Intangible assets, net                                                                        107              107
Other assets                                                                                   44               99
                                                                                         --------         --------
         Total Assets                                                                    $ 24,607         $ 22,707
                                                                                         ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable, trade                                                                $  2,098         $  1,306
  Accrued liabilities                                                                       3,380            3,162
                                                                                         --------         --------
        Total Current Liabilities                                                           5,478            4,468

Commitments and contingencies                                                                 ---            ---

Stockholders' equity:

  Preferred stock, $0.10 par value, 3,000 shares                                              ---            ---
    authorized, no shares issued and outstanding
  Common stock, $0.10 par value, 10,000 shares authorized, 4,103 shares issued,
    2,787 and 2,748 outstanding, respectively                                                 410              410
  Additional paid-in capital                                                                4,328            4,338
  Treasury stock, 1,316 and 1,355 shares,
    respectively, at cost                                                                  (5,749)          (5,930)
  Retained earnings                                                                        20,195           19,254
  Accumulated other comprehensive income (loss), net                                          (55)             167
                                                                                         --------         --------
        Total Stockholders' Equity                                                         19,129           18,239
                                                                                         --------         --------
        Total Liabilities and Stockholders' Equity                                       $ 24,607         $ 22,707
                                                                                         ========         ========

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                   Condensed Consolidated Statements of Income
                            and Comprehensive Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30                        JUNE 30

                                                                 2004           2003           2004            2003
                                                                 ----           ----           ----            ----
Net revenues:

   Products                                                    $ 6,666        $ 5,002        $12,212         $10,555
   Service                                                         663            772          1,511           1,640
                                                               -------        -------        -------         -------
                                                                 7,329          5,774         13,723          12,195
Cost of revenues:

   Products                                                      3,320          2,573          5,986           5,365
   Service                                                         337            379            685             772
                                                               -------        -------        -------         -------
                                                                 3,657          2,952          6,671           6,137
Gross Profit                                                     3,672          2,822          7,052           6,058

Selling, general & administrative expenses                       2,161          1,894          4,214           3,950
Research and development expenses                                  731            619          1,465           1,299
                                                               -------        -------        -------         -------
Operating income                                                   780            309          1,373             809

Other income, net                                                   87            126            213             198
Loss from unconsolidated investee                                  (88)           --            (162)             --
                                                               -------        -------        -------         -------
Income before income taxes                                         779            435          1,424           1,007

Provision for income taxes                                         264            165            483             379
                                                               -------        -------        -------         -------
Net income                                                     $   515        $   270        $   941         $   628

Other comprehensive income (loss), net of tax:

  Unrealized gains (losses) on
  Investments, available-for-sale                                 (291)            51           (222)            194
                                                               -------        -------        -------         -------
Comprehensive income                                           $   224        $   321        $   719         $   822
                                                               =======        =======        =======         =======

Earnings per share:

     Basic                                                     $  0.19        $  0.10        $  0.34         $  0.23
     Diluted                                                   $  0.18        $  0.10        $  0.33         $  0.23

Shares used in computing earnings per share:

     Basic                                                       2,783          2,755          2,774           2,757
     Diluted                                                     2,861          2,772          2,854           2,770

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,

                                                                                              2004          2003
                                                                                              ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                               $    941      $    628
   Depreciation & amortization                                                                   260           220
   Deferred income taxes                                                                          43            38
   Gain on disposition of property                                                                (5)           (5)
   Loss from unconsolidated investee                                                             162            --
   Change in working capital                                                                    (409)         (620)
                                                                                            --------      --------
     Net cash flows provided by operating activities                                             992           261

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of investments                                                                    (1,372)       (2,656)
   Maturity of investments                                                                       979           840
   Proceeds from insurance policy                                                                 55            --
   Purchase of property, plant & equipment                                                      (261)         (173)
   Proceeds from sales of assets                                                                   7            14
   Change in other assets                                                                         (7)           --
                                                                                            --------      --------
     Net cash flows (used in) investing activities                                              (599)       (1,975)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds  from  issuance of common  stock  pursuant  to  exercise  of employee  stock
       options and employee stock purchase plan                                                  172             6
   Purchase of treasury stock                                                                     --           (98)
                                                                                            --------      --------
     Net cash flows provided by (used in) financing
     activities                                                                                  172           (92)
                                                                                            --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             565        (1,806)

Cash and cash equivalents, at beginning of period                                              2,869         3,915
                                                                                            --------      --------
Cash and cash equivalents, at end of period                                                 $  3,434      $  2,109
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

The accompanying unaudited condensed consolidated financial statements have been prepared by O.I. Corporation and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature. All intercompany transactions and balances have been eliminated in the financial statements. Certain prior-period amounts in the condensed consolidated financial statements have been reclassified for comparative purposes. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.    INVENTORIES.

Inventories are stated at the lower of first-in, first-out cost or market:

                               June 30, 2004       Dec. 31, 2003
                               -------------       -------------
Raw Materials                    $  2,825            $  2,261
Work in Process                       325                 207
Finished Goods                        685                 607
                                 --------            --------
                                 $  3,835            $  3,075
                                 ========            ========

3.       COMPREHENSIVE INCOME (LOSS).

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. The Company's components of comprehensive income (loss) are net income and unrealized gains and losses on available-for-sale investments.

4.    EARNINGS PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. For the six months ended June 30, 2004 and 2003, options to acquire 45 and 143 shares of common stock, respectively, at weighted average exercise prices of $8.36 and $5.60 per share, respectively, were not included in the computation of dilutive earnings per share as their effect would be anti-dilutive.

5.  STOCK-BASED COMPENSATION.

At June 30, 2004, the Company has three stock-based employee compensation plans: the 2003 Incentive Stock Option Plan from which stock options may be granted, and two expired plans which have options outstanding but no further stock options may be granted. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                   Three Months Ended          Six Months Ended
                                                                        June 30                     June 30

                                                                   2004          2003         2004          2003
                                                                   ----          ----         ----          ----
Net income, as reported                                            $  515        $  270       $  941     $   628
Deduct: Total stock-based compensation expense determined
under fair value based method for awards granted, modified,
or settled, net of related tax effects                                 --            --           46          31
                                                                   ------        ------       ------     -------
Pro forma net income                                                  515           270          895         597

Earnings per share:

   Basic--as reported                                              $ 0.19        $ 0.10       $ 0.34     $  0.23
   Basic--pro forma                                                $ 0.19        $ 0.10       $ 0.32     $  0.22
   Diluted--as reported                                            $ 0.18        $ 0.10       $ 0.33     $  0.23
   Diluted--pro forma                                              $ 0.18        $ 0.10       $ 0.31     $  0.22

6.  INTANGIBLE ASSETS, NET.

Intangible assets, net, consisted of patents relating to technology used in the Company's products. Intangible assets, net, as of June 30, 2004 and December 31, 2003 were approximately $107 and $107, net of accumulated amortization of $134 and $129, respectively. Total amortization expense on intangible assets for the three and six months ended June 30, 2004 and 2003 was approximately $2 and $2, and $5 and $6, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years 2004 to 2008 is approximately $9.

7.  PRODUCT WARRANTY LIABILITIES.

The changes in the Company's product warranty liability on June 30, 2004 were as follows:

Liabilities, beginning of year       $ 707
Warranty claims                         (4)
                                     -----
Liabilities, June 30, 2003           $ 703
                                     =====

8.  INVESTMENT IN UNCONSOLIDATED INVESTEE

In December 2003, the Company entered into a strategic alliance with Intelligent Ion, Inc. (III), a Washington corporation. The alliance included a commercial agreement and an investment in Series A preferred stock, which is equal to 13.8% ownership in III. The Company accounts its investment in III preferred shares using the equity method of accounting. The Company's Investment in unconsolidated investee as of December 31, 2003 was approximately $976,000, and $814,000 as of June 30, 2004. During the three and six months ended June 30, 2004, the Company recorded losses amounting to $88,000 and $162,000, respectively, in these condensed, consolidated financial statements to reflect its share of the results of operations from its investment in III. Under the commercial agreement, the Company may provide up to $1,350,000 for the completion by III of certain product developments according to agreed upon milestones. During the six months ended June 30, 2004, III achieved the first three milestones. The Company made payments of $155,000 in the aggregate, pursuant to the commercial agreement, $135,000 of which is included in other current assets in the condensed consolidated balance sheet. The due date for the fourth milestone was May 10, 2004, and as of the date of this report, such milestone had not been achieved. Based on information known at the date of this report, the Company believes it is reasonably possible that an impairment of the investment in preferred stock of III may have been incurred, but at this time the Company is unable to estimate the amount of possible impairment, if any.

9.  RECENT PRONOUNCEMENTS.

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

   - Economic slowdowns, or unforeseen price reductions in the Company's global market segments, with adverse effects on profit margins.

   - The unanticipated expenses of assimilating newly acquired businesses into the Company's business structure, as well as the impact of unusual expenses from business strategies, asset valuations, acquisitions, equity investments in other companies, divestitures and organizational structures.

   - Unpredictable delays or difficulties in the development of key new product programs, and the risk of not recovering major research and development expenses, and/or the risks of major technological shifts away from the Company's technologies and core competencies.

   - Unexpected delays or failure to realize success in developing a previously announced new product for homeland defense and security.

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

OPERATING RESULTS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30,2003

REVENUES. Total net revenues for the three months ended June 30, 2004 increased $1,555,000 or 27% to $7,329,000, compared to $5,774,000 for the same period of the prior year primarily due to strong sales of the Company's new Eclipse Purge-and-Trap Sample Concentrator and sales of the MINICAMS air-monitoring systems. Strong demand for the Eclipse Purge-and-Trap Sample Concentrator and sales of related instruments, options and accessories continued in the three months ended June 30, 2004, and outperformed sales of the previous purge-and-trap sample model in the same period of the prior year. Demand for MINICAMS air-monitoring systems also increased for the three months ended June 30, 2004 compared to the same period of the prior year. Also contributing to the increase in sales for the three months ended June 30, 2004, compared to the same period of the prior year of these and some other products, is an increase in the rate of capital spending of our customers in the environmental testing market.

Both domestic revenues and international revenues increased for the quarter ended June 30, 2004, compared to the same period of the prior year. International revenues increased as a percentage of total revenues, as revenues from sales of products into Europe and Asia increased for the three months ended June 30, 2004, compared to the same period of the prior year. During the second quarter of 2004, the Company increased its presence in Asia by opening a representative office in China. We believe that China is a growing market and opening this office will put the Company in a better position to compete for that business.

Increases in revenues from products were partially offset by decreases in revenues from services. Revenues from services decreased $109,000 or 14% to $663,000, compared to $772,000 for the same period of the prior year. Revenues from services decreased, compared to the same period of the prior year primarily due to lower demand for in-house repair, factory repair and field repair services.

Although we believe that there may have been an increase in the rate of capital spending on the part of our customers in the environmental instrument market for the three months ended June 30, 2004, compared to the same period of the prior year, it is uncertain if this is a temporary situation or permanent. This increase in capital spending by our customers may be a result of pent up demand, or it may be due to an improving U.S. economy. Regardless, the environmental instrument market in which we compete has been flat or declining over the past several years, and we have not seen a fundamental improvement in the growth prospects of these markets. We remain cautiously optimistic about future sales and have identified a number of products and strategies we believe will allow us to grow our business despite this decline, including the acquisition of complementary businesses, the development of new products, development of new applications for our technologies, and the strengthening of our presence in selected geographic markets. No assurance can be given that we will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in growth of the Company's business.

GROSS PROFIT. Gross profit for the three months ended June 30, 2004 increased $850,000, or 30% to $3,672,000, compared to $2,822,000 for the same period of the prior year. Gross profit represented 50% of revenues for the three months ended June 30, 2004, and 49% for the same period of the prior year. The increase in gross profit for the three months ended June 30, 2004 compared to the same period of the prior year, was primarily due to an increase in revenues and improved product mix with more sales of direct manufactured products and less sales of OEM gas chromatography equipment.

SELLING, GENERAL, AND ADMINISTRATIVE. SG&A expenses for the three months ended June 30, 2004 increased $267,000, or 14% to $2,161,000, compared to $1,894,000 for the same period of the prior year, primarily due to increased costs for employee benefits, insurance, and audits. SG&A expenses decreased as a percentage of revenues for the three months ended June 30, 2004 to 29%, compared to 33% of revenues for the same period of the prior year, primarily due to the increase in revenues over the same periods.

RESEARCH AND DEVELOPMENT. R&D expenses for the three months ended June 30, 2004 increased $112,000, or 18% to $731,000, compared to expenses of $619,000 for the same period of the prior year. R&D expenses represented 10% of revenues for the three months ended June 30, 2004 and 11% of revenues for the same period of the prior year. The increase in R&D expenses for the three months ended June 30, 2004 is due to a renewed plan to focus on product development. In the second quarter of 2003, we announced our plan to intensify our R&D efforts to refresh existing products and develop new products, and cautioned that R&D spending may increase over historical levels as a dollar amount, and as a percentage of revenues. We still believe that this may be the case, and that such increases in R&D expenditures may create operating losses in future periods.

OPERATING INCOME. Operating income (loss) for the three months ended June 30, 2004 increased $471,000, or 152% to $780,000, compared to $309,000 for the same period of the prior year. The increase in operating income for the three months ended June 30, 2004 is primarily due to the increase in revenues from product sales partially offset by an increase in R&D and SG&A expenditures.

OTHER INCOME, NET. Other income, net, which is comprised of interest and dividend income from investments, interest income from customer leases, and gain/loss from dispositions of Company property, decreased by $39,000, or 31% to $87,000, compared to $126,000 for the same period of the prior year, primarily due to realized losses on the sale of preferred stock investments, compared to gains on similar sales in the same period of the prior year.

LOSS FROM UNCONSOLIDATED INVESTEE. We incurred a loss from an unconsolidated investee, Intelligent Ion, Inc., which amounted to $88,000 for the three months ended June 30, 2004. The loss from this unconsolidated investment, accounted for on the equity method due to significant influence from board representation, represents our share of the results of operations from our 13.8% investment in December 2003 in the preferred shares of Intelligent Ion. Intelligent Ion, Inc. is a development stage company whose operations have primarily consisted of research and development and as such does not generate income from operations. We expect to continue to incur losses from our investment in Intelligent Ion, Inc. until it leaves the development stage. At this time, we cannot predict when, or if, that will happen and we could in the future recognize losses in the aggregate up to the amount of our investment in Intelligent Ion.

INCOME BEFORE INCOME TAXES. Income before income taxes for the three months ended June 30, 2004 increased $344,000, or 79% to $779,000, compared to income of $435,000 for the same period of the prior year. The increase in income before income taxes for the three months ended June 30, 2004 was primarily due to an increase in product revenues, partially offset by an increase in R&D and SG&A expenses, realized losses on the sale of preferred stock investments and losses from the investment in Intelligent Ion.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $99,000 for the three months ended June 30, 2004 to a provision of $264,000 compared to $165,000 for the same period of the prior year. The effective tax rate was 34% for the three months ended June 30, 2004, compared to 38% for the same period of the prior year, primarily due to income tax credits for R&D expenditures and dividends received deductions on income from investments.

NET INCOME. Net income for the three months ended June 30, 2004 increased $245,000, or 91% to $515,000, compared to net income of $270,000 in the same period of the prior year. Basic earnings per share was $0.19 and diluted earnings per share was $0.18 for the three months ended June 30, 2004, compared to basic and diluted earnings of $0.10 per share for the same period of the prior year. The increase in net income for the three months ended June 30, 2004 was primarily due to an increase in revenues from sales of products compared to the same period of the prior year, partially offset by an increase in R&D and SG&A spending, realized losses on the sale of preferred stock investments, and losses from the investment in Intelligent Ion.

FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30,2003

Net revenues for the six months ended June 30, 2004 increased $1,528,000, or 13% to $13,723,000, compared to $12,195,000 for the same period of the prior year. The increase in year-to-date revenues is also primarily due to an increase in sales during the three months ended June 30, 2004. Sales for the three months ended March 31, 2004 were essentially flat, but sales during the three months ended June 30, 2004 increased due to continued demand for the Eclipse Purge-and-Trap Sample Concentrator, MINICAMS air-monitoring systems and an increase in the rate of capital spending of our customers in the second quarter. Increases in sales of the Eclipse Purge-and-Trap Sample Concentrator and MINICAMS air-monitoring systems more than offset decreases in sales of other products.

Domestic and international revenues for the six months ended June 30, 2004 increased compared to the same period of the prior year. Year-to-date international revenues increased primarily due to an increase in sales to Asia.

GROSS PROFIT. Gross profit for the six months ended June 30, 2004 increased $994,000, or 16% to $7,052,000, compared to $6,058,000 for the same period of the prior year primarily due to an increase in revenues and to improved product mix relating to sales of MINICAMS and the Eclipse. Gross profit represented 51% for the six months ended June 30, 2004, compared to 50% of revenues for the same period of the prior year and June 30, 2003, respectively.

SELLING, GENERAL, AND ADMINISTRATIVE. SG&A expenses for the six months ended June 30, 2004, increased $264,000, or 7% to $4,214,000, compared to $3,950,000 for the same period of the prior year primarily due to employee benefits, costs of insurance, and audits. SG&A expenses decreased as a percentage of revenues to 31% from 32% of revenues for the same period of the prior year, primarily due to the increase in revenues over the same periods.

RESEARCH AND DEVELOPMENT. R&D expenses for the six months ended June 30, 2004 increased $166,000, or 13% to $1,465,000, compared to $1,299,000 for the same period of the prior year. R&D expenses represented 11% of revenues for the six months ended June 30, 2004 and June 30, 2003. The increase in R&D expenses for the three months ended June 30, 2004 is due to a renewed plan to focus on product development.

OPERATING INCOME. Operating income for the six months ended June 30, 2004 increased $564,000 to $1,373,000, compared to $809,000 for the same period of the prior year. The increase in operating income for the six months ended June 30, 2004 was primarily due to an increase in revenues and gross profit from sales of products, including MINICAMS and Eclipse, partially offset by an increase in R&D and SG&A expenses.

OTHER INCOME, NET. Other income, net, which is comprised of interest and dividend income from investments, interest income from customer leases, and gain/loss from dispositions of Company property increased $15,000, or 8% to $213,000, for the six months ended June 30, 2004, compared to $198,000 for the same period of the prior year. The increase in other income, net is primarily due to interest and dividend income from investments.

LOSS FROM UNCONSOLIDATED INVESTEE. We incurred a loss from an unconsolidated investee, Intelligent Ion, Inc., which amounted to $162,000 for the six months ended June 30, 2004. The loss from this unconsolidated investment represents our share of the results of operations from our 13.8% investment in, December 2003 in the preferred shares of Intelligent Ion accounted for on the equity method.

INCOME BEFORE INCOME TAXES. Income before income taxes increased $417,000, or 41% to $1,424,000 for the six months ended June 30, 2004, compared to $1,007,000 for the same period of the prior year. The increase in income before income taxes for the six months ended June 30, 2004 was primarily due to an increase in product revenues, partially offset by an increase in R&D and SG&A expenses, and losses from the investment in Intelligent Ion.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $104,000 for the six months ended June 30, 2004 to a provision of $483,000, compared to $379,000 for the same period of the prior year. The effective tax rate was 34% for the six months ended 2004, compared to 38% for the six months ended June 30, 2003, primarily due to income tax credits for R&D expenditures and dividends received deductions for income from investments.

NET INCOME. Net income for the six months ended June 30, 2004 increased $313,000, or 50% to $941,000, compared to net income of $628,000 in the same period of the prior year. Basic earnings per share was $0.34 per share, and diluted earnings per share was $0.33 per share for the six months ended June 30, 2004, compared to basic and diluted earnings of $0.23 per share for the same period of the prior year. The increase in net income for the six months ended June 30, 2004 was primarily due to an increase in revenues from sales of products compared to the same period of the prior year, partially offset by an increase in R&D and SG&A spending, and losses from the investment in Intelligent Ion.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,434,000 as of June 30, 2004, compared to $2,869,000 as of December 31, 2003. Working capital as of June 30, 2004, increased to $14,175,000, compared to $13,105,000 as of December 31, 2003 primarily due to increases in inventory, cash and cash equivalents, and accounts receivable. Working capital, as a percentage of total assets, was 58% as of June 30, 2004 and 58% at December 31, 2003. The current ratio was 3.59 at June 30, 2004 and 3.93 at December 31, 2003. Total liabilities-to-equity ratio increased to 29% as of June 30, 2004, compared to 25% as of December 31, 2003.

Net cash flows provided by operating activities for the six months ended June 30, 2004 was $992,000, compared to $261,000 for the same period of the prior year. The increase in cash flows provided by operating activities for the first six months in 2004 was primarily due to an increase in net income, resulting from an increase in sales. Net cash flows (used in) investing activities for the six months ended June 30, 2004 was $(599,000), compared to $(1,975,000) for the same period of the prior year. The decrease in cash flows (used in) investing activities resulted from a decrease in purchase of investments. Net cash flows provided by (used in) financing activities for the six months ended June 30, 2004 was $172,000, compared to $(92,000) for the same period of the prior year. The increase in cash provided by financing activities was primarily due to the issuance of stock to employees pursuant to an increase in the number of employees exercising stock option awards.

 We have historically been able to fund working capital and capital expenditures from operations, and expect to be able to finance our 2004 working capital requirements from cash on hand and funds generated from operations. However, demand for our products is influenced by the overall condition of the economy in which we sell our products, by the capital spending budgets of our customers and by our ability to successfully meet our customers' expectations. The environmental instrument market in which we compete has been flat or declining over the past several years. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our results of operations and, therefore, harm the primary source of our cash flows.

Other matters that could affect the extent of funds required within the short-term and long-term include future acquisitions of other businesses or product lines, extensive investment in product R&D activities, or spending to develop markets for the our products. We may engage in discussions with third parties to acquire new products or businesses or to form strategic alliances and joint ventures. These types of transactions may require additional funds from sources other than current operations. Should the need arise, we would attempt to obtain such funds from traditional institutional debt financing or other third party financing.

In December 2003, the Company, in a private placement, purchased $1,000,000 of Series A Preferred Stock of Intelligent Ion, Inc. (III). The investment was made concurrently with the Company's entering into a Product Purchase Agreement with III and is considered by the Company to be a part of that arrangement to develop and gain access to technology for use in potential new products and not as an income-earning asset, such as the Company's other investment grade preferred stocks. III is a development stage company whose current operations primarily consists of research & development activities in the field of mass spectrometry, and as such, do not generate income from operations. Accordingly, the Company has recorded losses amounting to $88,000 and $162,000 for the three and six months ended June 30, 2004, respectively, in these condensed, consolidated financial statements to reflect its share of the results of operations from its 13.8% investment in III preferred shares. In addition to the investment in III preferred shares, the Company may provide, pursuant to the Product Purchase Agreement, up to an additional $1,350,000 for the completion by III of certain product developments according to agreed upon milestones. The Company is entitled to recover such funding through product purchase or license fee credits from III in the future if III begins production of a product. Furthermore, the Company is not obligated to make any additional payments if III fails to meet a milestone.

During the six months ended June 30, 2004, III achieved the first three milestones. The Company made payments of $155,000 in the aggregate, pursuant to the Product Purchase Agreement, $135,000, of which is included in other current assets in the condensed consolidated balance sheet, which is recoverable in future product purchases or license fee credits should the technology development result in commercially viable products. The due date for the fourth milestone was May 10, 2004, and as of the date of this report such milestone has not been completed. The Company has not made any additional payments to III pursuant to the Product Purchase Agreement. The Company is currently negotiating revisions to the milestones in the Product Purchase Agreement with III, which would allow for future payments under the Product Purchase Agreement. If the Company and III are unable to agree upon new milestones and III is unable to secure funding from other sources then the Company may incur losses up to the total amount of its investment in III.

In the second quarter of 2003, we announced a plan to undertake a more extensive research, development, and engineering effort with the intent of developing products with innovative technologies, which we believe will stimulate demand in a market demonstrating, slow or no growth. The major goals in our efforts are
(i) to position the Company to serve new markets, including homeland defense,
(ii) to increase our position in the beverage market, and (iii) to broaden our product offering in the process analytical instruments market. Our plan to increase research and development will increase R&D expenses in dollar terms and as a percentage of revenues. Such expenses will include hiring additional personnel, purchasing supplies and component products for experimental use, outsourcing certain work, and using consulting services. We expect that such expenses will fluctuate quarterly based on the specific activity during the quarter. Increases in R&D efforts may also result in investments in the external development by other third parties in which funding the Company may participate. Such fluctuating expenditures, together with fluctuating revenues, may result in a quarterly or annual operating loss. We believe we have sufficient cash on hand and funds from operations to maintain our commitment to this plan.

The Company invests excess funds generated from operations in money market funds and investment grade securities rated by Moody's or Standard & Poor's. The Company's investment portfolio is primarily invested in short-term securities and preferred stocks with at least an investment grade rating to minimize credit risk. These investments are exposed to a variety of market risks, including changes in interest rates. The fair value of the Company's investments in debt and equity securities at December 31, 2003 was $6,135,000, and the fair value at June 30, 2004 was $6,175,000. Year-to-date unrealized losses in the fair value of those investments are $222,000 primarily due to recent increases in interest rates. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. Approximately $18,000 was realized as a loss on the sales of such investments during the second quarter.

Since 1995, the Company has repurchased an aggregate of 1,755,978 shares of treasury stock at an average purchase price of $4.13 per share, pursuant to the Company's stock repurchase program. No repurchases were made in the quarter ended June 30, 2004, but the Company may purchase up to an additional 19,022 shares under the current stock repurchase program. The Company may seek an expansion of this program in the future if it believes repurchases continue to be in the best interests of the Company. Expansion of this program would also be funded from cash from operations. We have no immediate plans to declare a dividend in the foreseeable future.

The Company conducts some operations in leased facilities under an operating lease expiring on November 30, 2006. Future minimum rental payments under this lease for the remainder of 2004 are $97,000, $189,000 for 2005, and $171,000 for 2006.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to implement critical accounting policies and to make estimates that could significantly influence the results of operations and financial position. The accounting policies and estimates which significantly influence the results of the Company's operations and its financial position, include revenue recognition policies, the valuation allowance for inventories and accounts receivable, estimates for future losses on product warranties, and policies on accounting for stock-based compensation.

Revenue Recognition. The Company derives revenues from three sources: system sales, part sales, and services. For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer and collection is reasonably assured. The Company's sales are typically not subject to rights of return and, historically, sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services, are accounted for as multiple-element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Revenue related to part sales is recognized when the parts have been shipped, and title and risk of loss have passed to the customer.

Deferred revenue is included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Products generally carry one year of warranty. Once the warranty period has expired, the customer may purchase an extended product warranty typically covering an additional period of one year. Extended warranty billings are generally invoiced to the customer at the beginning of the contract term. Revenue from extended warranties is deferred and recognized ratably over the duration of the contracts. Unearned maintenance and extended warranty revenue is included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

RECENT PRONOUNCEMENTS-SEE NOTE 9 OF ITEM 1

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments.

The fair value of the Company's investments in debt and equity securities at December 31, 2003 and June 30, 2004 was $6,135,000 and $6,175,000, respectively.
Year-to-date unrealized losses in the fair value of those investments is $222,000 primarily due to recent increases in interest rates. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. Approximately $18,000 was realized as a loss on the sales of such investments during the second quarter.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive and financial officers have concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

                           PART II- OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders:

On May 10, 2004 the annual meeting of shareholders of the Company was held and the following matters were approved:

Proposal No. 1 - Election of Directors             For             Withheld
--------------------------------------             ---             --------
         Jack S. Anderson                       2,095,673           266,273
         William W. Botts                       2,385,114             3,832
         Richard W. K. Chapman                  2,095,873           266,073
         Edwin B. King                          2,095,673           266,273

         Craig R. Whited                        2,095,873           266,073

Proposal No. 2 - Ratification of Auditors        For      Against     Abstain
-----------------------------------------        ---      -------     -------
         Grant Thornton LLP                   2,351,802    7,765       2,379

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

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         O. I. CORPORATION
                                                  ------------------------------
                                                               (Registrant)

Date:  August 12, 2004              BY:  /s/ William W. Botts
                                       ----------------------------
                                           William W. Botts
                                           President and
                                           Chief Executive Officer

Date:  August 12, 2004                 BY:    /s/ Juan M. Diaz
                                          ---------------------------------
                                            Juan M. Diaz
                                            Vice President-Corporate Controller
                                            Principal Accounting Officer

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