Form 10-Q
period 2004-09-30
OI CORP
filed 2004-11-10
CIK 73773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2004

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from ____________ to _________________

Commission File Number: 0-6511

                               O. I. CORPORATION
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

      OKLAHOMA                                           73-0728053
---------------------                         ----------------------------------
State of Incorporation                        I.R.S. Employer Identification No.

            151 Graham Road
            P. O. Box 9010
         College Station, Texas                              77842-9010
 ---------------------------------------                     ----------
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

As of November 5, 2004, there were 2,801,009 shares of the issuer's common stock, $.10 par value, outstanding.

                                     INDEX

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - September 30, 2004
                  (Unaudited) and December 31, 2003                                         3

              Condensed Consolidated Statements of Earnings and
                  Comprehensive Income (Unaudited) - Three and Nine Months
                  Ended September 30, 2004 and 2003                                         4

              Condensed Consolidated Statements of Cash Flows
                  (Unaudited) -  Nine Months Ended September 30, 2004 and 2003              5

              Notes to Unaudited Condensed Consolidated Financial Statements                6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   18

     Item 4.  Controls and Procedures                                                      18

PART II - OTHER INFORMATION                                                                18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                O.I. CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                                          SEPT. 30,
                                                                                            2004                  DEC. 31, 2003
                                                                                        -------------             -------------
                                                                                         (Unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                            $       2,883             $       2,869
   Accounts receivable-trade, net of allowance for doubtful accounts of $310
     and $217, respectively                                                                     4,975                     4,360
   Investment in sales-type leases                                                                280                       235
   Investments                                                                                  7,612                     6,135
   Inventories                                                                                  4,111                     3,075
   Current deferred income tax assets                                                             745                       727
   Other current assets                                                                           551                       172
                                                                                        -------------             -------------
            TOTAL CURRENT ASSETS                                                               21,157                    17,573

Investment in unconsolidated investee (Note 8)                                                      -                       976
Property, plant and equipment, net                                                              3,391                     3,434
Investment in sales-type leases, net of current                                                   267                       222
Long-term deferred income tax assets                                                              647                       296
Intangible assets, net                                                                             95                       107
Other assets                                                                                       43                        99
                                                                                        -------------             -------------
            TOTAL ASSETS                                                                $      25,600             $      22,707
                                                                                        =============             =============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                                              $       1,902             $       1,306
   Accrued liabilities                                                                          4,039                     3,162
                                                                                        -------------             -------------
            Total current liabilities                                                           5,941                     4,468

Commitments and contingencies                                                                     ---                       ---

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.10 par value, 3,000 shares authorized, no shares
     issued and outstanding                                                                       ---                       ---
   Common stock, $0.10 par value, 10,000 shares authorized, 4,103 shares
     issued, 2,797 shares and 2,748 shares outstanding, respectively                              410                       410
   Additional paid in capital                                                                   4,327                     4,338
   Treasury stock, 1,307 shares and 1,355 shares respectively, at cost                         (5,707)                   (5,930)
   Retained earnings                                                                           20,550                    19,254
   Accumulated other comprehensive income                                                          79                       167
                                                                                        -------------             -------------
           TOTAL STOCKHOLDERS' EQUITY                                                          19,659                    18,239
                                                                                        -------------             -------------
           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     $      25,600             $      22,707
                                                                                        =============             =============

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPT 30                         SEPT 30
                                                        ---------------------------    ----------------------------
                                                            2004           2003            2004            2003
                                                        ------------   ------------    ------------    ------------
Net revenues:
   Products                                             $      7,091   $      5,998    $     19,326    $     16,645
   Services                                                      665            713           2,153           2,261
                                                        ------------   ------------    ------------    ------------
                                                               7,756          6,711          21,479          18,906
Cost of revenues:
   Products                                                    3,420          3,001           9,403           8,366
   Services                                                      264            470             949           1,243
                                                        ------------   ------------    ------------    ------------
                                                               3,684          3,471          10,352           9,609
Gross profit                                                   4,072          3,240          11,127           9,297

Research and development expenses                                735            661           2,201           1,960
Selling, general & administrative expenses                     2,231          1,870           6,444           5,820
                                                        ------------   ------------    ------------    ------------
Operating income                                               1,106            709           2,482           1,517

Other income, net                                                105            131             318             329
Loss from unconsolidated investee                                 46            ---             208             ---
Impairment of investment in unconsolidated investee
  (Note 8)                                                       768            ---             768             ---
                                                        ------------   ------------    ------------    ------------
Income before income taxes                                       397            840           1,824           1,846

Provision for income taxes                                        46            305             528             684
                                                        ------------   ------------    ------------    ------------
Net income                                              $        351   $        535    $      1,296    $      1,162
                                                        ============   ============    ============    ============
Other comprehensive income, net of tax:

  Unrealized gains (losses) on investments,
   available-for-sale                                            134           (116)            (87)             78
                                                        ------------   ------------    ------------    ------------
Comprehensive income                                    $        482   $        419    $      1,209    $      1,240
                                                        ============   ============    ============    ============
Earnings per share:
        Basic                                           $       0.13   $       0.19    $       0.47    $       0.42
        Diluted                                         $       0.12   $       0.19    $       0.45    $       0.42

Shares used in computing earnings per share:
        Basic                                                  2,793          2,758           2,780           2,757
        Diluted                                                2,872          2,805           2,859           2,785

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       ----------------------------
                                                                           2004            2003
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $      1,296    $      1,162
     Depreciation & amortization                                                401             341
     Impairment of investment in unconsolidated investee                        768              --
     Loss from unconsolidated investee                                          208              --
     Deferred income taxes                                                      420             (57)
     Loss on disposition of property                                             (8)            (23)
     Change in working capital                                               (1,370)            666
                                                                       ------------    ------------
           Net cash flows provided by operating activities                    1,715           2,089

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                                 (2,605)         (3,056)
     Maturities of investments                                                  977             840
     Purchase of property, plant and equipment                                 (353)           (252)
     Proceeds from sales of assets                                               10              14
     Change in other assets                                                      58              --
                                                                       ------------    ------------
           Net cash flows (used in) investing activities                     (1,913)         (2,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock pursuant to exercise
      of employee stock options and employee stock purchase plan                212              65
     Purchase of treasury stock                                                  --            (142)
                                                                       ------------    ------------
           Net cash flows provided by (used in) financing activities            212             (77)
                                                                       ------------    ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                             14            (442)

Cash and cash equivalents at beginning of period                              2,869           3,915
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $      2,883    $      3,473
                                                                       ============    ============

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

2. INVENTORIES.

Inventories are stated at the lower of first-in, first-out cost or market (in thousands):

                       Sept. 30, 2004    Dec. 31, 2003
                       --------------    --------------
Raw Materials          $        3,194    $        2,261
Work in Process                   389               207
Finished Goods                    529               607
                       --------------    --------------
                       $        4,112    $        3,075
                       ==============    ==============

3. COMPREHENSIVE INCOME.

Comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity. The Company's components of comprehensive income are net income and unrealized gains and losses on available-for-sale investments.

4. EARNINGS PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. Weighted average shares for the three and nine months ended September 30, 2004 were 2,793,000 and 2,780,000, respectively. Weighted average shares for the three and nine months ended September 30, 2003 were 2,758,000 and 2,757,000, respectively.

Incremental shares from assumed exercise of dilutive options for the three and nine months ended September 30, 2004 of 79,000 and 80,000, respectively, were added to the weighted average shares used to calculate diluted EPS. Incremental shares from assumed exercise of dilutive options for the three and nine months ended September 30, 2003 of 47,000 and 28,000, respectively, were added to the weighted average shares used to calculate diluted EPS. There were no adjustments made to net income as reported to calculate basic or diluted earnings per share.

For the nine months ended September 30, 2003, options to acquire 133,000 shares of common stock, at a weighted average exercise price of $5.75 per share, were not included in the computation of dilutive earnings per share as their effect would be anti-dilutive. There were no anti-dilutive options outstanding for the three and nine months ending September 30, 2004.

5. STOCK-BASED COMPENSATION.

At September 30, 2004, the Company has three stock-based employee compensation plans: the 2003 Incentive Stock Option Plan from which stock options may be granted, and two expired plans which have options outstanding but under which no further stock options may be granted. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock - based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                  Three Months                 Nine Months
                                                                 Ended Sept 30                Ended Sept 30
                                                            ------------------------    ------------------------
                                                                               (in thousands)
                                                               2004          2003          2004          2003
                                                            ----------    ----------    ----------    ----------
Net income, as reported                                     $      351    $      535    $    1,296    $    1,162
Deduct: Total stock-based compensation expense determined
  under fair value based method for awards granted,
  modified, or settled, net of related tax effects                   4             3            50            34
                                                            ----------    ----------    ----------    ----------
Pro forma net income                                        $      347    $      532    $    1,246    $    1,128
Earnings per share:
     Basic -- as reported                                   $     0.13    $     0.19    $     0.47    $     0.42
     Basic -- pro forma                                     $     0.12    $     0.19    $     0.45    $     0.41
     Diluted -- as reported                                 $     0.12    $     0.19    $     0.45    $     0.42
     Diluted -- pro forma                                   $     0.12    $     0.19    $     0.44    $     0.41

6. INTANGIBLE ASSETS, NET.

Intangible assets, net, consisted of patents relating to technology used in the Company's products. Intangible assets, net, as of September 30, 2004 and December 31, 2003 were approximately $95,000 and $107,000, net of accumulated amortization of $149,000 and $129,000, respectively. Total amortization expense on intangible assets for the three and nine months ended September 30, 2004 and 2003 was approximately $14,000, including $12,000 expense due to abandonment of two patents, and $2,000, and $7,000 and $13,000, respectively. The estimated aggregate amortization expense for the remainder of 2004 and each of the five succeeding fiscal years 2005 to 2008 is approximately $1,000, $5,000, $5,000, $4,000, and $4,000, respectively.

7. PRODUCT WARRANTY LIABILITIES.

The changes in the Company's product warranty liability on September 30, 2004 were as follows:

Liabilities, beginning of year                                    $707
Warranty claims                                                     (4)
                                                                  ----
Liabilities, September 30, 2004                                   $703

8. INVESTMENT IN UNCONSOLIDATED INVESTEE

On October 26, 2004, the Company signed a Letter of Intent to acquire substantially all of the assets of Intelligent Ion, Inc. ("III"), its unconsolidated investee. The acquisition is contingent on satisfactory completion of due diligence by the Company and the negotiation, execution and delivery of a definitive agreement approved by the independent members of the boards of the respective parties and the shareholders of III. The purchase price payment will be reduced by the amount III owes the Company under secured promissory notes. The amount due under such notes as of September 30, 2004 is approximately $280,000.

The acquisition would end the Company's strategic alliance with III to develop and supply products for the Company. Under the contemplated transaction, the Company would acquire the assets, assume development of the product which III was to develop under the strategic alliance, and III would cease its development operations. There can be no assurance that the Company will consummate the acquisition of III assets.

The Company owns 24% of the Series A Preferred Stock of III, which it purchased on December 11, 2003. The original investment in III preferred stock was $1,000,000 and equaled 13.8% ownership of III common shares on a fully diluted basis. The Company accounts for its investment in III using the equity method of accounting. During the nine months ended September 30, 2004, the Company recorded approximately $208,000 in losses from its share of the results of operations of III.

The Company decided to write off the remaining book value of its investment in III, totaling $768,000 as of September 30, 2004 in recognition of an other than temporary decline in its fair value. The Company based its conclusion primarily on III's inability to meet development milestones in a timely manner, and its inability to raise funds necessary for working capital. These conditions along with the potential sale of III's assets to the Company were sufficient to convince the Company that it would not recover any of its remaining equity investment in III.

Other than promissory notes for the $280,500 in prepaid product advances, no other amounts remain on the Company's consolidated balance sheet related to III, as of September 30, 2004. The write-off is a non-cash charge.

9. RECENT PRONOUNCEMENTS.

In December, the FASB issued Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine if a business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity for which either: the equity investors (if any) do not have a controlling financial interest; or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires that all enterprises with a significant variable interest in a VIE make additional disclosures regarding their relationship with the VIE. The interpretation requires public entities to apply FIN 46R to all entities that are considered Special Purpose Entities in practice and under the FASB literature that was applied before the issuance of FIN 46R by the end of the first reporting period that ends after December 15, 2003. Application of the accounting requirements of the interpretation to all other entities is required by the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46R had no effect on the Company's financial statements.

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

Factors that could cause actual results to differ materially include, but are not limited to,

- The Company and Intelligent Ion, Inc. (III) may not reach agreement on the announced purchase and sale of III assets.

- The Company's purchase of III assets, if consumated, may not result in anticipated new products.

- The Company's ability to execute new product development plans and realize expected returns on the cost of such developments.

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

OPERATING RESULTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30,2003

Revenues. Total net revenues for the three months ended September 30, 2004 increased $1,045,000 or 16% to $7,756,000, compared to $6,711,000 for the same period of the prior year. Net revenues increased due to strong sales of the Company's new Eclipse Purge-and-Trap Sample Concentrator, sales of the MINICAMS air-monitoring systems, continuous flow analyzers, the LAN 9000 beverage analyzer, and total organic carbon analyzers (TOC). We believe some portion of these increased sales can be attributed to an increase in the rate of capital spending of our customers in the environmental testing market.

Both domestic revenues and international revenues increased for the quarter ended September 30, 2004, compared to the same period of the prior year. International revenues increased as a percentage of total revenues, as revenues from sales of products into Europe and Asia increased for the three months ended September 30, 2004, compared to the same period of the prior year. During the second quarter of 2004, the Company increased its presence in Asia by opening a representative office in China. We believe that China is a growing market and opening this office will better position to the Company to compete for business in China.

Increases in revenues from products were partially offset by decreases in revenues from services. Revenues from services decreased $48,000 or 7% to $665,000, compared to $713,000 for the same period of the prior year. Revenues from services decreased, compared to the same period of the prior year, primarily due to lower demand for field repair and installation services and the use of third party service providers.

Although we believe that there may have been an increase in the rate of capital spending on the part of our customers in the environmental instrument market for the three months ended September 30, 2004, compared to the same period of the prior year, it is likely that this is a temporary change rather than a fundamental change in direction of a market that has been flat or declining over the past several years. We remain cautiously optimistic about future sales and have identified a number of products and strategies we believe will allow us to grow our business despite this decline, including the acquisition of complementary businesses, the development of new products, development of new applications for our technologies, and the strengthening of our presence in selected geographic markets. No assurance can be given that we will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in growth of the Company's business.

Gross Profit. Gross profit for the three months ended September 30, 2004 increased $832,000, or 26% to $4,072,000, compared to $3,240,000 for the same period of the prior year. Gross profit represented 53% of revenues for the three months ended September 30, 2004, and 48% for the same period of the prior year. The increase in gross profit for the three months ended September 30, 2004, compared to the same period of the prior year, was primarily due to an increase in revenues and improved product mix with more sales of higher margin products manufactured by the Company and less sales of gas chromatography equipment purchased under an original equipment manufacturers supply agreement.

Research and development. R&D expenses for the three months ended September 30, 2004 increased $74,000, or 11% to $735,000, compared to expenses of $661,000 for the same period of the prior year. R&D expenses represented 9% of revenues for the three months ended September 30, 2004 and 10% of revenues for the same period of the prior year. The increase in R&D expenses for the three months ended September 30, 2004 is due to a plan to focus on product development which was announced in the second quarter of 2003. The plan stated our intention to intensify our R&D efforts on updating existing products and to develop new products to serve markets with growth potential greater than the environmental testing market. As stated previously R&D spending will likely increase over historical levels as a dollar amount, and as a percentage of revenues, however, at this time we plan to remain committed to this plan even at the risk of incurring an operating loss on a quarterly or annual basis.

Selling, general, and administrative. SG&A expenses for the three months ended September 30, 2004 increased $361,000, or 19% to $2,231,000, compared to $1,870,000 for the same period of the prior year, primarily due to increases in commissions and sales-related activities, general repairs and maintenance, legal fees related to our investment in III, and advertising activities. Despite the increase in SG&A expense in dollars, SG&A expense remains unchanged as a percentage of revenues for the three months ended September 30, 2004 and 2003 at 28%.

Operating Income. Operating income for the three months ended September 30, 2004 increased $397,000, or 56% to $1,106,000, compared to $709,000 for the same period of the prior year. The increase in operating income for the three months ended September 30, 2004 is primarily due to the increase in revenues from product sales partially offset by an increase in R&D and SG&A expenditures.

Other Income, net. Other income, net, which is comprised of interest and dividend income from investments, interest income from customer leases, and gain/loss from dispositions of Company property, decreased by $26,000, or 20% to $105,000, compared to $131,000 for the same period of the prior year, primarily due to fewer asset sales in the current period.

Loss From Unconsolidated Investee. We incurred a loss from an unconsolidated investee, III, which amounted to $46,000 for the three months ended September 30, 2004. The loss from this unconsolidated investment, accounted for on the equity method, represents our share of the results of operations from our investment in the Series A Preferred Shares of III.

The Company also wrote off the remaining book value of its $1,000,000 investment in III Series A Preferred Stock, resulting in a $768,000 impairment charge to the investment in unconsolidated investee during the three months ended September 30, 2004, due to an other than temporary decline in its fair value. (See Note 8 to Unaudited Condensed Consolidated Financial Statements). The Company has offered, pursuant to a non-binding letter of intent, to buy the assets of III and assume development. Should the contemplated transaction be completed, development work relating to the completion of a product would be classified under R&D expenses, in the company's consolidated income statement. Upon completion of the contemplated transaction the Company plans to offer employment to certain III employees, assume certain consultant contracts, and purchase sublicense rights to certain intellectual property of III; however, this research and development involves experimental technology in the field of mass spectrometry and there is substantial risk that R&D efforts might not result in a commercially viable product. Furthermore, there can be no assurance that the Company will be able to complete the acquisition of III's assets.

Income Before Income Taxes. Income before income taxes for the three months ended September 30, 2004 decreased $443,000, or 53% to $397,000, compared to income of $840,000 for the same period of the prior year. The decrease in income before income taxes for the three months ended September 30, 2004 was primarily due to losses from expense relating to the Company's investment in III offsetting the increase in operating income.

Provision For Income Taxes. Provision for income taxes decreased $259,000 for the three months ended September 30, 2004 to a provision of $46,000 compared to $305,000 for the same period of the prior year. The effective tax rate was 12% for the three months ended September 30, 2004, compared to 36% for the same period of the prior year, primarily due to a decrease in taxable income from an increase in income tax credits for R&D expenditures, foreign sales, and dividends received deductions on income from investments.

Net Income. Net income for the three months ended September 30, 2004 decreased $154,000, or 34% to $351,000, compared to net income of $535,000 in the same period of the prior year. Basic earnings per share was $0.13 and diluted earnings per share was $0.12 for the three months ended September 30, 2004, compared to basic and diluted earnings of $0.19 per share for the same period of the prior year. The decrease in net income for the three months ended September 30, 2004 was primarily due to losses from the investment in III offsetting the increase in operating income.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30,2003

Revenues. Net revenues for the nine months ended September 30, 2004 increased $2,573,000, or 14% to $21,479,000, compared to $18,906,000 for the same period of the prior year. Sales for the three months ended March 31, 2004 were essentially flat, but sales during the three months ended June 30, 2004 and September 30, 2004 increased due to continued demand for the Eclipse Purge-and-Trap Sample Concentrator, MINICAMS air-monitoring systems, continuous flow analyzers, LAN9000 beverage analyzers and TOC analyzers, attributable, in part we believe, to an increase in the rate of capital spending of our customers.

Domestic and international revenues for the nine months ended September 30, 2004 increased compared to the same period of the prior year. Year-to-date international revenues increased primarily due to an increase in sales to Asia.

Gross Profit. Gross profit for the nine months ended September 30, 2004 increased $1,830,000, or 20% to $11,127,000, compared to $9,297,000 for the same period of the prior year primarily due to an increase in revenues and to improved product mix relating to sales of the higher margin products manufactured by the Company, such as MINICAMS and the Eclipse and less sales of gas chromatography equipment purchased under an original equipment manufacturers supply agreement. Gross profit represented 52% for the nine months ended September 30, 2004, compared to 49% of revenues for the same period of the prior year and September 30, 2003, respectively.

Research and Development. R&D expenses for the nine months ended September 30, 2004 increased $241,000, or 12% to $2,201,000, compared to $1,960,000 for the same period of the prior year. R&D expenses represented 10% of revenues for the nine months ended September 30, 2004 and September 30, 2003. The increase in R&D expenses for the nine months ended September 30, 2004 is due to a plan to focus on product development.

Selling, General, and Administrative. SG&A expenses for the nine months ended September 30, 2004, increased $624,000, or 11% to $6,444,000, compared to $5,820,000 for the same period of the prior year primarily due to increases in commissions and sales-related activities, general repairs and maintenance, legal fees related to our investment in III and advertising activities. Despite the increase in SG&A expense in dollars, SG&A expenses decreased as a percentage of revenues to 30% from 31% of revenues for the same period of the prior year, primarily due to the increase in revenues over the same periods.

Operating Income. Operating income for the nine months ended September 30, 2004 increased $965,000 to $2,482,000, compared to $1,517,000 for the same period of the prior year. The increase in operating income for the nine months ended September 30, 2004 was primarily due to an increase in revenues and gross profit from sales of products, including MINICAMS and Eclipse, partially offset by an increase in R&D and SG&A expenses.

Other Income, Net. Other income, net, which is comprised of interest and dividend income from investments, interest income from customer leases, and gain/loss from dispositions of Company property decreased $11,000, or 3% to $318,000, for the nine months ended September 30, 2004, compared to $329,000 for the same period of the prior year.

Loss From Unconsolidated Investee. We incurred a loss from an unconsolidated investee, III, which amounted to $208,000 for the nine months ended September 30, 2004. The loss from this unconsolidated investment represents our share of the results of operations from our investment in the Series A Preferred Shares of III accounted for on the equity method. In addition, an impairment of $768,000 was incurred due to an other than temporary decline in fair value of the investment in III preferred stock (See Note 8 to Unaudited Condensed Consolidated Financial Statements).

Income Before Income Taxes. Income before income taxes decreased $22,000, or 1% to $1,824,000 for the nine months ended September 30, 2004, compared to $1,846,000 for the same period of the prior year. The increase in income before income taxes for the nine months ended September 30, 2004 was primarily due to an increase in product revenues, partially offset by losses from the investment in III.

Provision For Income Taxes. Provision for income taxes decreased $156,000 for the nine months ended September 30, 2004 to a provision of $528,000, compared to $684,000 for the same period of the prior year. The effective tax rate was 29% for the nine months ended 2004, compared to 37% for the nine months ended September 30, 2003, primarily due to income tax credits for R&D expenditures, foreign sales and dividends received deductions for income from investments.

Net Income. Net income for the nine months ended September 30, 2004 increased $134,000, or 12% to $1,296,000, compared to net income of $1,162,000 in the same period of the prior year. Basic earnings per share was $0.47 per share, and diluted earnings per share was $0.45 per share for the nine months ended September 30, 2004, compared to basic and diluted earnings of $0.42 per share for the same period of the prior year. The increase in net income for the nine months ended September 30, 2004 was primarily due to an increase in revenues from sales of products compared to the same period of the prior year, offset by losses from the investment in III.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,883,000 as of September 30, 2004, compared to $2,869,000 as of December 31, 2003. Working capital as of September 30, 2004, increased to $15,216,000, compared to $13,105,000 as of December 31, 2003 primarily due to increases in inventory, cash and cash equivalents, and accounts receivable. Working capital, as a percentage of total assets, was 59% as of September 30, 2004 and 58% at December 31, 2003. The current ratio was 3.56 at September 30, 2004 and 3.93 at December 31, 2003. Total liabilities-to-equity ratio increased to 30% as of September 30, 2004, compared to 25% as of December 31, 2003.

Net cash flows provided by operating activities for the nine months ended September 30, 2004 was $1,715,000, compared to $2,089,000 for the same period of the prior year. The decrease in cash flows provided by operating activities for the first nine months in 2004 was primarily due to an increase in accounts receivable and inventory, resulting from an increase in sales volumes. Net cash flows (used in) investing activities for the nine months ended September 30, 2004 was $(1,145,000), compared to $(2,454,000) for the same period of the prior year. The decrease in cash flows (used in) investing activities resulted from a decrease in purchase of investments and impairment of investment in III. Net cash flows provided by (used in) financing activities for the nine months ended September 30, 2004 was $212,000, compared to $(77,000) for the same period of the prior year. The increase in cash provided by financing activities was primarily due to the issuance of stock to employees pursuant to an increase in the number of employees exercising stock option awards.

We have historically been able to fund working capital and capital expenditures from operations, and expect to be able to finance our 2004 and 2005 working capital requirements from cash on hand and funds generated from operations. However, demand for our products is influenced by the overall condition of the economy in which we sell our products, by the capital spending budgets of our customers and by our ability to successfully meet our customers' expectations. The environmental instrument market in which we compete has been flat or declining over the past several years. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our results of operations and, therefore, harm the primary source of our cash flows.

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

In December 2003, the Company, in a private placement, purchased $1,000,000 of Series A Preferred Stock of III. The investment was made concurrently with the Company's entering into a Product Purchase Agreement with III which was entered into to gain access to technology for use in potential new products and not as an income-earning asset, such as the Company's other investment grade preferred stocks. The Company has recorded losses amounting to $208,000 for the nine months ended September 30, 2004 in these condensed, consolidated financial statements to reflect its share of the results of operations from its investment in III preferred shares. As of September 30, 2004 this investment has been written off as III has ceased its development activities and the Company does not expect to recover any of its original investment. (See Note 8 to Unaudited Condensed Consolidated Financial Statements).

In addition to the investment in III preferred shares, the Company was to provide, pursuant to the Product Purchase Agreement, $1,350,000 for the completion by III of certain product developments according to agreed upon milestones. III met the first three milestones, and the Company paid $280,000 in prepaid product advances, which is included in other current assets in the condensed consolidated balance sheet. As noted, the Company has entered into a non-binding letter of intent to acquire the assets of III. Should this acquisition be consummated, the Company anticipates that prepaid product advances will be credited against the purchase price. If successful in the acquisition, the Company anticipates spending at $1,350,000 the amount anticipated in the product development agreement with III to complete the development of III's product through its own efforts. If the contemplated transaction is completed, the Company will offer employment to certain III employees and attempt to complete the product development originally intended. Such research efforts are experimental and may cost more than planned. Nevertheless, we believe that we have the working capital to maintain our commitment to this development effort.

In the second quarter of 2003, we announced a plan to undertake a more extensive research, development, and engineering effort with the intent of developing products with innovative technologies. The major goals in our efforts are (i) to position the Company to serve new markets, (ii) to increase our position in the beverage market, and (iii) to broaden our product offering in the process analytical instruments market. Our plan to increase research and development will increase R&D expenses. Such expenses will include hiring additional personnel, purchasing supplies and component products for experimental use, outsourcing certain work, and using consulting services. We expect that such expenses will fluctuate quarterly based on the specific activity during the quarter. Increases in R&D efforts may also result in investments in the external development by other third parties in which funding the Company may participate. Such fluctuating expenditures, together with fluctuating revenues, may result in a quarterly or annual operating loss. We believe we have sufficient cash on hand and funds from operations to maintain our commitment to this plan.

The Company invests excess funds generated from operations in money market funds, treasury bills and investment grade securities rated by Moody's or Standard & Poor's. The Company's investment portfolio is primarily invested in short-term securities and preferred stocks with at least an investment grade rating to minimize credit risk. These investments are exposed to a variety of market risks, including changes in interest rates. The fair value of the Company's investments in debt and equity securities at December 31, 2003 was $6,135,000, and the fair value at September 30, 2004 was $7,612,000. Year-to-date unrealized losses in the fair value of some of those investments are primarily due to recent increases in interest rates. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. Approximately $18,000 was realized as a loss on the sales of such investments during the second quarter.

Since 1995, the Company has repurchased an aggregate of 1,755,978 shares of treasury stock at an average purchase price of $4.13 per share, pursuant to the Company's stock repurchase program. No repurchases have been made in 2004, but the Company may purchase up to an additional 19,022 shares under the current stock repurchase program. The Company may seek an expansion of this program in the future if it believes repurchases continue to be in the best interests of the Company. Expansion of this program would also be funded from cash from operations. We have no immediate plans to declare a dividend in the foreseeable future.

The Company conducts some operations in leased facilities under an operating lease expiring on November 30, 2006. Future minimum rental payments under this lease for the remainder of 2004 are $48,000, $189,000 for 2005, and $171,000 for 2006.

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

The fair value of the Company's investments in debt and equity securities at December 31, 2003 and September 30, 2004 was $7,612,000 and $6,175,000,
respectively. Year-to-date unrealized losses in the fair value of some of those investments are primarily due to recent increases in interest rates. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. Approximately $18,000 was realized as a loss on the sales of such investments during the second quarter.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive and financial officers have concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

            (b)   Reports on Form 8-K

                  Form 8-K dated October 26, 2004, regarding material impairment of Intelligent Ion, Inc. Series A Preferred Stock and press release regarding its signing a non-binding Letter of Intent to acquire substantially all the assets of Intelligent Ion, Inc.

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

                                                   O.I. CORPORATION
                                        ----------------------------------------
                                                     (Registrant)

Date: November, 2004               BY:   /s/ William W. Botts
                                       -----------------------------
                                             William W. Botts
                                             President and
                                             Chief Executive Officer
                                             Authorized Officer

Date: November, 2004             BY:   /s/ Juan M. Diaz
                                     --------------------------
                                             Juan M. Diaz
                                             Vice President-Corporate Controller
                                             Principal Accounting Officer

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