Form 10-Q/A
period 2004-09-30
OI CORP
filed 2004-11-12
CIK 73773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               Amendment No. 1 to

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

                                EXPLANATORY NOTE


         We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004 ("Amendment No. 1") to amend our Form 10-Q for the same period initially filed with the Securities and Exchange Commission on November 10, 2004 (the "Initially Filed Form 10-Q"). This Amendment No. 1 replaces the Initially Filed Form 10-Q, which was inadvertently filed without our approval by our Edgarizing service provider. The Initially Filed Form 10-Q was not in its final form, and additional edits and corrections had yet to be made. In the opinion of the Company, none of the edits and corrections made in this Amendment No. 1 materially affect the Initially Filed Form 10-Q.

         All information in this Amendment No. 1 is as of the date of the original filing of the Initially Filed Form 10-Q. No events have occurred subsequent to the date of the Initially Filed Form 10-Q which would require disclosure in this Amendment No. 1.

                                     INDEX

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - September 30, 2004
                  (Unaudited) and December 31, 2003                                         4

              Condensed Consolidated Statements of Income and
                  Comprehensive Income (Unaudited) - Three and Nine Months
                  Ended September 30, 2004 and 2003                                         5

              Condensed Consolidated Statements of Cash Flows
                  (Unaudited) -  Nine Months Ended September 30, 2004 and 2003              6

              Notes to Unaudited Condensed Consolidated Financial Statements                7

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   18

     Item 4.  Controls and Procedures                                                      18

PART II - OTHER INFORMATION                                                                19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                O.I. CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)



                                                                                       SEPT. 30, 2004             DEC. 31, 2003
                                                                                       --------------             -------------
                                                                                         (Unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                            $       2,883             $       2,869
   Accounts receivable-trade, net of allowance for doubtful accounts of $310
     and $217, respectively                                                                     4,975                     4,360
   Investment in sales-type leases                                                                280                       235
   Investments                                                                                  7,612                     6,135
   Inventories                                                                                  4,111                     3,075
   Current deferred income tax assets                                                             745                       727
   Other current assets                                                                           551                       172
                                                                                        -------------             -------------
            TOTAL CURRENT ASSETS                                                               21,157                    17,573

Investment in unconsolidated investee (Note 8)                                                      -                       976
Property, plant and equipment, net                                                              3,391                     3,434
Investment in sales-type leases, net of current                                                   267                       222
Long-term deferred income tax assets                                                              647                       296
Intangible assets, net                                                                             95                       107
Other assets                                                                                       43                        99
                                                                                        -------------             -------------
            TOTAL ASSETS                                                                $      25,600             $      22,707
                                                                                        =============             =============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                                              $       1,902             $       1,306
   Accrued liabilities                                                                          4,039                     3,162
                                                                                        -------------             -------------
            TOTAL CURRENT LIABILITIES                                                           5,941                     4,468

Commitments and contingencies                                                                     ---                       ---

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.10 par value, 3,000 shares authorized, no shares
     issued and outstanding                                                                       ---                       ---
   Common stock, $0.10 par value, 10,000 shares authorized, 4,103 shares
     issued, 2,797 shares and 2,748 shares outstanding, respectively                              410                       410
   Additional paid in capital                                                                   4,327                     4,338
   Treasury stock, 1,307 shares and 1,355 shares respectively, at cost                         (5,707)                   (5,930)
   Retained earnings                                                                           20,550                    19,254
   Accumulated other comprehensive income                                                          79                       167
                                                                                        -------------             -------------
           TOTAL STOCKHOLDERS' EQUITY                                                          19,659                    18,239
                                                                                        -------------             -------------
           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     $      25,600             $      22,707
                                                                                        =============             =============

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPT 30                         SEPT 30
                                                        ---------------------------    ----------------------------
                                                            2004           2003            2004            2003
                                                        ------------   ------------    ------------    ------------
Net revenues:
   Products                                             $      7,091   $      5,998    $     19,303    $     16,645
   Services                                                      665            713           2,176           2,261
                                                        ------------   ------------    ------------    ------------
                                                               7,756          6,711          21,479          18,906
Cost of revenues:
   Products                                                    3,420          3,001           9,403           8,366
   Services                                                      264            470             949           1,243
                                                        ------------   ------------    ------------    ------------
                                                               3,684          3,471          10,352           9,609
Gross profit                                                   4,072          3,240          11,127           9,297

Research and development expenses                                735            661           2,201           1,960
Selling, general & administrative expenses                     2,231          1,870           6,444           5,820
                                                        ------------   ------------    ------------    ------------
Operating income                                               1,106            709           2,482           1,517

Other income, net                                                105            131             318             329
Loss from unconsolidated investee                                (46)           ---            (208)            ---
Impairment of investment in unconsolidated investee
  (Note 8)                                                      (768)           ---            (768)            ---
                                                        ------------   ------------    ------------    ------------
Income before income taxes                                       397            840           1,824           1,846

Provision for income taxes                                        46            305             528             684
                                                        ------------   ------------    ------------    ------------
Net income                                              $        351   $        535    $      1,296    $      1,162
                                                        ============   ============    ============    ============
Other comprehensive income, net of tax:

  Unrealized gains (losses) on investments,
   available-for-sale                                            134           (116)            (87)             78
                                                        ------------   ------------    ------------    ------------
Comprehensive income                                    $        485   $        419    $      1,209    $      1,240
                                                        ============   ============    ============    ============
Earnings per share:
        Basic                                           $       0.13   $       0.19    $       0.47    $       0.42
        Diluted                                         $       0.12   $       0.19    $       0.45    $       0.42

Shares used in computing earnings per share:
        Basic                                                  2,793          2,758           2,780           2,757
        Diluted                                                2,872          2,805           2,859           2,785

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       ----------------------------
                                                                           2004            2003
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $      1,296    $      1,162
     Depreciation & amortization                                                401             341
     Impairment of investment in unconsolidated investee                        768              --
     Loss from unconsolidated investee                                          208              --
     Deferred income taxes                                                      320             (57)
     Loss on disposition of property                                             (8)            (23)
     Change in working capital                                               (1,270)            666
                                                                       ------------    ------------
           Net cash flows provided by operating activities                    1,715           2,089

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                                 (2,605)         (3,056)
     Maturities of investments                                                  977             840
     Purchase of property, plant and equipment                                 (353)           (252)
     Proceeds from sales of assets                                               10              14
     Change in other assets                                                      58              --
                                                                       ------------    ------------
           Net cash flows (used in) investing activities                     (1,913)         (2,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock pursuant to exercise
      of employee stock options and employee stock purchase plan                212              65
     Purchase of treasury stock                                                  --            (142)
                                                                       ------------    ------------
           Net cash flows provided by (used in) financing activities            212             (77)
                                                                       ------------    ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                             14            (442)

Cash and cash equivalents at beginning of period                              2,869           3,915
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $      2,883    $      3,473
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

2. INVENTORIES.

Inventories are stated at the lower of first-in, first-out cost or market (in thousands):

                       Sept. 30, 2004    Dec. 31, 2003
                       --------------    --------------
Raw Materials          $        3,194    $        2,261
Work in Process                   389               207
Finished Goods                    528               607
                       --------------    --------------
                       $        4,111    $        3,075
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

                                                                  Three Months                 Nine Months
                                                                 Ended Sept 30                Ended Sept 30
                                                            ------------------------    ------------------------
                                                                  (in thousands, except per share amounts)
                                                               2004          2003          2004          2003
                                                            ----------    ----------    ----------    ----------
Net income, as reported                                     $      351    $      535    $    1,296    $    1,162
Deduct: Total stock-based compensation expense determined
  under fair value based method for awards granted,
  modified, or settled, net of related tax effects                   4             3            50            34
                                                            ----------    ----------    ----------    ----------
Pro forma net income                                        $      347    $      532    $    1,246    $    1,128
Earnings per share:
     Basic -- as reported                                   $     0.13    $     0.19    $     0.47    $     0.42
     Basic -- pro forma                                     $     0.12    $     0.19    $     0.45    $     0.41
     Diluted -- as reported                                 $     0.12    $     0.19    $     0.45    $     0.42
     Diluted -- pro forma                                   $     0.12    $     0.19    $     0.44    $     0.41

6. INTANGIBLE ASSETS, NET.

Intangible assets, net, consisted of patents relating to technology used in the Company's products. Intangible assets, net, as of September 30, 2004 and December 31, 2003 were approximately $95,000 and $107,000, net of accumulated amortization of $149,000 and $129,000, respectively. Total amortization expense on intangible assets for the three and nine months ended September 30, 2004 and 2003 was approximately $14,000, including $12,000 expense due to abandonment of one patent, and $2,000, and $20,000 and $13,000, respectively. The estimated aggregate amortization expense for the remainder of 2004 and each of the four succeeding fiscal years 2005 to 2008 is approximately $1,000, $5,000, $5,000, $4,000, and $4,000, respectively.

7. PRODUCT WARRANTY LIABILITIES.

The changes in the Company's product warranty liability on September 30, 2004 were as follows (in thousands):

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

The acquisition would end the Company's strategic alliance with III to develop and supply products for the Company. Under the contemplated transaction, the Company would acquire the assets, assume development of the product, which III was to develop under the strategic alliance, and III would cease its development operations. There can be no assurance that the Company will consummate the acquisition of III assets.

The Company owns 24% of the Series A Preferred Stock of III, which it purchased on December 11, 2003. The original investment in III preferred stock was $1,000,000, which equaled 13.8% ownership of III common shares on a fully diluted basis. The Company accounts for its investment in III using the equity method of accounting. During the nine months ended September 30, 2004, the Company recorded approximately $208,000 in losses from its share of the results of operations of III.

The Company decided to write-off the remaining book value of its investment in III, totaling $768,000 as of September 30, 2004 in recognition of an other than temporary decline in its fair value. This condition, along with the potential sale of III's assets to the Company, were sufficient to convince the Company that it would not recover any of its remaining equity investment in III.

Other than promissory notes for the $280,000 in prepaid product advances, no other amounts remain on the Company's consolidated balance sheet related to III, as of September 30, 2004. The write-off is a non-cash charge.

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

- The Company's purchase of III assets, if consummated, may not result in anticipated new products.

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

Both domestic revenues and international revenues increased for the quarter ended September 30, 2004, compared to the same period of the prior year. International revenues increased as a percentage of total revenues, as revenues from sales of products into Europe and Asia increased for the three months ended September 30, 2004, compared to the same period of the prior year. During the second quarter of 2004, the Company increased its presence in Asia by opening a representative office in China. We believe that China is a growing market and opening this office will better position the Company to compete for business in China.

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

Research and development. R&D expenses for the three months ended September 30, 2004 increased $74,000, or 11% to $735,000, compared to expenses of $661,000 for the same period of the prior year. R&D expenses represented 9% of revenues for the three months ended September 30, 2004 and 10% of revenues for the same period of the prior year. The increase in R&D expenses for the three months ended September 30, 2004 is due to a plan to focus on product development, which was announced in the second quarter of 2003. The plan stated our intention to intensify our R&D efforts on updating existing products and to develop new products to serve markets with growth potential greater than the environmental testing market. As stated previously, R&D spending will likely increase over historical levels as a dollar amount, and as a percentage of revenues. We plan to remain committed to this plan even at the risk of incurring an operating loss on a quarterly or annual basis.

Selling, general, and administrative. SG&A expenses for the three months ended September 30, 2004 increased $361,000, or 19% to $2,231,000, compared to $1,870,000 for the same period of the prior year, primarily due to increases in commissions and sales-related activities, general repairs and maintenance, legal fees related to our investment in III, and advertising activities. SG&A expense decreased as a percentage of revenues for the three months ended September 30, 2004 to 29%, compared to 28% for the same period of the prior year.

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

The Company also wrote off the remaining book value of its $1,000,000 investment in III Series A Preferred Stock, resulting in a $768,000 impairment charge to the investment in unconsolidated investee during the three months ended September 30, 2004, due to an other than temporary decline in its fair value. (See Note 8 to Unaudited Condensed Consolidated Financial Statements). The Company has offered, pursuant to a non-binding letter of intent, to buy the assets of III and assume development. Should the contemplated transaction be completed, development work relating to the completion of a product would be classified under R&D expenses, in the Company's consolidated income statement. Upon completion of the contemplated transaction, the Company plans to offer employment to certain III employees, assume certain consultant contracts, and assume or purchase sublicense rights to certain intellectual property of III; however, this research and development involves experimental technology in the field of mass spectrometry, and there is substantial risk that R&D efforts might not result in a commercially viable product. Furthermore, there can be no assurance that the Company will be able to complete the acquisition of III's assets.

Income before income taxes. Income before income taxes for the three months ended September 30, 2004 decreased $443,000, or 53% to $397,000, compared to income of $840,000 for the same period of the prior year. The decrease in income before income taxes for the three months ended September 30, 2004 was primarily due to losses relating to the Company's investment in III offsetting the increase in operating income.

Provision for income taxes. Provision for income taxes decreased $259,000 for the three months ended September 30, 2004 to a provision of $46,000, compared to $305,000 for the same period of the prior year. The effective tax rate was 12% for the three months ended September 30, 2004, compared to 36% for the same period of the prior year, primarily due to a decrease in taxable income from an increase in income tax credits for R&D expenditures, deductions for foreign sales, and dividends received deductions on income from investments.

Net income. Net income for the three months ended September 30, 2004 decreased $184,000, or 34% to $351,000, compared to net income of $535,000 in the same period of the prior year. Basic earnings per share was $0.13 and diluted earnings per share was $0.12 for the three months ended September 30, 2004, compared to basic and diluted earnings of $0.19 per share for the same period of the prior year. The decrease in net income for the three months ended September 30, 2004 was primarily due to losses from the investment in III offsetting the increase in operating income.

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

Gross profit. Gross profit for the nine months ended September 30, 2004 increased $1,830,000, or 20% to $11,127,000, compared to $9,297,000 for the same period of the prior year primarily due to an increase in revenues and improved product mix relating to sales of the higher margin products manufactured by the Company, such as MINICAMS and the Eclipse and less sales of gas chromatography equipment purchased under an original equipment manufacturers supply agreement. Gross profit represented 52% for the nine months ended September 30, 2004, compared to 49% of revenues for the same period of the prior year and September 30, 2003, respectively.

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

Provision for income taxes. Provision for income taxes decreased $156,000 for the nine months ended September 30, 2004 to a provision of $528,000, compared to $684,000 for the same period of the prior year. The effective tax rate was 29% for the nine months ended 2004, compared to 37% for the nine months ended September 30, 2003, primarily due to income tax credits for R&D expenditures, deductions for foreign sales and dividends received deductions for income from investments.

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

Net cash flows provided by operating activities for the nine months ended September 30, 2004 was $1,715,000, compared to $2,089,000 for the same period of the prior year. The decrease in cash flows provided by operating activities for the first nine months in 2004 was primarily due to an increase in accounts receivable and inventory. Net cash flows (used in) investing activities for the nine months ended September 30, 2004 was $(1,913,000), compared to $(2,454,000) for the same period of the prior year. The decrease in cash flows (used in) investing activities resulted from a decrease in purchase of investments. Net cash flows provided by (used in) financing activities for the nine months ended September 30, 2004 was $212,000, compared to $(77,000) for the same period of the prior year. The increase in cash provided by financing activities was primarily due to the issuance of stock to employees pursuant to an increase in the number of employees exercising stock option awards.

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

In December 2003, the Company, in a private placement, purchased $1,000,000 of Series A Preferred Stock of III. The investment was made concurrently with the Company's entering into a Product Purchase Agreement with III, which was entered into to gain access to technology for use in potential new products and not as an income-earning asset, such as the Company's other investment grade preferred stocks. The Company has recorded losses amounting to $208,000 for the nine months ended September 30, 2004 in these condensed, consolidated financial statements to reflect its share of the results of operations from its investment in III preferred shares. As of September 30, 2004, this investment has been written off and the Company does not expect to recover any of its original investment. (See Note 8 to Unaudited Condensed Consolidated Financial Statements).

In addition to the investment in III preferred shares, the Company was to provide, pursuant to the Product Purchase Agreement, $1,350,000 for the completion by III of certain product developments according to agreed upon milestones. III met the first three milestones, and the Company paid $280,000 in prepaid product advances, which is included in other current assets in the Company's condensed consolidated balance sheet. The Company has entered into a non-binding letter of intent to acquire the assets of III. Should this acquisition be consummated, the Company anticipates that prepaid product advances will be credited against the purchase price. If successful in the acquisition, the Company anticipates additional research and development expenditures to complete the development of III's product through its own efforts. If the contemplated transaction is completed, the Company will also offer employment to certain III employees and attempt to complete the product development originally intended. Such research efforts are experimental and may cost more than planned. Nevertheless, we believe that we have the working capital to maintain our commitment to this development effort.

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

The Company invests excess funds generated from operations in money market funds, treasury bills and investment grade securities rated by Moody's or Standard & Poor's. The Company's investment portfolio is primarily invested in short-term securities and preferred stocks with at least an investment grade rating to minimize credit risk. These investments are exposed to a variety of market risks, including changes in interest rates. The fair value of the Company's investments in debt and equity securities at December 31, 2003 was $6,135,000, and the fair value at September 30, 2004 was $7,612,000. Year-to-date unrealized losses in the fair value of some of those investments are primarily due to recent increases in interest rates. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. Approximately $18,000 was realized as a loss on the sales of such investments during 2004.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in accordance with generally accepted accounting principles, requires management to implement critical accounting policies and to make estimates that could significantly influence the results of operations and financial position. The accounting policies and estimates, which significantly influence the results of the Company's operations and its financial position, include revenue recognition policies, the valuation of inventories and accounts receivable, estimates for future losses on product warranties, and stock-based compensation.

Revenue Recognition. The Company derives revenues from three sources: system sales, part sales, and services. For system sales and part sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer and collection is reasonably assured. The Company's sales are typically not subject to rights of return and, historically, sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services, are accounted for as multiple-element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Revenue related to part sales is recognized when the parts have been shipped and title and risk of loss have passed to the customer. Deferred revenue, net of related deferred cost of sales, is presented as unearned revenues in current liabilities in the accompanying condensed consolidated balance sheets.

Products generally carry one year of warranty. Once the warranty period has expired, the customer may purchase an extended product warranty typically covering an additional period of one year. Extended warranty billings are generally invoiced to the customer at the beginning of the contract term. Revenue from extended warranties is deferred and recognized ratably over the duration of the contracts. Unearned maintenance and extended warranty revenue is included in unearned revenues in current liabilities in the accompanying consolidated balance sheets.

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

The fair value of the Company's investments in debt and equity securities at December 31, 2003 and September 30, 2004 was $6,135,000 and $7,612,000,
respectively. Year-to-date unrealized losses in the fair value of some of those investments are primarily due to recent increases in interest rates. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. Approximately $18,000 was realized as a loss on the sales of such investments during 2004.

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

                                                   O.I. CORPORATION
                                        ----------------------------------------
                                                     (Registrant)

Date: November 12, 2004            BY:   /s/ William W. Botts
                                       -----------------------------
                                             William W. Botts
                                             President and
                                             Chief Executive Officer
                                             Authorized Officer

Date: November 12, 2004          BY:   /s/ Juan M. Diaz
                                     --------------------------
                                             Juan M. Diaz
                                             Vice President-Corporate Controller
                                             Principal Accounting Officer

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