Form 10-K
period 2004-12-31
OI CORP
filed 2005-03-23
CIK 73773

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the fiscal year ended:  December 31, 2004

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

                                 TITLE OF CLASS
                     Common Stock, par value $0.10 per share

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

The aggregate market value, as of June 30, 2004, of the common stock (based on the average of bid and asked prices of these shares on NASDAQ) of O. I. Corporation held by non-affiliates was approximately $21,798,973.

The number of shares outstanding of the common stock as of March 14, 2005 was 2,823,137.

                       DOCUMENTS INCORPORATED BY REFERENCE
           Proxy Statement for the 2005 Annual Meeting of Shareholders
   Part III information is incorporated byreference from the Proxy Statement

                                     PART I

ITEM 1. BUSINESS

GENERAL

O. I. Corporation (referred to as "the Company," "we," "our" or "us") was organized in 1963, in accordance with the Business Corporation Act of the State of Oklahoma, as Clinical Development Corporation, a builder of medical and research laboratories. In 1969, the Company moved from Oklahoma City, Oklahoma to College Station, Texas, and the Company's name was changed to Oceanography International Corporation. The Company's name was changed to O.I. Corporation in July 1980; and in January 1989, the Company began doing business as OI Analytical to better align the company name with the products offered and markets served.

O. I. Corporation provides innovative products for chemical analysis. The Company's products perform sample preparation, detection, analysis, measurement, and monitoring applications in food, beverage, pharmaceutical, semiconductor, power generation, chemical, petrochemical, and defense industries. Headquartered in College Station, Texas, the Company's products are sold worldwide by a direct sales force, independent sales representatives, and distributors. The Company's principal business strategy is to direct its product development capabilities, manufacturing processes, and marketing skills toward market niches, which it believes it can successfully penetrate and then assume a leading position. Management continually emphasizes product innovation, improvement in quality and product performance, on-time delivery, cost reductions, and other value-added activities. The Company seeks growth opportunities through technological and product improvement, the development of new applications for existing products, and by acquiring and developing new products, new markets, and new competencies.

The Company's web site is located at www.oico.com. The Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is filed with the Securities and Exchange Commission ("SEC"). These filings are also available through the SEC's website at www.sec.gov.

RECENT DEVELOPMENTS

The Company has historically expanded through internal development of new products and technologies, through the acquisition of technologies, product lines, market positions, competencies, businesses, and through entering into alliances, distributorships, original equipment manufacturer supply agreements
(OEMs), and value added reseller agreements (VARs). Such developments, acquisitions, and agreements have provided the Company additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution.

On December 23, 2004, we completed the purchase of certain assets of Intelligent Ion, Inc. (III), including intellectual property owned or licensed by III, prototype products, software, and research assets. The completion of the purchase terminated the strategic alliance between the Company and III, that included a Product Purchase Agreement to fund III's product development efforts and an investment of $1,000,000 in a Series A Preferred Stock offering by III in December 2003, which was a condition precedent to entering into the Product Purchase Agreement. The purchase marks the Company's entry into the field of mass spectrometry and is consistent with our strategy, announced in 2003, to increase research and development in an effort to bring new and innovative products to market.

Products

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

      Electrolytic Conductivity Detector (ELCD); Photoionization Detector (PID); Flame-Ionization Detector (FID); Tandem PID/ELCD; Tandem PID/FID; Halogen Specific Detector (XSD)(TM); Flame Photometric Detector (FPD); Pulsed Flame Photometric Detector (PFPD); Injectors and Inlets; Eclipse Purge-and-Trap Sample Concentrator (P&T); P&T Autosamplers; Preconcentration and Thermo Desorption Device; Air Tube Concentrators; Volatile Organic Sample Train (VOST); and Multi-Point Sampling Inlet Module.

The Company purchases analytical instruments including GCs and GC mass spectrometers (GC/MS) manufactured by GC companies, including purchases under an OEM agreement with Agilent Technologies, Inc. The Company integrates GC components with GCs and GC/MS to form customized GC analyzer systems including:
VOC (volatile organic carbon) analyzers, BTEX (Benzene, Toluene, Ethylbenzene, and Xylenes) analyzers, pesticide analyzers, fluorinated by-products (FBA) analyzers, continuous emissions monitoring (CEM), continuous air monitoring analyzers for air toxins and VOCs, permeation testing analyzers, and ethyleneoxide analyzers.

The Company configures GC systems in standard and custom configurations to meet market needs in the laboratory, in the field, and on-line. Configured systems can analyze chemical compounds in gas, liquid, or solid matrices using the appropriate components. One such configured continuous air monitoring analyzer is the MINICAM. The MINICAMS product, which is used to monitor, detect, and measure toxic airborne chemical compounds and is used to monitor for the presence of chemical warfare agents such as Mustard (HD), Sarin (GB), Soman
(GD), Tabun (GA), and Lewisite (L). In 2004, the U.S. Government continued acceptance testing of our new automated Continuous Sampling System coupled with the MINICAMS to address new air monitoring levels as promulgated by the Centers for Disease Control and Prevention. The new requirements will significantly lower airborne exposure limits to protect the health and safety of workers and the general population during the disposal and transport of these agents.

TOTAL ORGANIC CARBON ANALYZER SYSTEMS The Company designs, manufactures, markets, and services Total Organic Carbon (TOC) analyzers and related accessories that are used to measure organic and inorganic carbon levels in ultrapure water, drinking water, groundwater, wastewater, soils, and solids. The Company's TOC analyzers are used in testing required by the U.S. Environmental Protection Agency and testing ultrapure water used in U.S. pharmaceutical methods; the manufacturing of semiconductors; power generation; and oceanographic research. TOC products produced by the Company include: High Temperature Persulfate TOC Analyzer, Combustion TOC Analyzer, and TOC Solids Analyzer.

AUTOMATED CHEMISTRY ANALYZERS The Company designs, manufactures, markets, and services Segmented Flow Analyzers (SFA), Flow Injection Analyzers (FIA), and field portable instruments such as the Flow Solution(R) IV, Flow Solution 3000, and CNSolution(TM) 3000 (cyanide analyzer). These instruments perform a wide range of ion analyses, including the measurement of nitrate, nitrite, phosphate, ammonia, chloride, alkalinity, and sulfate in liquids. The Company's CN Analyzer can perform total cyanide analysis in a number of industrial applications including cyanide testing in gold and silver mining, electroplating, metal finishing, and semiconductor operations. The SFA, FIA, and CN Analyzer products may be equipped with autosamplers to enhance productivity.

SAMPLE PREPARATION PRODUCTS AND SYSTEMS The Company designs, manufactures, markets, and services sample preparation instrumentation used to prepare sample matrices for analysis. The most time-consuming part of chemical analysis is sample preparation. Procedures, techniques, and instruments that can reduce total sample preparation time are highly desirable for analysis of chemical compounds. The Company's sample preparation products and systems include Microwave Digestion Systems and Gel Permeation Chromatography (GPC) Systems.

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

      CONTINUOUS REFRIGERANT MONITORS are used by the chiller/refrigerant industry for the rapid detection of low-level refrigerant leaks and for monitoring carbon monoxide gas in parking garage applications. These instruments can monitor for all refrigerants including CFCs (chlorofluorocarbons), HFCs (hydrofluorocarbons), HCFCs (hydrochloro-fluorocarbons), and ammonia and meet ASHRAE (American Society of Heating, Refrigerating, and Air-conditioning Engineers) 15-2001 Safety Code Requirements.

      BEVERAGE ANALYZERS are used on-line and in the laboratory to measure dissolved Brix (sugar), diet syrup, and carbon dioxide in beverages. This equipment is currently used in soft-drink bottling plants, breweries, and wineries.

SALES BY LOCATION

All of the Company's assets are located in the United States, and all sales are conducted in U.S. dollars. Estimated net revenues attributable to the United States, export revenues as a group, and the number of countries in which export revenues were generated, are as follows:

 $ in thousands                      2004           2003           2002           2001           2000
----------------                   --------       --------       --------       --------       --------
Net Revenues:
   United States                   $ 20,075       $ 18,442       $ 17,699       $ 21,231       $ 19,402
   Export                             8,405          6,764          5,984          4,638          4,999
                                   --------       --------       --------       --------       --------
       Total                       $ 28,480       $ 25,206       $ 23,683       $ 25,869       $ 24,401
                                   ========       ========       ========       ========       ========

% Net Revenues:
   United States                         70%            73%            75%            82%            80%
   Export                                30%            27%            25%            18%            20%
                                   --------       --------       --------       --------       --------
       Total                            100%           100%           100%           100%           100%
                                   ========       ========       ========       ========       ========

Number of countries-export               64             62             70             58             61

Sales to the Asia-Pacific region were approximately 16% of net revenues for 2004 and 13% of net revenues for 2003; and sales to the European-African region were approximately 10% of net revenues for 2004 and 13% of net revenues for 2002; however, sales did not exceed 10% of revenues to any particular international geographic area for any of the years 2001 or 2000.

For additional financial information, including financial information for the last three years on total assets, please see "Item 8. Financial Statements and Supplementary Data" and the notes to the consolidated financial statements included in this annual report.

MANUFACTURING

The Company manufactures products by using similar techniques and methods at two locations in the U.S. The Company's manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, and calibration and validation of configured systems. The Company's products have been certified pursuant to safety standards by one or more of the following agencies: Underwriters Laboratories (UL), Canadian Standards Association (CSA), and/or the European Committee for Electrotechnical Standardization (CE). These agencies and others also certify that instruments meet certain performance standards and that advertised specifications are accurate. The Company has obtained and maintains ISO 9001 certification for its College Station, Texas and its Birmingham, Alabama, manufacturing operations.

MARKETING

The Company markets and sells analytical components and systems that it manufactures and that are purchased for resale, provides on-site installation and support services, and distributes expendables and accessories required to support the operation of products sold. The Company sells its products domestically to end users through a direct sales channel, manufacturers' representatives, distributors and resellers, and internationally through independent manufacturers' representatives and distributors. The Company's marketing program for its products and services, both domestically and internationally, includes advertising, direct mail, seminars, trade shows, telemarketing, and promotion on the Company's Internet web site at www.oico.com.

TECHNICAL SUPPORT

The Company employs a technical support staff that provides on-site installation, service, and after-sale support of its products in an attempt to ensure customer satisfaction. The Company offers training courses, publishes technical bulletins containing product repair information, parts lists, and application support information for customers. Products sold by the Company generally include a 90-day to one-year warranty. Customers may also purchase extended warranty contracts or service contracts that provide coverage after the expiration of the initial warranty. The Company installs and services its products through its field service personnel and through third party contractors in the United States and Canada and through distributors and manufacturers' representatives internationally.

RESEARCH AND DEVELOPMENT

The analytical instrumentation industry is subject to rapid changes in technology. The Company's success is heavily dependent on its ability to continually improve its existing products, advance and broaden employed technologies, increase product reliability, improve product performance, improve handling of data produced from analysis, reduce the physical size of the product, reduce cycle time of analysis, and maintain or reduce product cost. Research and development costs, relating to both present and potential future products, are expensed as incurred, and such expenses were $2,998,000 in 2004, plus $483,000 of acquired in-process research and development, $2,698,000 in 2003, and $2,246,000 in 2002. The Company actively pursues development of potential new products, including custom-configured GC systems and components, instrument control and data reporting software systems, dedicated analyzers, including TOC and ion analyzers, on-line beverage monitors, and continuous air monitoring systems.

PATENTS

The Company holds both U.S. and international patents and has both U.S. and international patent applications pending. The Company currently holds 29 patents as of year-end 2004, which expire between the years 2005 and 2023, compared to 30 patents in the prior year. As a matter of policy, the Company vigorously pursues and protects its proprietary technology positions and seeks patent coverage on technology developments that it regards as material and patentable. While the Company believes that all of its patents and applications have value, its future success is not dependent on any single patent or application.

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

EMPLOYEES

As of December 31, 2004, the Company had 151 full-time employees. The Company employs scientists and engineers who research and develop potential new products. To protect the Company's proprietary information, the Company has confidentiality agreements with its employees who come in contact with such information. None of the Company's employees are covered by a collective bargaining agreement. Management believes that relations between the Company and its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 10 of Part III of this annual report on Form 10-K.

ENVIRONMENTAL REGULATIONS

The Company believes it is in compliance with federal, state, and local laws and regulations involving the protection of the environment. The Company routinely handles small amounts of materials that might be deemed hazardous. Hazardous materials are primarily introduced into the Company's products by end users rather than by the Company. The Company believes there will be no material effect upon its capital expenditures, earnings, and competitive position caused by its compliance with federal, state, or local provisions regulating the discharge of materials into the environment or relating to the protection of the environment. However, to the extent that analytical instruments designed and manufactured by the Company for environmental analysis are purchased by its customers to assist them in complying with environmental regulations, changes to these regulations could affect demand for some of the Company's products.

SOURCES OF RAW MATERIALS

The Company produces its products from raw materials, component parts, and other supplies that are generally available from a number of different sources. The Company has few long-term contracts with suppliers. For certain purchased materials, the Company has developed preferred sources on the basis of quality and service. Several purchased components are supplied by single source suppliers. There can be no assurance that these preferred or single sources will continue to make materials available in sufficient quantities, at prices, and on other terms and conditions that are adequate for the Company's needs. However, there is no indication that any of these preferred or single sources will cease to do business with the Company. The Company believes that in the event of any such cessation, adequate alternate sources would be available, although perhaps at increased costs to the Company, or that the risk of cessation is only significant to the Company's older products for which the Company plans to discontinue manufacturing and support and that have been or will be replaced by newer versions. The Company uses sub-contractors to manufacture certain components of its products. Subcontractors often are small businesses that can be affected by economics and other factors that would impact their ability to be a reliable supplier. Substitute suppliers and/or components may require reconfiguration of products, which might result in significant product changes in the view of customers, ultimately resulting in the Company having discontinued such products.

BACKLOG OF OPEN ORDERS

The Company's backlog of orders on December 31, 2004 was approximately $4,402,000, compared to $3,172,000 on December 31, 2003 and $5,327,000 on
December 31, 2002. The Company's policy is to include in its backlog only purchase orders or production releases that have firm delivery dates in the twelve-month period following December 31, 2004. Recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors. The Company anticipates that substantially all of its present backlog of orders will be shipped or completed during 2005.

SEASONALITY

The Company believes that the demand for its products is not subject to significant seasonal variations, except that historically environmental markets are slower in the first and fourth quarters and governmental markets are stronger in the third quarter.

CUSTOMERS

The Company's customers include various military agencies of the U.S. Government, industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities, environmental testing laboratories, beverage bottlers, and chiller-refrigerant companies. Sales to the U.S. Government accounted for approximately 11% of revenues in 2004, no single customer accounted for more than 10% of revenues in 2003, and sales to Parsons Infrastructure & Technology Group, Inc. accounted for approximately 10% of revenues in 2002. Federal, state, and municipal governments and public and private research institutions in the aggregate accounted for 24% of revenues in 2004, 20% of revenues in 2003, and 17% of revenues in 2002. A decrease in sales to these groups could have a material adverse impact on the Company's results of operations. Export sales accounted for 30% of revenues in 2004, compared to 27% of revenues in 2003, and 25% of revenues in 2002.

ITEM 2. PROPERTIES

The Company owns a facility with space of approximately 68,650 sq.ft. located on
11.29 acres of land in College Station, Texas, and has good title, free of any encumbrances. The Company leases approximately 20,000 sq.ft. of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring in December 2006. The Company also leases 500 sq.ft. of office space in Edgewood, Maryland, under a lease, which can be renewed annually, and 5,144 sq. ft. of office space in Seattle, Washington under a six-month lease. The Company believes that its facilities are in good condition and are suitable for its present operations and that suitable space is readily available for expansion or if any of its leases are not extended.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK MARKET INFORMATION The Company's common stock trades on the NASDAQ Stock Market under the symbol: OICO. Information below is contained in a statistical report obtained from the National Association of Securities Dealers, Inc. (NASD). The ranges of high and low trade prices per share of the Company's common stock for each quarterly period during fiscal 2004 and 2003 were as follows:

                               2004                    2003
                       -------------------      ------------------
                         High       Low           High       Low
                       --------   --------      --------    ------
First Quarter          $   8.89   $   7.45      $   4.45    $ 3.50
Second Quarter             9.03       7.85          5.50      3.20
Third Quarter              9.25       7.99          6.12      4.86
Fourth Quarter            11.55       8.54          8.90      5.61

NOTE: The above quotations represent prices between dealers, do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

DIVIDENDS The Company has never paid dividends on the Common Stock, and management does not anticipate paying any dividends in the foreseeable future.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK As of March 14, 2005, there were approximately 809 holders of record of the Company's Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

All existing equity compensation plans have been approved by security holders.

                                              Number of securities        Weighted average          Number of
                                               to be issued upon         exercise price of         securities
                                                  exercise of               outstanding             remaining
                                              outstanding options,       options, warrants,       available for
             Plan Category                    warrants and rights            and rights          future issuance
                                                      (a)                       (b)                    (c)
--------------------------------------        --------------------       ------------------      ----------------
Employee Stock Purchase Plan                           --(1)                        --(1)           136,825

2003 Incentive Compensation Plan                   68,800                  $      7.29              279,000

1993 Incentive Compensation Plan                  188,605                  $      4.56                   --(2)

1987 Amended and Restated Stock
   Option and SAR Plan                             15,300                  $      3.46                   --(2)
                                                  -------                  -----------              -------

                                                  272,705                  $      5.20              415,825
                                                  =======                  ===========              =======

      1) Employees eligible to participate in the Employee Stock Purchase Plan may purchase shares of the Company's stock on a regular basis through payroll deductions. The price of the shares to the employees equals the average of the bid and ask price of the last five days of each fiscal quarter.

      2) Both the 1987 and 1993 Incentive Compensation Plans have expired and no new securities may be issued.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the Company's selected historical financial data for each of the five years in the period ended December 31, 2004. The selected historical financial data set forth below has been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

($ in thousands except per share amounts)        2004           2003          2002          2001           2000
-------------------------------------------    ----------    ----------     ---------     ----------     --------
Income statement data:
----------------------
Net revenues                                   $   28,480    $   25,206     $  23,683     $   25,869     $ 24,401
Impairment of intangible assets                        --            --           346             --          960
Acquired in-process research and
development                                           483            --            --             --           --
Loss from unconsolidated investee                     208            24            --             --           --
Impairment of investment in
unconsolidated investee                               768            --            --             --           --
Income before income taxes                          2,218         2,385           871          2,963          978
Net income                                          1,762         1,635           658          2,006          616
Diluted earnings per share                     $     0.61    $     0.58     $    0.24     $     0.74     $   0.21

Balance sheet data:
-------------------
Total assets                                   $   25,387    $   22,707     $  20,982     $   19,391     $ 17,905
Working capital                                    15,989        13,105        12,355         11,478        8,983
Stockholders' equity                               20,187        18,239        16,551         15,849       13,796

Common size income statement data:
----------------------------------
Net revenues                                        100.0%        100.0%        100.0%         100.0%       100.0%
Cost of revenues                                     49.2          52.7          56.1           52.6         55.0
                                               ----------    ----------     ---------     ----------     --------
    Gross profit                                     50.8          47.3          43.9           47.4         45.0

Selling, general, and administrative
expenses                                             28.9          28.7          30.7           28.9         30.4
Research and development expenses                    10.5          10.7           9.5            8.3          8.0
Acquired in-process research and
development                                           1.7           0.0           0.0            0.0          0.0
Impairment of intangible assets                       0.0           0.0           1.4            0.0          4.0
                                               ----------    ----------     ---------     ----------     --------
    Operating income                                  9.7           7.9           2.3           10.2          2.6
Interest and other income, net                        1.5           1.6           1.3            1.3          1.4
Loss from unconsolidated investee                     0.7           0.1           0.0            0.0          0.0
Impairment of investment in
unconsolidated investee                               2.7           0.0           0.0            0.0          0.0
                                               ----------    ----------     ---------     ----------     --------
    Income before income taxes                        7.8           9.4           3.6           11.5          4.0
Provision for income taxes                            1.6           2.9           0.9            3.7          1.5
                                               ----------    ----------     ---------     ----------     --------
    Net income                                        6.2%          6.5%          2.7%           7.8%         2.5%
                                               ==========    ==========     =========     ==========     ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to implement critical accounting policies and to make estimates that could significantly influence the results of operations and financial position. The accounting policies and estimates, which significantly influence the results of the Company's operations and its financial position, include revenue recognition policies, the valuation allowance for inventories and accounts receivable, evaluation of the impairment of and estimated useful lives of intangible assets, and estimates for future losses on product warranties.

REVENUE RECOGNITION The Company derives revenues from three sources: system sales, part sales, and services. For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer, and collection is reasonably assured. The Company's sales are typically not subject to rights of return, and, historically, sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services are accounted for as multiple-element arrangements, where the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Deferred revenue from such system sales is presented as unearned revenues in accrued liabilities in the accompanying consolidated balance sheets.

Our products generally carry one year of warranty. Once the warranty period has expired, the customer may purchase an extended product warranty typically covering an additional period of one year. Extended warranty billings are generally invoiced to the customer at the beginning of the contract term. Revenue from extended warranties is deferred and recognized ratably over the duration of the contract. Unearned extended warranty revenue is included in unearned revenues in accrued liabilities in the accompanying consolidated balance sheets.

ACCOUNTS RECEIVABLE The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments and for estimated sales returns. Customers may not make payments or may return products due to a variety of reasons including deterioration of their financial condition or dissatisfaction with the Company's products. Management makes regular assessments of doubtful accounts and uses the best information available, including correspondence with customers and credit reports. If the Company determines that there is impairment in the ability to collect payments from customers, additional allowances may be required. Certain distributors or manufacturer's representatives in growing geographic areas, on management approval, may exceed credit limits to accommodate financial growth. Historically, the Company has not experienced significant bad debt losses, but the Company could experience increased losses if general economic conditions of its significant customers or any of the markets in which it sells its products were to deteriorate. This could result in the impairment of a number of its customers' ability to meet their obligations, or if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts.

INVENTORIES Inventories consist of electronic equipment and various components. The Company operates in an industry where technological advances or new product introductions are a frequent occurrence. Either one of these occurrences can significantly impair customer demand for a portion of the Company's inventory on hand, making it obsolete. The Company regularly evaluates its inventory and maintains a reserve for inventory obsolescence and excess inventory. As a policy, the Company provides a reserve for products with no movement in six months or more and which management determines, based on available market information, are no longer saleable. The Company also applies subjective judgment in the evaluation of the recoverability of the rest of its inventory based upon known and expected market conditions and company plans. If the Company's competitors were to introduce a new technology or product that renders a product sold by the Company obsolete or unnecessary, it could have a significant adverse effect on the Company's future operating results and financial position.

The Company had changes in required reserves in recent periods due to discontinuation of certain product lines and obsolescence related to new product introductions, as well as declining market conditions. As a result, the Company incurred net inventory charges of approximately $200,000 during fiscal 2002, approximately $151,000 during fiscal 2003 and approximately $42,000 in fiscal 2004.

INTANGIBLE ASSETS The Company's intangible assets primarily include product patents. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, as required. Accordingly, the Company reviews the recoverability and estimated useful lives of other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During the quarter ended September 30, 2002, the Company completed an evaluation of the future prospects of certain products and determined that certain related intangible assets amounting to approximately $346,000 were impaired and written off by a charge to expense for the period ended December 31, 2002.

The intangible assets acquired from III in December 2004 consisted of patents and licenses. The majority of the purchase price was allocated to acquired in-process research & development as the technological feasibility of the in-process technology had not been established and the technology had no alternative future use.

PRODUCT WARRANTIES Products are sold with warranties ranging from 90 days to one year, and extended warranties may be purchased for some products. The Company establishes a reserve for warranty expenditures and then adjusts the amount of reserve, annually, if actual warranty experience is different than accrued. The Company makes estimates of these costs based on historical experience and on various other assumptions including historical and expected product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

RESULTS OF OPERATIONS

The following table summarizes the results of the Company's operations for each of the past three years. All percentage amounts were calculated using the underlying data in thousands.

                                                                   For the Years Ended December 31,
                                                    -------------------------------------------------------------
                                                               Percentage                Percentage
                                                                Increase                  Increase
                                                     2004      (Decrease)       2003     (Decrease)        2002
                                                    --------   ----------     --------   ----------      --------
Total net revenues                                  $ 28,480      13%         $ 25,206          6%       $ 23,683
Total cost of revenues                                14,012       5%           13,286          0%         13,279
                                                    --------                  --------                   --------
Gross profit                                          14,468      21%           11,920         15%         10,404
Selling, general, and administrative expenses          8,219      14%            7,225         (1%)         7,258
Research and development expenses                      2,998      11%            2,698         20%          2,246
Acquired in-process research and development             483     100%               --         --              --
Impairment of intangible assets                           --      --                --       (100%)           346
                                                    --------                  --------                   --------
Operating income                                       2,768      39%            1,998        261%            554
Interest and other income                                426       3%              412         30%            317
Loss from unconsolidated investee                       (208)    766%              (24)       100%             --
Impairment of investment in unconsolidated
investee                                                (768)    100%               --       --                --
                                                    --------                  --------                   --------
Income before income taxes                             2,218      (7%)           2,385        174%            871
Provision for income taxes                               456     (39%)             750        252%            213
                                                    --------                  --------                   --------
Net income                                             1,762       8%            1,635        148%            658
                                                    ========                  ========                   ========
Diluted earnings per share                             $0.61       5%         $   0.58        142%          $0.24

2004 Compared to 2003
---------------------

NET REVENUES

Total net revenues for the year ended December 31, 2004 increased $3,274,000, or 13%, to $28,480,000, compared to $25,206,000 for the same period of the prior year. Net revenues increased due to strong sales of the Company's new Eclipse Purge-and-Trap Sample Concentrator, MINICAMS air-monitoring systems, continuous flow analyzers, the LAN 9000 beverage analyzer, and Total Organic Carbon analyzers (TOC). In 2004 our LAN 9000 On-Line Beverage Monitor sales increased, and were highlighted by a sales win to install new monitors at a major soft drink producer's premier bottling plant located near its headquarters. The LAN 9000 measures Brix, diet, and carbon dioxide in beverage process streams. The Eclipse, our new generation P&T sample concentrator, was well accepted by customers in 2004, including the China Environmental Protection Agency. We continued to add accessories to the product line, including two autosamplers, one for water and one for a combination of water and soil, an Automated Multipoint Process Sampler (AMPS) module for 24-hour automated monitoring of municipal or process water supplies, and a productivity-enhancing device, the pH Express(TM).

Both domestic revenues and international revenues increased for the year ended December 31, 2004, compared to the same period of the prior year. International revenues increased as a percentage of total revenues, as sales into Europe and Asia increased for the year ended December 31, 2004, compared to the same period of the prior year. During the second quarter of 2004, the Company increased its presence in Asia by opening a representative office in China. We believe that China is a growing market and opening this office will better position the Company to compete for business in China.

Increases in revenues from products were partially offset by decreases in revenues from services. Revenues from services decreased $78,000, or 3% to $2,918,000, compared to $2,996,000 for the same period of the prior year. Revenues from services decreased, compared to the same period of the prior year, primarily due to lower revenues from field repair and installation services.

Although net revenues may have increased for the year ended December 31, 2004, compared to the same period of the prior year, the environmental instrument market has been flat or declining over the past several years. Furthermore, improvement in the performance of some products is still offset by the below-expectations performance of certain other products. The Company continues to encounter strong competition and continues to seek improved distribution strategies for certain products in some channels and markets. We remain cautiously optimistic about future sales and have identified a number of products and strategies we believe will allow us to grow our business despite this decline, including the acquisition of complementary businesses, the development of new products, development of new applications for our technologies, and the strengthening of our presence in selected geographic markets. No assurance can be given that we will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in growth of the Company's business.

Neither inflation nor changing prices have had a material impact on the Company's net revenues over the past three fiscal years.

GROSS PROFIT Gross profit for the year ended December 31, 2004 increased $2,548,000, or 21% to $14,468,000, compared to $11,920,000 for the same period of the prior year. Gross profit represented 50.8% of revenues for the year ended December 31, 2004, and 47.3% for the same period of the prior year. The increase in gross profit for the year ended December 31, 2004, compared to the same period of the prior year, was primarily due to an increase in revenues and improved product mix with more sales of higher margin, newer products manufactured by the Company, and less sales of gas chromatography equipment purchased under an original equipment manufacturers supply agreement.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES R&D expenses for the year ended December 31, 2004 increased $300,000, or 11% to $2,998,000, compared to expenses of $2,698,000 for the same period of the prior year. R&D expenses represented 10.5% of revenues for the year ended December 31, 2004 and 10.7% of revenues for the same period of the prior year. The increase in R&D expenses for the year ended December 31, 2004 was due to a plan to focus on product development, which was announced in the second quarter of 2003. The plan stated our intention to intensify our R&D efforts on updating existing products and to develop new products to serve markets with growth potential greater than the environmental testing market. As stated previously, R&D spending will likely increase over historical levels as a dollar amount, and as a percentage of revenues. At this time, we plan to remain committed to this plan even at the risk of incurring an operating loss on a quarterly or annual basis.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES SG&A expenses for the year ended December 31, 2004 increased $994,000, or 14% to $8,219,000, compared to $7,225,000 for the same period of the prior year, primarily due to increases in compensation and other related expenses, bad debt expense, accounting and other professional fees. SG&A expense increased in dollars, as well as a percentage of revenues for the years ended December 31, 2004 to 28.9% compared to 28.7% in 2003.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT On December 23, 2004, we completed the acquisition of certain assets of III, including intellectual property owned and licensed by III, and prototype products. See Note 2 to the Consolidated Financial Statements for more detail of the transaction. The purchase price was assigned to the fair value of the assets acquired, including the in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, we expensed the entire amount of the in-process research and development of $483,000 at the date of the acquisition.

The key assumptions underlying the valuation of acquired in-process research and development are as follows:

Project Name:                                                   Portable GC Mass spectrometer
Percent completed as of acquisition date:                       20%-30%
Estimated costs to complete technology at acquisition date:     $1,500,000
Risk-adjusted discount rate:                                    20%
First period expected revenue:                                  Calendar Year 2006

The development of the acquired technology into a commercial product or products remains highly dependent on the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for a new product, and significant competitive threats from several companies. The nature of the efforts to develop this technology into a commercially viable product consists primarily of research planning, designing, experimenting, and testing activities necessary to determine that the technology can meet market expectations, including functionality and technical requirements. Failure of our research efforts to prove that the technology will function for the intended purpose or to bring a product to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the future prospects of these R&D efforts. First period of expected revenues should not be relied on as a commitment or indication of product introduction date.

Subsequent to the acquisition of these assets, there have been no significant developments related to the current status of the acquired in-process research and development that would result in material changes to the assumptions.

Failure to achieve the expected levels of revenue and net income from a product or products based on this technology will negatively impact the return on investment expected at the time that the purchase was completed and may result in impairment charges to the $105,000 of other intangible assets acquired.

OPERATING INCOME Operating income for the year ended December 31, 2004 increased $770,000, or 39% to $2,768,000, compared to $1,998,000 for the same period of the prior year. The increase in operating income for the year ended December 31, 2004 is primarily due to the increase in revenues from product sales partially offset by an increase in R&D activity, SG&A expenditures, and from III in-process research and development expense acquired.

INTEREST AND OTHER INCOME Other income, net, which is comprised of interest and dividend income from investments, interest income from customer leases, and gain/loss from dispositions of Company property, increased by $14,000, or 3% to $426,000, compared to $412,000 for the same period of the prior year, primarily due to more interest income from investments.

LOSS FROM AND IMPAIRMENT OF INVESTMENT IN UNCONSOLIDATED INVESTEE We incurred a loss of $208,000 relating to the write off of the losses from our investment in III, an unconsolidated investee, an investment which was a condition precedent to entering into the Product Purchase Agreement. The Company recognized a $768,000 impairment charge relating to its investment in the unconsolidated investee during the quarter ended September 30, 2004, due to an other than temporary decline in its fair value. (See Note 2 to the Consolidated Financial Statements).

INCOME BEFORE INCOME TAXES Income before income taxes for the year ended December 31, 2004 decreased $167,000, or 7% to $2,218,000, compared to income of $2,385,000 for the same period of the prior year. The decrease in income before income taxes for the year ended December 31, 2004, was primarily due to losses relating to the Company's investment in III amounting to approximately $1,459,000 offsetting the increase in operating income.

PROVISION FOR INCOME TAXES Provision for income taxes decreased $294,000 for the year ended December 31, 2004 to a provision of $456,000, compared to $750,000 for the same period of the prior year. The effective tax rate was 20.5% for the year ended December 31, 2004, compared to 31.5% for the same period of the prior year, primarily due to a decrease in taxable income resulting from an increase in income tax due to deductions for R&D expenditures, foreign sales, dividends received from investments, employee incentive stock option exercises and effects of state tax true ups.

NET INCOME Net income for the year ended December 31, 2004, increased $127,000, or 8% to $1,762,000, compared to net income of $1,635,000 in the same period of the prior year, primarily due to increase in revenues from product sales and decrease in provision for income taxes partially offset by losses from our investment in and acquisition of assets from III.

BASIC AND DILUTED EARNINGS PER SHARE Basic earnings per share was $0.63, and diluted earnings per share was $0.61 for the year ended December 31, 2004, compared to basic and diluted earnings of $0.59 and $0.58 per share, respectively, for the same period of the prior year.

2003 Compared to 2002
---------------------

NET REVENUES

Total net revenues for the year ended December 31, 2003 increased 6%, or $1,523,000, to $25,206,000, compared to $23,683,000 for the same period of the prior year, primarily due to increases in revenues from GC components and systems, MINICAMS air-monitoring systems, and the introduction of new products partially offset by decreases in sales or flat sales of other products.

Net revenues from customer services, including rentals of the Company's products, decreased in 2003, compared to the prior year, due to a decrease in new product installations and factory repair services performed, partially offset by an increase in customer training and on-site repair services performed.

Export revenues increased 13% in 2003 to $6,764,000, compared to $5,984,000 in the prior year. Sales of air-monitoring systems, GC systems and components, TOC analyzers and beverage analyzers all increased, primarily due to increased demand for organic volatile and inorganic nutrient monitoring solutions within the environmental and industrial client base.

GROSS PROFIT Gross profit, as a percentage of net revenues, increased to 47.3% in 2003, compared to 43.9% in the prior year. Gross profit in dollars increased 15%, or $1,516,000, to $11,920,000 in 2003, compared to $10,404,000 in the prior year. The increase in gross profit dollars and gross profit margin for 2003, compared to the prior year, was primarily due to increases in revenues combined with an improvement in sales mix for the period, and a decrease in manufacturing and warranty costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES SG&A expenses were $7,225,000 in 2003, or 28.7% of revenues, compared to $7,258,000 in the prior year, or 30.7% of revenues. SG&A expenses decreased in 2003 compared to the prior year primarily due to improvements in efficiency in selling and product support, partially offset by increases in administrative expenses. The Company continued to incur increased administrative expense for professional goods and services to assess and react to the changes in securities laws, including the Sarbanes-Oxley Act and the corporate governance rules of the NASDAQ.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES R&D expenditures increased 20% to $2,698,000, or 10.7% of revenues in 2003, compared to $2,246,000, or 9.5% of revenues in the prior year. The increase in R&D expenses is due to a plan to increase focus and spending on product development.

IMPAIRMENT OF INTANGIBLE ASSETS There were no charges for impairments of intangible assets in 2003 compared to

$346,000 in the prior year. During the quarter ended September 30, 2002, the Company completed an evaluation of the future prospects of certain products, and as a result of these decisions, the Company determined that certain intangible assets amounting to approximately $346,000 were impaired. The impaired intangible assets were from prior acquisitions and consisted primarily of acquired trade names and patents that were no longer used.

INTEREST AND OTHER INCOME Interest and other income increased 30% in 2003 from the prior year. The increase in other income in 2003 was primarily due to an increase in dividends on preferred stock investments due to a higher average invested balance, partially offset by the Company's share of losses from its investment in III.

INCOME BEFORE INCOME TAXES Income before income taxes increased 174%, or $1,514,000, to $2,385,000 in 2003 from $871,000 in the prior year primarily due to an increase in revenues from sales of products, an improvement in sales mix, a decrease in manufacturing and warranty costs and decreases in impairment charges and other operating costs, partially offset by an increase in R&D expenses.

PROVISION FOR INCOME TAXES The Company's effective income tax rate was 31.5% in 2003 and 24.4% in the prior year. The effective income tax rate increased from the prior year to 2003 due to an increase in taxable income from operations.

NET INCOME The increase in net income for the year ended December 31, 2003 was primarily due to an increase in revenues from sales of products, a decrease in impairment charges, a decrease in manufacturing and warranty costs, and an increase in dividends from preferred stock investments, partially offset by an increase in R&D expenses.

BASIC AND DILUTED EARNINGS PER SHARE Basic earnings per share was $0.59 for 2003 and $0.24 for the prior year, computed based on 2,756,430 shares outstanding for 2003 and 2,755,634 shares outstanding for the prior year. Diluted earnings per share were $0.58 for 2003, and $0.24 for the prior year, computed based on 2,797,421 shares outstanding for 2003 and 2,778,478 shares outstanding for the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company considers a number of liquidity measures that aid in measuring the Company's ability to meet its financial obligations. Such ratios, working capital, and changes in cash and cash equivalents as of the end of the Company's last three years are as follows:

               ($ in thousands)                          2004             2003              2002
------------------------------------------------       -------          -------           --------
               LIQUIDITY MEASURES

Ratio of current assets to current liabilities             4.1              3.9                3.8
Total liabilities to equity                                 26%              25%                27%
Days sales in accounts receivable                           63               59                 63
Average annual inventory turnover                          2.7              3.1                3.0
Working capital                                        $15,989          $13,105           $ 12,355

       CHANGES IN CASH AND CASH EQUIVALENTS

Net cash provided by (used in)
   Operating activities                                $ 2,024          $ 2,684           $  2,979
   Investing activities                                 (3,610)          (3,673)            (2,234)
   Financing activities                                    258              (58)                29

Net (decrease)/increase in:
   Cash and cash equivalents                           $(1,328)         $(1,046)          $    775
Cash and cash equivalents:
   Beginning of year                                     2,869            3,915              3,140
   End of year                                           1,541            2,869              3,915

Working capital increased 22%, or $2,884,000, to $15,989,000 in 2004, compared to $13,105,000 in 2003, and $12,355,000 in 2002 primarily due to an increase in investments of excess cash combined with an increase in inventories and accounts receivable due to an increase in sales volume.

Days in accounts receivable increased to 63 days in 2004, compared to 59 days in 2003, and 63 days in 2002 primarily due to extension of payment terms to customers and manufacturer's representatives in growing geographic areas to accommodate financial growth.

Net cash flows provided by operating activities for the year ended December 31, 2004 were $2,024,000, compared to $2,684,000 for the same period of the prior year. The decrease in cash flows provided by operating activities in 2004 was primarily due to an increase in accounts receivable and inventory, resulting from an increase in sales volume. During 2003, the Company generated $2,684,000 in cash from operating activities, which represents the Company's principal source of cash, a decrease of $295,000, compared to $2,979,000 in 2002. The decrease in operating cash flows in 2003 was primarily due to an increase in accounts receivable resulting from an increase in sales.

Net cash flows (used in) investing activities for the year ended December 31, 2004 were $(3,610,000), compared to $(3,673,000) for the same period of the prior year. The decrease in cash flows (used in) investing activities resulted from an increase in purchase of investments and property and equipment. Cash flow (used in) investing activities in 2003 of $(3,673,000), an increase of $1,439,000 compared to $(2,234,000) in 2002, was primarily due to the purchase of other investments. The Company considers investment alternatives and invests surplus cash in low-risk, short-term investments of varying maturities or investment grade preferred stock to maximize return while maintaining investment risk at a minimum. The Company invested a portion of its available cash in such investments during 2004, 2003 and 2002 to maintain its liquidity, however, the investment in III was part of an arrangement to develop and gain access to technology for use in potential new products and not as an income-earning asset, such as the Company's other investment grade preferred stocks.

Net cash flows provided by (used in) financing activities for the year ended December 31, 2004 were $258,000, compared to $(58,000) for the same period of the prior year. The increase in cash provided by financing activities was primarily due to the issuance of stock to employees pursuant to an increase in the number of employees exercising stock option awards. Cash flows (used in) financing activities were $(58,000) in 2003, compared to cash provided of $29,000 in 2002. Cash was used in financing activities during 2003 primarily to repurchase Company stock.

AGGREGATE CONTRACTUAL OBLIGATIONS

                                                             Payments Due by Period
                                       ---------------------------------------------------------------------
                                                       Less than                                   More than
Contractual Obligations                   Total          1 Year        1-3 years      3-5 years     5 years
------------------------               -------------  ------------    -----------     ---------    ---------
Operating Leases (1)                   $     359,835  $    188,785    $   171,050        -0-            -0-
Purchase Obligations (2)                   2,711,829     2,711,829            -0-        -0-            -0-
                                       -------------  ------------    -----------        ---            ---
         Total                         $   3,071,664  $  2,900,614    $   171,050        -0-            -0-
                                       =============  ============    ===========        ===            ===

(1) Future minimum rental payments under an operating lease for some leased facilities expiring December 2006. These amounts do not include a six-month prepaid operating lease for office space in Seattle, Washington.

(2) Open purchase orders primarily for raw materials, component parts, and other supplies that the Company uses to manufacture its products.

We have historically been able to fund working capital and capital expenditures from operations, and expect to be able to finance our 2005 working capital requirements from cash on hand and funds generated from operations. However, demand for our products is influenced by the overall condition of the economy in which we sell our products, by the capital spending budgets of our customers and by our ability to successfully meet our customers' expectations. The environmental instrument market in which we compete has been flat or declining over the past several years. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our results of operations and, therefore, harm the primary source of our cash flows.

Other matters that could affect the extent of funds required within the short-term and long-term include future acquisitions of other businesses or product lines, extensive investment in product R&D activities, or spending to develop markets for our products. We may engage in discussions with third parties to acquire new products or businesses or to form strategic alliances and joint ventures. These types of transactions may require additional funds from sources other than current operations. Should the need arise, we would attempt to obtain such funds from traditional institutional debt financing or other third party financing.

The Company's initiative in 2003 to obtain a mass-selective detector for use in a new product led to the strategic alliance with III and our investment in and funding of III's development. With the purchase of the assets of III, the Company anticipates spending at least $1,500,000 to complete the development of a commercial product or products based on the technology and incorporate that technology into our products. The Company anticipates using its own employees and certain key contractors to attempt to complete the product development. Such research efforts are experimental and may cost more than planned. Nevertheless, we believe that we have the working capital to maintain our commitment to this development effort.

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

The Company invests excess funds generated from operations in money market funds, treasury bills and investment grade securities rated by Moody's or Standard & Poor's. The Company's investment portfolio is primarily invested in short-term securities and preferred stocks with at least an investment grade rating to minimize credit risk. These investments are exposed to a variety of market risks, including changes in interest rates. The fair value of the Company's investments in debt and equity securities at December 31, 2003 was $6,135,000, and the fair value at

December 31, 2004 was $8,586,000. Year-to-date unrealized losses in the fair value of some of those investments are primarily due to recent increases in interest rates. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. Approximately $18,000 was realized as a loss on the sales of such investments during 2004.

Since 1995, the Company has repurchased an aggregate of 1,755,978 shares of treasury stock at an average purchase price of $4.13 per share, pursuant to the Company's stock repurchase program. No repurchases were made in 2004, but the Company may purchase up to an additional 19,022 shares under the current stock repurchase program. The Company may seek an expansion of this program in the future if it believes repurchases continue to be in the best interests of the Company. Expansion of this program would also be funded from cash from operations.

The Company conducts some operations in leased facilities under an operating lease expiring on November 30, 2006, and a six-month, prepaid lease for office space in Seattle, Washington. Future minimum rental payments under this lease are $189,000 for 2005 and $171,000 for 2006.

SEGMENT INFORMATION The Company manages its businesses primarily on a product and services basis. The Company reports its operations as a single segment. See
Note 15 of the Company's financial statements for additional segment data.

Other than the items discussed above, management is not aware of other commitments or contingent liabilities, which would have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

   RISK FACTORS AND CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes certain statements that are deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, (i) possible or assumed future results of operation, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) prospects for the Company's business products; and (iii) other matters that are not historical facts. These forward-looking statements are identified by their use of terms and a phrase such as "believes," "expects" "anticipates," "intends," "estimates," "plans" and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks, and uncertainties, many of which are beyond the control of the Company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

OUR FAILURE TO IMPLEMENT AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN OUR BUSINESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND STOCK PRICE. We believe that we currently have adequate internal controls over financial reporting but we are still exposed to potential risks resulting from new requirements that we evaluate the effectiveness of such internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. As a non-accelerated filer, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report on Form 10-K for December 31, 2006 our assessment of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors will be required to attest to whether our assessment is free of material misstatement and documented in an acceptable form and separately report on whether they believe we maintain, in all material respects, effective control over financial reporting as of December 31, 2006. We are currently documenting our internal control systems and procedures and implementing improvements in order to comply with the assessment and attestation requirements of Section 404. The evaluation and attestation processes required by Section 404 are new and neither companies nor independent auditors have significant experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements, the receipt of a report of our independent auditors indicating that management's assessment of the effectiveness of internal controls over financial reporting is free of material misstatement and is adequately documented, and the receipt of a separate report of our independent auditors that we maintain effective internal controls. While we currently anticipate being able to fully implement the requirements of Section 404, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or our independent auditors' audit thereof. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. The impact thereof on our future financial performance and the market price of our stock is uncertain, and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the NASDAQ.

FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS OR TAXATION RULES MAY ADVERSELY AFFECT OUR REPORTED RESULTS OF OPERATIONS. A change in accounting standards or a change in existing taxation rules can have a significant effect on our reported results. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements and taxation rules may adversely affect our reported financial results or the way we conduct our business.

Under the newly-issued Statement of Financial Accounting Standards (SFAS) No. 123R, we will be required to account for equity under our stock plans as a compensation expense, and our net income and net income per share will be reduced. Currently, we record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value, we calculate compensation expense and disclose their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in our fourth quarter of 2005, and will require the Company to expense shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as compensation cost.

THE COMPANY'S PURCHASE OF SUBSTANTIALLY ALL OF THE ASSETS OF III MAY NOT RESULT IN A SUCCESSFUL PRODUCT. In December 2004, the Company completed the purchase of certain assets of III, including intellectual property owned and licensed by III, prototype products, software, and research assets for use in the development of a portable GC/MS product. As of the acquisition date, technological feasibility of the in-process technology had not been established, and the technology had no alternative future use. The development of the technology into a commercial product or products remains highly dependent on the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for a new product, and significant competitive threats from several companies. The nature of the efforts to develop this technology into a commercially viable product consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technology can meet market expectations, including functionality and technical requirements. Failure to bring the product to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the future prospects of these R&D efforts. Subsequent to the acquisition, there have been no significant developments related to the current status of the acquired in-process research and development projects that would result in material changes to the assumptions. Failure to achieve the expected levels of revenue and net income from a product or products based on the acquired III technology will negatively impact the return on investment expected at the time that the purchase was completed and may result in impairment charges. Additionally, the value of other intangible assets acquired may become impaired.

THE COMPANY'S INCREASED R&D EFFORTS MAY NOT RESULT IN PRODUCTS THAT ARE SUCCESSFUL IN THE MARKETPLACE. During 2003, the Company announced its plan to increase spending on R&D for potential new products. The Company feels that to maintain its market share for existing products and to gain market share in new markets such as homeland security, that it must increase its R&D spending. The Company expects its R&D expense to be higher than its historical average. Such R&D spending may involve new technology or updates of existing technology. There is no assurance that such R&D efforts to develop new technology will be successful, or that if R&D efforts do yield new products, that such products will be successful in the marketplace once introduced.

THE COMPANY'S OPERATING RESULTS AND FINANCIAL CONDITION COULD BE HARMED IF THE INDUSTRIES, INTO WHICH IT SELLS ITS PRODUCTS, DEMAND FEWER PRODUCTS SIMILAR TO PRODUCTS SOLD BY THE COMPANY. Visibility into our markets is limited. Any decline in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services. The environmental instrument markets, in which the Company competes, have been flat or declining over the past several years. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our consolidated financial position, results of operations, cash flows, and stock price. The Company has identified a number of strategies it believes will allow it to grow its business despite this decline, including acquiring complementary businesses, developing new applications for its technologies, and strengthening its presence in selected geographic markets. No assurance can be given that the Company will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in growth of the Company's business.

OUR ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED. The Company's success is highly dependent upon implementation of its acquisition strategy. Certain businesses acquired and strategic alliances by the Company in the past years have produced net operating losses or low levels of profitability, including the strategic alliance with Intelligent Ion, Inc. and the acquisition of General Analysis Corporation. Businesses the Company may seek to acquire in the future may also be marginally profitable or unprofitable. For any acquired business to achieve the level of profitability desired by the Company, the Company must successfully change the acquired companies' operations and improve their market penetration. No assurance can be given that the Company will be successful in this regard. In addition, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to complete pending or future acquisitions. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financing. Debt financing, if available, may be on terms that are unfavorable to the Company, and equity financing may result in significant dilution to the Company's shareholders.

As a result of such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and strategic alliances may require the Company to integrate a different company culture, management team, and business infrastructure. The Company may have difficulty developing, manufacturing, and marketing the products of a newly acquired company in a way that enhances the performance of its combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors including; the retention of key employees, the management of facilities and employees in separate geographic areas, the retention of key customers, and the integration or coordination of different research and development, product manufacturing and sales programs, and facilities. All of these efforts require varying levels of management resources that may divert the Company's attention from other business operations. If the Company does not realize the expected benefits or synergies of such transactions, its consolidated financial position, results of operations, and stock price could be negatively impacted.

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

REDUCED CAPITAL SPENDING BY THE COMPANY'S CUSTOMERS COULD HARM ITS BUSINESS. The Company's customers include various government agencies and public and private research institutions, which accounted for 24% of the Company's sales in 2004, as well as pharmaceutical and chemical companies and laboratories. The capital spending of these entities can have a significant effect on the demand for the Company's products. Such spending is based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, public policy, political trends, and the effects of different economic cycles. Any decrease in capital spending by any of the customer groups, which account for a significant portion of the Company's sales, could have a material adverse effect on the Company's business and results of operations.

THE COMPANY'S RESULTS OF OPERATIONS ARE DEPENDENT ON ITS RELATIONSHIP WITH AGILENT TECHNOLOGIES, INC. (AGILENT). Prior to December 1, 2000, the Company had a Value Added Reseller (VAR) Agreement with Agilent that was not renewed by Agilent. Agilent cited the increasing competitive nature of the Company's products with their products as the reason for not renewing the VAR agreement. On December 1, 2000, the Company entered into an OEM agreement with Agilent, subsequently renewed in December 2001, 2002, 2003 and 2004. The original equipment manufacturers (OEM) agreement does not provide for marketing cooperation, and therefore, the Company and Agilent compete for the same business. No assurances can be made that Agilent will renew the OEM agreement, nor that the Company will sustain sales levels in the future under the Agilent OEM agreement. As the Company continues to evaluate its alternatives, it may be determined that continuing the OEM agreement is not its best strategy. The OEM agreement is renewable on an annual basis, and there is no assurance that it will be renewed in future years. Failure to renew the agreement would place at risk a substantial part of the Company's sales of GC systems and would have a material adverse effect on its financial condition and results of operations.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS COULD SUBJECT THE COMPANY TO SIGNIFICANT EXPENSE. The Company has agreements relating to the sale of products to government entities and is subject to various statutes and regulations that apply to companies doing business with the government. The Company is also subject to investigation for compliance with the terms of government contracts. Non-compliance, although inadvertent, may result in legal proceedings or liability, which may be significant. Several of the Company's product lines are subject to significant international, federal, state, local, health, safety, packaging, product content, and labor regulations. In addition, many of the Company's products are regulated or sold into regulated industries, requiring compliance with additional regulations in marketing these products. Significant expenses may be incurred to comply with these regulations or remedy past violations of these regulations. Any failure to comply with applicable government regulations could also result in cessation of portions or all of the Company's operations, impositions of fines, and restrictions on the ability to carry on or expand operations.

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

ECONOMIC, POLITICAL, AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS. Sales outside the U. S. accounted for approximately 30% of the Company's revenues in 2004. The Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to the Company's international customers are subject to a number of risks including interruption to transportation flows for delivery of finished goods to its customers; changes in foreign currency exchange rates; changes in political or economic conditions in a specific country or region; trade protection measures and import or export licensing requirements; negative consequences from changes in tax laws; differing protection of intellectual property; and unexpected changes in regulatory requirements. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

THE COMPANY FACES COMPETITION FROM THIRD PARTIES IN THE SALE OF ITS PRODUCTS. The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that the principal competitive factors affecting the market for its products include product performance, price, reliability, and customer service. The Company's competitors include large multinational corporations and operating units of such corporations. Most of the Company's competitors have substantially greater financial, marketing, and other resources than those of the Company. Therefore, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development, or ability to discover new technologies will be sufficient to enable it to compete effectively with its competitors.

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

THE COMPANY'S FLUCTUATING QUARTERLY OPERATING RESULTS MAY NEGATIVELY IMPACT STOCK PRICE. The Company cannot reliably predict future revenue and profitability, and unexpected changes may cause adjustments to the Company's operations. Since a high proportion of the Company's costs are fixed, due in part to significant cost to maintain customer support, research and development and manufacturing costs, relatively small declines in revenues could disproportionately affect the Company's quarterly operating results, and in turn, cause declines in the Company's stock price. Other factors that could affect quarterly operating results include lower demand for and market acceptance of products due to adverse changes in economic activity or conditions in the Company's major markets; lower selling prices due to competitive pressures; unanticipated delays, problems, or increased costs in the introduction of new products or manufacture of existing products; changes in the relative portion of revenue represented by the Company's various products and customers; and competitors' announcements of new products, services or technological innovations. Any one of these factors, individually or in combination, could cause the stock price of the Company to fluctuate greatly.

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

FAILURE OF SUPPLIERS TO DELIVER SUFFICIENT QUANTITIES OF PARTS IN A TIMELY MANNER COULD CAUSE THE COMPANY TO LOSE SALES AND, IN TURN, ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS. The Company may be materially and adversely impacted if sufficient parts are not received in time to meet manufacturing requirements. Factors that may result in manufacturing delays include certain parts that may be available only from a single supplier or a limited number of suppliers; key components may become unavailable and may be difficult to replace without significant reengineering of the Company's products; suppliers may extend lead times, limit supplies, or increase prices due to capacity constraints or other factors. Should the Company reduce purchase orders to its suppliers and its sales increase rapidly, its suppliers may not react quickly enough or may refuse to expedite shipments of parts to use because of the Company's previous reduction in requirements. If sufficient parts are not received in time to meet manufacturing requirements, then the Company will not be able to meet its obligations to deliver goods to its customers and may cause the Company to lose sales.

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

IF THE COMPANY SUFFERS LOSS TO OUR FACILITIES OR DISTRIBUTION SYSTEM DUE TO CATASTROPHE, OUR OPERATIONS COULD BE SERIOUSLY HARMED. Our facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism, or other natural or man-made disasters. Our production facilities and corporate headquarters are located in College Station, Texas, and we also have production facilities in Alabama. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments, and revenue and result in large expenses to repair or replace the facilities. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

THE INTRODUCTION OF NEW PRODUCTS RESULTS IN RISKS RELATING TO START UP OF SUCH PRODUCTS, CUSTOMER ACCEPTANCE, EMPLOYEE TRAINING, DISTRIBUTOR TRAINING, AND PHASE OUT OF OLD PRODUCTS. The development and introduction of new products requires the execution of a number of steps, any one of which if not executed properly can result in lost sales, market share, and damage to our reputation all of which might result in operating losses and, accordingly, our stock price could decline.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK. The Company is exposed to a variety of market risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments.

The fair value of the Company's investments in debt and equity securities at December 31, 2004 and December 31, 2003 was $8,586,000 and $6,135,000,
respectively. Year-to-date unrealized losses in the fair value of some of those investments are primarily due to recent increases in interest rates. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. Approximately $18,000 was realized as a loss on the sales of such investments during the second quarter.

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

             Report of Independent Registered Public Accounting Firm

Board of Directors
O. I. Corporation:

We have audited the accompanying consolidated balance sheets of O. I. Corporation (an Oklahoma corporation) and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flow for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O. I. Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Houston, Texas
February 22, 2005

                                O.I. CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31
                                                                                  -------------------------------
                                                                                      2004              2003
                                    ASSETS                                        -------------     -------------
Current assets:
   Cash and cash equivalents                                                      $   1,541,000     $   2,869,246
   Accounts receivable-trade, net of allowance for doubtful accounts of
      $271,344 and $217,361, respectively                                             4,898,290         4,359,555
   Investment in sales-type leases-current portion                                      272,965           234,680
   Investments                                                                        8,585,532         6,135,565
   Inventories                                                                        5,011,794         3,074,649
   Current deferred income tax assets                                                   697,812           727,416
   Other current assets                                                                 181,551           172,081
                                                                                  -------------     -------------
      Total current assets                                                           21,188,944        17,573,192

Investment in unconsolidated investee                                                        --           975,814

Property, plant and equipment, net                                                    3,404,240         3,434,333
Investment in sales-type leases, net of current                                         275,016           222,098
Long-term deferred income tax assets                                                    286,597           295,818
Intangible assets, net                                                                  208,263           107,003
Other assets                                                                             23,641            99,132
                                                                                  -------------     -------------
Total assets                                                                      $  25,386,701     $  22,707,390
                                                                                  =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                                        $   1,896,793     $   1,306,075
   Accrued liabilities                                                                3,302,812         3,162,466
                                                                                  -------------     -------------
      Total current liabilities                                                       5,199,605         4,468,541
                                                                                  -------------     -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,000,000 shares authorized, no shares
      issued and outstanding                                                                 --                --
   Common stock, $0.10 par value, 10,000,000 shares authorized,
      4,103,377 shares issued                                                           410,338           410,338
   Additional paid-in capital                                                         4,326,097         4,338,100
   Treasury stock, 1,295,967 and 1,354,752 shares, respectively, at cost             (5,660,918)       (5,930,742)
   Retained earnings                                                                 21,016,173        19,254,036
   Accumulated other comprehensive income, net                                           95,406           167,117
                                                                                  -------------     -------------
                                                                                     20,187,096        18,238,849
                                                                                  -------------     -------------
Total liabilities and stockholders' equity                                        $  25,386,701     $  22,707,390
                                                                                  =============     =============

   The accompanying notes are an integral part of these financial statements.

                                O.I. CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                            Years Ended December 31
                                                                  --------------------------------------------
                                                                      2004            2003            2002
                                                                  ------------    ------------    ------------
Net Revenues:
  Products                                                        $ 25,562,048    $ 22,210,242    $ 20,329,919
  Services                                                           2,917,566       2,995,807       3,353,075
                                                                  ------------    ------------    ------------
Total net revenues                                                  28,479,614      25,206,049      23,682,994

Cost of revenues:
  Products                                                          12,563,276      11,824,320      11,635,711
  Services                                                           1,448,772       1,461,350       1,643,659
                                                                  ------------    ------------    ------------
Total cost of revenues                                              14,012,048      13,285,670      13,279,370
                                                                  ------------    ------------    ------------
  Gross profit                                                      14,467,566      11,920,379      10,403,624

Selling, general and administrative expenses                         8,218,685       7,224,661       7,257,742
Research and development expenses                                    2,998,044       2,697,851       2,246,189
Acquired in-process research and development                           483,140              --              --
Impairment of intangible assets                                             --              --         346,000
                                                                  ------------    ------------    ------------
  Operating income                                                   2,767,697       1,997,864         553,693
Other income:
  Interest income, net                                                 102,990          43,860          59,208
  Other income                                                         322,810         367,849         258,348
  Loss from unconsolidated investee                                   (207,914)        (24,186)             --
  Impairment of investment in unconsolidated investee                 (767,900)             --              --
                                                                  ------------    ------------    ------------
     Income before income taxes                                      2,217,683       2,385,387         871,249
Provision for income taxes                                            (455,546)       (750,664)       (213,186)
                                                                  ------------    ------------    ------------

     Net income                                                   $  1,762,137    $  1,634,723    $    658,063
                                                                  ============    ============    ============

Basic earnings per share                                          $       0.63    $       0.59    $       0.24
                                                                  ============    ============    ============
Diluted earnings per share                                        $       0.61    $       0.58    $       0.24
                                                                  ============    ============    ============

Weighted average number of shares outstanding:
     Basic shares                                                    2,793,619       2,756,430       2,755,634
     Diluted shares                                                  2,874,194       2,797,421       2,778,478

   The accompanying notes are an integral part of these financial statements.

                                O.I. CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                  --------------------------------------------
                                                                      2004            2003            2002
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                                      $  1,762,137    $  1,634,723    $    658,063
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                   540,825         461,340         487,317
       Acquired in-process research & development                      483,140              --              --
       Impairment of intangible assets                                      --              --         346,000
       Loss on obsolete inventory                                       42,461         151,639         200,000
       Deferred income taxes                                            78,157          87,865        (311,653)
       Gain on disposition of property                                  (7,805)        (12,820)        (26,941)
       Loss from unconsolidated investee                               207,914          24,186              --
       Impairment of investment in Intelligent Ion, Inc.               767,900              --              --
  Changes in assets and liabilities
       Accounts receivable                                            (538,734)       (585,125)        480,303
       Inventories                                                  (1,979,607)        911,835         235,235
       Other current assets and investments in sales-type
       leases                                                          (63,396)        (26,598)         36,375
       Accounts payable                                                590,717          (6,493)        (17,434)
       Accrued liabilities                                             140,346          43,909         892,113
                                                                  ------------    ------------    ------------
          Net cash provided by operating activities                  2,024,055       2,684,461       2,979,378
                                                                  ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of Intelligent Ion, Inc. assets                            (588,140)             --              --
  Purchase of property plant, and equipment                           (504,090)       (483,904)       (480,148)
  Proceeds from sale of assets                                          10,422          25,403          36,949
  Purchase of investments                                           (4,018,650)     (3,055,750)     (2,683,843)
  Maturity/Proceeds from sales of investments                        1,442,281         840,000         900,000
  Investment in unconsolidated investee                                     --      (1,000,000)             --
  Cash Value of Life Insurance                                          53,573              --              --
  Change in other assets                                                (5,520)          1,491          (6,609)
                                                                  ------------    ------------    ------------
          Net cash (used in) investing activities                   (3,610,124)     (3,672,760)     (2,233,651)
                                                                  ------------    ------------    ------------

Cash flows from financing activities:
  Purchase of treasury stock                                                --        (143,105)             --
  Proceeds from issuance of common stock                               257,823          85,410          29,435
                                                                  ------------    ------------    ------------
          Net cash (used in) provided by financing activities          257,823         (57,695)         29,435
                                                                  ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                (1,328,246)     (1,045,994)        775,162
  Beginning of year                                                  2,869,246       3,915,240       3,140,078
                                                                  ------------    ------------    ------------
  End of year                                                     $  1,541,000    $  2,869,246    $  3,915,240
                                                                  ============    ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during year for:
    Income taxes                                                       635,021         790,466         110,000

Non-cash investing and financing activities:
  Offset of notes                                                      420,809              --              --

   The accompanying notes are an integral part of these financial statements.

                                O. I. CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          Accumulated
                                               Common Stock        Additional                              Other Com-     Total
                                            --------------------    Paid-In     Treasury      Retained     prehensive  Stockholders'
                                             Shares     Amount      Capital      Stock        Earnings   Income/(Loss)    Equity
                                            ---------  ---------  -----------  -----------  ------------ ------------- -------------
Balance, December 31, 2001                  4,103,377  $ 410,338  $ 4,329,379  $(5,893,761) $ 16,961,250 $      41,689 $ 15,848,895
 Issuance of 3,100 shares from treasury
  for exercise of stock options                                          (941)      13,073                                   12,132
 Issuance of 3,562 shares from treasury to
  Employee Stock Purchase Plan                                          2,438       14,865                                   17,303
 Comprehensive income (loss):
   Unrealized gain on investments, net of
    deferred tax benefit of $7,675                                                                             14,898
   Net income                                                                                    658,063
 Total comprehensive income (loss)                                                                                          672,961
                                            ---------  ---------  -----------  -----------  ------------ ------------- ------------
Balance, December 31, 2002                  4,103,377    410,338    4,330,876   (5,865,823)   17,619,313        56,587   16,551,291
 Purchase of 28,600 shares of treasury
  stock                                                                           (143,105)                                (143,105)
 Issuance of 16,300 shares from treasury
  for exercise of stock options                                         5,495       66,194                                   71,689
 Issuance of 2,760 shares from treasury to
   Employee Stock Purchase Plan                                         1,729       11,992                                   13,721
 Comprehensive income (loss):
   Unrealized gain (loss) on investments,
    net of deferred tax benefit of $59,635                                                                     110,530
   Net income                                                                                  1,634,723
 Total comprehensive income (loss)                                                                                        1,745,253
                                            ---------  ---------  -----------  -----------  ------------ ------------- ------------
Balance, December 31, 2003                  4,103,377    410,338    4,338,100   (5,930,742)   19,254,036       167,117   18,238,849
 Issuance of 57,301 shares from treasury
  for exercise of stock options                                       (16,001)     252,022                                  236,021
 Issuance of 2,584 shares from treasury to
  Employee Stock Purchase Plan                                          3,998       17,802                                   21,800
 Comprehensive income (loss):
   Unrealized gain (loss) on investments,
    net of deferred tax expense of $30,499                                                                     (71,711)
   Net income                                                                                  1,762,137
 Total comprehensive income (loss)                                                                                        1,690,426
                                            ---------  ---------  -----------  -----------  ------------ ------------- ------------
Balance, December 31, 2004                  4,103,377  $ 410,338  $ 4,326,097  $(5,660,918) $ 21,016,173 $      95,406 $ 20,187,096
                                            =========  =========  ===========  ===========  ============ ============= ============

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

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of O. I. Corporation and its wholly owned subsidiary (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in the consolidated financial statements. The Company used the equity method to account for its unconsolidated investee (see further discussion below).

REVENUE RECOGNITION The Company derives revenues from three sources -- system sales, parts sales, and services. For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer, and collection is reasonably assured. The Company's sales are typically not subject to rights of return and, historically, sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services are accounted for as multiple-element arrangements, where the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Deferred revenue from such system sales is presented as unearned revenues in accrued liabilities in the accompanying consolidated balance sheets.

Our products generally carry one year of warranty. Once the warranty period has expired, the customer may purchase an extended product warranty typically covering an additional period of one year. Extended warranty billings are generally invoiced to the customer at the beginning of the contract term. Revenue from extended warranties is deferred and recognized ratably over the duration of the contract. Unearned extended warranty revenue is included in unearned revenues in accrued liabilities in the accompanying consolidated balance sheets.

SHIPPING AND HANDLING COSTS Shipping and handling costs are included in products cost of revenues.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2004 and 2003 are uninsured temporary cash investments in money market funds of $93,000 and $702,000. Additionally, the Company had at December 31, 2004 and 2003, $52,000 and $1,309,000, respectively of cash balances in excess of the Federal Deposit Insurance Corporation limits.

ACCOUNTS RECEIVABLE The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments and for estimated sales returns. Customers may not make payments or may return products due to a variety of reasons including deterioration of their financial condition or dissatisfaction with the Company's products. Management makes regular assessments of doubtful accounts and uses the best information available including correspondence with customers and credit reports. If the Company determines that there is impairment in the ability to collect payments from customers, additional allowances may be required.

INVESTMENTS The Company accounts for its investments using Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. The Company invests in debt securities and preferred stocks. The Company's investments as of December 31, 2004 and 2003 consisted of preferred stock investments, and medium-term commercial notes. These investments were classified as available-for-sale and are stated at fair value at December 31, 2004 and 2003. The Company also had six-month Treasury bills at December 31, 2004 that were classified as available-for-sale. The unrealized gain (loss) on investments is reported net of tax as accumulated other comprehensive income
(loss) in the accompanying consolidated statements of stockholders' equity. Realized gains and losses on sales of investments are determined on a specific identification basis and included in the consolidated statements of income.

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

INVENTORIES Inventories consist of electronic equipment and various components and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company maintains a reserve for inventory obsolescence and regularly evaluates its inventory. Items with no movement in six months or more are reserved or written off. The Company also provides impairments for items that have realizable value below cost.

INVESTMENT IN UNCONSOLIDATED INVESTEE The Company's investment in Intelligent Ion, Inc. ("III") represented approximately 10% ownership on a fully diluted basis. However, the Company had the right to appoint two of the five total directors to serve on III's Board of Directors. Therefore, the Company accounted for its investment in III preferred shares using the equity method of accounting.

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

PRODUCT WARRANTIES Products are sold with warranties ranging from 90 days to one year, and extended warranties may be purchased for some products. The Company establishes a reserve for warranty expenditures and then adjusts the amount of reserve, annually, if actual warranty experience is different than accrued. The Company makes estimates of these costs based on historical experience and on various other assumptions including historical and expected product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

RESEARCH AND DEVELOPMENT COSTS Research and development costs are expensed as incurred.

ADVERTISING COSTS All advertising costs are expensed as incurred and included in selling and administrative expenses in the consolidated statements of income. Advertising expenses for 2004, 2003 and 2002 were $201,560, $183,392 and $220,921, respectively.

INCOME TAXES The Company provides for deferred taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the Company to use the asset and liability approach to account for income taxes. This approach requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The provision for income taxes is based on income before income taxes as reported in the accompanying consolidated statements of income.

FINANCIAL INSTRUMENTS SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. Due to their near-term maturities, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are considered equivalent to fair value. The Company does not have any off-balance sheet financial instruments.

CONCENTRATIONS OF CREDIT RISK Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of investments and trade receivables. The Company places its available cash in money market funds, investment grade domestic corporate bonds, and highly rated corporate preferred stocks. The Company's investments are subject to fluctuations based on interest rates and trading conditions prevailing in the marketplace. The Company sells its products primarily to large corporations, environmental testing laboratories, and governmental agencies. The majority of its customers are located in the U. S. and all sales are denominated in U.S.

dollars. The Company performs ongoing credit evaluations of its customers to minimize credit risk. However, agencies of the U.S. government constitute a significant percentage of the Company's revenues (See Note 15). Any federal budget cuts or changes in regulations affecting the U.S. chemical warfare programs or the U.S. Environmental Protection Agency may have a negative impact on the Company's future revenues.

EARNINGS PER SHARE The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding. The weighted average of shares used in the basic earnings per share calculation was 2,793,619 in 2004, 2,756,430 in 2003, and 2,755,634 in 2002. The weighted average number of shares used in the diluted earnings per share computation was 2,874,194 in 2004, 2,797,421 in 2003, and 2,778,478 in 2002. At December 31,
2003, and 2002, options to acquire 84,400, and 133,700 shares at weighted average exercise prices of $6.24, and $5.88, respectively, were not included in the computations of dilutive earnings per share as their effect would be anti-dilutive. There were no anti-dilutive options outstanding for the year ended December 31, 2004.

COMPREHENSIVE INCOME (LOSS) Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This Statement established standards for reporting and display of comprehensive income and its components. Net income and unrealized gains and losses on available-for-sale investments are the Company's only components of comprehensive income (loss).

STOCK BASED COMPENSATION At December 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 10. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

                                                                       Year ended December 31
                                                          ----------------------------------------------
                                                                         (in thousands)
                                                           2004                2003                2002
                                                          -------             -------             ------
Net income, as reported                                   $ 1,762             $ 1,635             $  658
Deduct:  Total stock-based compensation expense
determined under fair value based method for awards
granted, modified, or settled, net of related tax
effects                                                        72                  49                 88
                                                          -------             -------             ------
Pro forma net income                                      $ 1,690             $ 1,586             $  570
                                                          =======             =======             ======
Earnings per share:
    Basic - as reported                                   $  0.63             $  0.59             $ 0.24
    Basic - pro forma                                     $  0.61             $  0.58             $ 0.21

    Diluted - as reported                                 $  0.61             $  0.58             $ 0.24
    Diluted - pro forma                                   $  0.59             $  0.57             $ 0.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003, and 2002, respectively: dividend yield of zero for each year; expected volatility of 27, 37, and 37 percent; risk-free interest rates of 3.10, 3.91, and 1.30 percent; and expected lives of seven years. The weighted average fair value at the date of grant for options granted during 2004, 2003, and 2002 was $2.93, $2.25, and $2.09, respectively.

USE OF ESTIMATES The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of management's estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end, and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

RECLASSIFICATIONS Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassification had no effect on net revenues or the net income (loss) or the overall financial condition of the company.

RECENT PRONOUNCEMENTS In December 2003, the Financial Accounting Standards Board
(FASB) issued Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine if a business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity for which either: the equity investors (if any) do not have a controlling financial interest; or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires that all enterprises with a significant variable interest in a VIE make additional disclosures regarding their relationship with the VIE. The interpretation requires public entities to apply FIN 46R to all entities that are considered Special Purpose Entities in practice and under the FASB literature that was applied before the issuance of FIN 46R. The adoption of FIN 46R had no effect on the Company's financial statements.

In March 2004, the FASB issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective and the applicable ones have been adopted for the year-end 2004. The Company will evaluate the effect, if any, of EITF 03-01 when final guidance is issued.

In March 2004, the EITF reached a consensus on EITF No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). The EITF concluded that if investors in a limited liability company have specific ownership accounts, they should follow the guidance prescribed in Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures", and EITF Topic No. D-46, "Accounting for Limited Partnership Investments." Otherwise, investors should follow the significant influence model prescribed in Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The adoption of this Issue did not have a material impact on the Company's financial condition, results of operations or cash flows.

In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement requires that the costs of employee share-based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company is currently using.

Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43" ("FAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact of this standard on the consolidated financial statements.

NOTE 2. INVESTMENT IN UNCONSOLIDATED INVESTEE

On December 11, 2003, the Company made a $1,000,000 investment in Intelligent Ion, Inc. ("III") Series A Preferred Stock, which was a condition precedent to entering into the Product Purchase Agreement. During the year ended December 31, 2004, the Company recorded approximately $208,000 in losses from its share of the results of operations of III. The Company decided to write off the remaining book value of its investment in III, totaling $768,000 as of September 30, 2004 in recognition of an other than temporary decline in its fair value. The Company based its conclusion primarily on III's inability to meet development milestones in a timely manner, and its inability to raise funds necessary for working capital. The write-off was a non-cash charge.

In December 2004, the Company completed the purchase of certain assets of III, including assignment of license agreements and intellectual property owned by III, prototype products, software, and research assets. The completion of the purchase terminated the strategic alliance between the Company and III. The purchase price was approximately $600,000, which included offset of indebtedness by the Company of approximately $421,000. The purchase price of certain assets of III was assigned to the fair value of the assets acquired, including the in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, the in-process research and development of $483,000 at the date of the acquisition was expensed.

The amount of the purchase price allocated to in-process research and development was based on widely established valuation techniques. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, expected completion date of the in-process projects identified as of the acquisition date, estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting product has entered the market, and discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations, 20%, is normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. The valuation assumptions do not include significant cost savings.

Other than the $105,000 of value assigned to the purchased intangible assets, no other amounts remain on the Company's consolidated balance sheet related to III as of December 31, 2004.

NOTE 3. NET INVESTMENT IN SALES-TYPE LEASES

The following lists the components of the net investment in sales-type leases as of December 31:

                                                               2004                   2003
                                                          -------------           -----------
Total minimum lease payments to be received               $     547,981           $   456,778
Less: Unearned income                                           (68,090)              (51,248)
                                                          -------------           -----------
Net investment in sales-type leases                       $     479,891           $   405,530
                                                          =============           ===========

At December 31, 2004, minimum lease payments for each of the five succeeding fiscal years are as follows: $272,965 in 2005, $160,804 in 2006, $80,229 in
2007, $33,650 in 2008, and $333 in 2009.

NOTE 4. INVENTORIES

Inventories, which include material, labor, and manufacturing overhead, on December 31, 2004 and 2003, consisted of the following:

                     2004          2003
                  -----------   -----------
Raw materials     $ 3,055,911   $ 2,261,343
Work-in-process     1,071,486       206,611
Finished goods        884,397       606,695
                  -----------   -----------
                  $ 5,011,794   $ 3,074,649
                  ===========   ===========

A loss for obsolete inventory was determined in 2003 and 2004 by taking the total of the inventory related to discontinued products and consistent with the Company's policy relating to obsolete inventory, the total of other inventory with no movement in six months including excess, which the Company determined is no longer saleable based on available market information. The loss for obsolete inventory totaled approximately $151,000 in 2003 and approximately $42,000 in 2004, and is included in cost of revenues in the consolidated statements of income.

NOTE 5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at cost on December 31, 2004 and 2003, consisted of the following:

                                Estimated Useful Lives       2004           2003
                                ----------------------   ------------    -----------
Land                                                     $     40,462    $    40,462
Buildings                           33 to 40 years          3,845,499      3,845,499
Leasehold improvements                  5 years               117,522         80,004
Furniture and equipment             3 to 10 years           3,316,298      2,903,831
                                                         ------------    -----------
                                                            7,319,781      6,869,796

Less accumulated depreciation                              (3,915,541)    (3,435,463)
                                                         ------------    -----------
                                                         $  3,404,240    $ 3,434,333
                                                         ============    ===========

Depreciation expenses totaled $531,565 and $451,727 for the years ended December 31, 2004 and 2003, respectively.

NOTE 6. INVESTMENTS

Investments considered available for sale at December 31, 2004 and 2003, consisted of the following:

                                             2004                  2003
                                          -----------          -----------
Marketable equity securities              $ 4,436,755          $ 4,642,965
Corporate                                   1,465,855              992,600
Other                                         500,000              500,000
U.S. Government and federal agency          2,182,922                    -
                                          -----------          -----------
                                          $ 8,585,532          $ 6,135,565
                                          ===========          ===========


                                                                December 31, 2004
                                                -----------------------------------------------------
                                                                Gross        Gross
                                                 Amortized    Unrealized   Unrealized        Fair
                                                   Cost         Gains        Losses          Value
                                                -----------   ----------   ----------    ------------
Securities Available-for-Sale
Debt securities:
     U.S. Government and federal agency         $ 2,182,922   $        0   $        0    $  2,182,922
     Corporate                                    1,500,000            0      (34,145)      1,465,855
     Other                                          500,000            0            0         500,000
                                                -----------   ----------   ----------    ------------
          Total debt securities                   4,182,922            0      (34,145)      4,148,777
    Marketable equity securities                  4,258,055      278,647      (99,947)      4,436,755
                                                -----------   ----------   ----------    ------------
          Total securities available-for-sale   $ 8,440,977   $  278,647   $ (134,092)   $  8,585,532
                                                ===========   ==========   ==========    ============

                                                                December 31, 2003
                                                -----------------------------------------------------
                                                                Gross        Gross
                                                 Amortized    Unrealized   Unrealized        Fair
                                                   Cost         Gains        Losses          Value
                                                -----------   ----------   ----------    ------------
Securities Available-for-Sale
Debt securities:
     U.S. Government and federal agency         $         0   $        0   $        0    $          0
     Corporate                                    1,000,000            0       (7,400)        992,600
     Other                                          500,000            0            0         500,000
                                                -----------   ----------   ----------    ------------
          Total debt securities                   1,500,000            0       (7,400)      1,492,600
    Marketable equity securities                  4,382,358      394,907     (134,300)      4,642,965
                                                -----------   ----------   ----------    ------------
         Total securities available-for-sale    $ 5,882,358   $  394,907   $ (141,700)   $  6,135,565
                                                ===========   ==========   ==========    ============

The amortized cost and fair value of debt securities by contractual maturity at December 31,2004 follows:

                                     Available for Sale
                                ---------------------------
                                 Amortized          Fair
                                    Cost            Value
                                -----------     -----------
Within 1 year                   $ 2,682,922     $ 2,682,922
Over 1 year through 5 years       1,500,000       1,465,855
                                -----------     -----------
                                $ 4,182,922     $ 4,148,777
                                ===========     ===========

For the years ended December 31, 2004, 2003 and 2002, proceeds from sales of securities available for sale amounted to $978,113, $840,000 and $1,085,499, respectively. Gross realized gains amounted to $70,282, $12,739 and $376 in 2004, 2003 and 2002, respectively. Gross realized losses amounted to $88,802, $573, and $1,046, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

                                                   Less Than Twelve Months         Over Twelve Months
                                                  -------------------------     -------------------------
                                                     Gross                        Gross
                                                  Unrealized       Fair         Unrealized        Fair
                                                    Losses         Value          Losses          Value
                                                  ----------     ----------     ----------     ----------
Securities Available for Sale
Debt securities:
     U.S. Government and federal agency           $        0     $        0     $        0     $        0
     Corporate                                        26,595        473,405          7,550        992,450
     Other                                                 0              0              0              0
                                                  ----------     ----------     ----------     ----------
          Total debt securities                       26,595        473,405          7,550        992,450
     Marketable equity securities                     76,947        887,050         23,000        506,500
                                                  ----------     ----------     ----------     ----------
          Total securities available-for-sale     $  103,542     $1,360,455     $   30,550     $1,498,950
                                                  ==========     ==========     ==========     ==========

All investments are at market values based upon quoted market prices as of December 31.

NOTE 7.  INTANGIBLE ASSETS

Intangible assets on December 31, 2004 and 2003, consisted of the following:

                              2004                           2003
                    --------------------------    --------------------------
                       Gross                        Gross
                     Carrying      Accumulated     Carrying      Accumulated
                      Amount      Amortization      Amount       Amortization
                    ----------    ------------    ----------     ------------
Patents             $  254,451    $   (151,188)   $  236,281     $   (129,278)
Rights to Licenses     105,000             -0-           -0-              -0-
                    ----------    ------------    ----------     ------------
                    $  359,451    $   (151,188)   $  236,281     $   (129,278)
                    ==========    ============    ==========     ============

Amortization expense charged to operations amounted to approximately $23,104, $9,613, and $38,209, for the years ended December 31, 2004, 2003, and 2002, respectively, including $12,000 expense during 2004 due to the abandonment of a patent.

Estimated future amortization expense:
          For year ended 12/31/05            $ 14,801
          For year ended 12/31/06            $ 14,705
          For year ended 12/31/07            $ 14,123
          For year ended 12/31/08            $ 13,420
          For year ended 12/31/09            $ 13,420

Each year, the Company performs an annual evaluation of the future prospects of certain products and their related inventory and intangible assets. During 2002, as a result of this evaluation, the Company recognized an impairment loss totaling approximately $346,000, which is included in SG&A expense in the consolidated statements of income. The Company evaluated its remaining intangible assets in 2003 and in 2004 and determined that no impairment charge was necessary.

NOTE 8.  ACCRUED LIABILITIES

Accrued liabilities on December 31, 2004 and 2003, consisted of the following:

                                                                 2004            2003
                                                              -----------     ----------
Accrued compensation and other related expenses               $ 1,356,481     $  911,864
Accrued warranties                                                650,861        707,225
Unearned revenues                                                 301,457        420,617
Unearned revenues - service contracts                             413,995        397,230
Unearned revenues/deposits - sales-type leases                    168,780        129,514
Other liabilities and accrued expenses                            411,238        596,016
                                                              -----------     ----------
                                                              $ 3,302,812     $3,162,466
                                                              ===========     ==========

NOTE 9.  PRODUCT WARRANTY LIABILITIES

The changes in the Company's product warranty liability on December 31, 2004 and 2003 are as follows:

                                                                 2004            2003
                                                              -----------     ----------
Liabilities, beginning of year                                $   707,225     $  734,637
Expense for new warranties issued                                  18,000         55,274
Warranty claims                                                   (74,365)       (82,686)
                                                              -----------     ----------
Liabilities, end of year                                      $   650,860     $  707,225
                                                              ===========     ==========

NOTE 10.  STOCK OPTION AND STOCK PURCHASE PLAN

In 1987, the Company established a stock option and stock appreciation rights plan (1987 Plan) qualified under Section 422 of the Internal Revenue Code of 1986. The 1987 Plan expired in accordance with its terms on December 31, 1997. Options granted to purchase 15,300 shares remain outstanding under the 1987 Plan at December 31, 2004.

During 1992, the Company's Board of Directors, and during 1993, the Company's stockholders, approved the O. I. Corporation 1993 Incentive Compensation Plan (1993 Plan). The 1993 Plan expired in accordance with its terms in December 2002. Options granted to purchase 188,605 shares remain outstanding under the 1993 plan at December 31, 2004.

The 2003 Incentive Compensation Plan (the "Incentive Plan") was adopted by the Board of Directors on February 25, 2002, and approved by the Company's shareholders at the annual meeting of shareholders on May 6, 2002. The Incentive Plan became effective on January 1, 2003. Key personnel and non-employee directors of the Company are eligible to participate in the Incentive Plan. The purpose of the Incentive Plan is to attract, retain, and motivate key employees and non-employee directors of the Company by providing additional benefits to such employee and non-employee directors by way of granting stock options, stock appreciation rights ("SARs"), stock awards and performance awards. The Incentive Plan is administered by the Compensation Committee. Members of the Compensation Committee are not eligible to participate under the Incentive Plan, other than to receive stock option grants and awards of stock on a formula basis as set forth in the Plan. The 2003 Plan also provides that each non-employee director will be awarded 3,000 shares of restricted stock upon his initial election to the Board of Directors.

The aggregate number of shares of the Company's common stock as to which awards may be granted under the Incentive Plan is 350,000, subject to adjustments as described in the Incentive Plan; provided, however, that 150,000 shares of Common Stock shall be reserved for the grant of incentive stock options under the Incentive Plan. The Incentive Plan terminates on December 31, 2012.

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

Activity under the 1987 Plan, the 1993 Plan and the 2003 Plan for each of the three years in the period ended December 31 was as follows:

                                                                            WEIGHTED AVERAGE
                                            SHARES      PRICE PER SHARE     PRICE PER SHARE
                                           --------     ---------------     ----------------
Options outstanding, December 31, 2001      213,306      $ 2.50 - 6.06          $ 4.18

    Options granted                         135,000        3.82 - 6.52            5.20
    Options exercised                        (3,100)      3.125 - 3.94            3.91
    Options forfeited or cancelled          (20,900)       2.50 - 6.52            5.14
                                           --------
Options outstanding, December 31, 2002      324,306        2.50 - 6.52            4.35

    Options granted                          18,500        4.00 - 4.15            4.09
    Options exercised                       (16,300)      3.125 - 6.52            4.64
    Options forfeited or cancelled          (37,500)      3.875 - 6.52            5.43
                                           --------
Options outstanding, December 31, 2003      289,006        2.50 - 6.52            4.41

    Options granted                          53,600        7.87 - 8.36            8.29
    Options exercised                       (56,201)       2.50 - 6.52            4.13
    Options forfeited or cancelled          (13,900)      3.125 - 8.36            4.91
                                           --------
Options outstanding, December 31, 2004      272,705      $ 2.50 - 8.36          $ 5.20

There were 165,476, 175,452, and 114,852, share options exercisable at December 31, 2004, 2003, and 2002, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2004:

                            Options Outstanding              Options Exercisable
                  ---------------------------------------    -------------------
                                                 Weighted              Weighted
                            Weighted Average      Average               Average
   Ranges of                Remaining Life in    Exercise              Exercise
Exercise Prices    Shares        Years            Price       Shares     Price
---------------   -------   -----------------   ---------    -------   ---------
 $2.50 - $4.03    133,172         6.0           $    3.81     92,944   $    3.79
 $4.12 - $6.52     86,433         5.6           $    5.47     64,132   $    5.40
 $7.87 - $8.36     53,100         9.1           $    8.19      8,400   $    7.50

In 1989, the Company established an Employee Stock Purchase Plan, which the Board of Directors, in 1998, re-authorized to continue in its same format. Under the plan provisions, employees may purchase shares of the Company's common stock on a regular basis through payroll deductions. Any person who is a full-time employee of the Company is eligible to participate in the plan, with each participant's purchases limited to 10% of annual gross compensation. The Compensation Committee of the Board of Directors administers the plan. Shares of common stock are purchased in the open market or issued from shares held in treasury. The Company pays all commissions and contributes an additional 15% for the purchase of shares that are distributed to eligible participating employees. The Company's contribution to the plan was not significant in any of the years reported. The aggregate number of shares of common stock available for purchase under this plan is 200,000. As of December 31, 2004, 63,175 shares had been purchased under the plan.

NOTE 11.  STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation, and other preferences are subject to determination by the Board of Directors. As of December 31, 2004, no preferred stock had been issued.

The Company's Board of Directors has authorized the Company to repurchase shares of its common stock through open market purchases or privately negotiated transactions. Since 1995, the Company has repurchased an aggregate 1,755,978 shares related to these authorizations. The shares are held by the Company and accounted for using the cost method. The Company is authorized to purchase up to 19,022 additional shares as of December 31, 2004.

NOTE 12.  INCOME TAXES

The Company's operations are only taxed under domestic jurisdictions.

The provision for income taxes is summarized as follows:

                                          Years Ended December 31
                                 ------------------------------------------
                                    2004           2003            2002
                                 -----------    -----------    ------------
Current provision:
   Federal                       $   335,194    $   481,393    $    454,931
   State                             130,338        120,861          69,908
Deferred provision (benefit)          (9,986)       148,410        (311,653)
                                 -----------    -----------    ------------
                                 $   455,546    $   750,664    $    213,186
                                 ===========    ===========    ============

The provision for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:

                                             Years Ended December 31
                                             -----------------------
                                              2004    2003     2002
                                              ----    ----     ----
Tax at statutory rate                         34.0%   34.0%    34.0%
State income taxes, net of federal benefit     6.0     6.0      5.6
Future research and development credits       (7.7)   (5.5)    (5.2)
Dividends received deduction                  (2.8)   (2.8)    (5.7)
Disqualifying incentive stock option
dispositions                                  (2.5)     --       --
Extraterritorial Income Exclusion             (1.5)
Other, net                                    (5.0)   (0.2)    (4.3)
                                              ----    ----     ----
                                              20.5%   31.5%    24.4%
                                              ====    ====     ====

Deferred tax assets (liabilities) are comprised of the following at December 31, 2004 and 2003:

                                                         2004                2003
                                                      ---------           ----------
Current:
     Warranty reserve                                 $ 293,765           $  312,311
     Bad debt allowance                                 102,772               70,920
     Inventory reserve                                   97,135              166,830
     Uniform capitalization                             161,448              107,486
     Accrued vacation                                    78,460               61,027
     Other                                              (35,768)               8,842
                                                      ---------           ----------
           Total current                              $ 697,812           $  727,416
                                                      =========           ==========

Noncurrent:
     Depreciation                                     $  80,578           $   35,655
     Deferred compensation                               47,447               47,447
     Intangibles                                         91,265              145,407
     Other                                               67,307               67,309
                                                      ---------           ----------
          Total noncurrent                              286,597              295,818

Net tax asset before valuation allowance                984,409            1,023,234
Valuation allowance                                          --                   --
                                                      ---------           ----------
Net deferred tax asset                                $ 984,409           $1,023,234
                                                      =========           ==========

NOTE 13.  EMPLOYEE BENEFIT PLANS

The Company maintains a Retirement Savings Plan (the 401(k) Plan) for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company's contributions to the 401(k) Plan are discretionary. Employees vest immediately in their contributions and vest in the Company's contributions ratably over five years. The Company made contributions of $176,000, $125,000, and $55,000 to the 401(k) Plan for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

The Company has an agreement with the former owner of Floyd Associates, Inc. to pay a royalty equal to 5% of the net revenue earned from certain microwave-based products up to a maximum amount of $1,182,500. The contingent liability arose as a result of the acquisition of Floyd in 1994. No minimum payments are required in the agreement. The Company recognized royalty expense related to this agreement of $22,589, $23,874, and $24,249 in 2004, 2003, and 2002,
respectively.

The Company leases approximately 20,000 sq. ft. of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring in November 2006. The Company also leases 500 sq. ft of office space in Edgewood, Maryland, which can be renewed annually. Rental expense recognized in 2004, 2003, and 2002, was $195,535, $191,904, and $201,220, respectively. Future minimum rental payments under these leases for each year of the next five successive years are $188,785, $171,050, $-0-, $-0-, and $-0-.

NOTE 15.  SEGMENT DATA

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosure about products and sources, geographic areas and major customers. The Company aggregates its segments as one reportable segment based on the similar characteristics of their operations.

Revenues related to operations in the U.S. and foreign countries for the years ended December 31, 2004, 2003, and 2002, are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped. Long-lived assets related to continuing operations in the U.S. and foreign countries as of the years ended December 31, 2004, 2003, and 2002, are as follows:

                                                            Years Ended December 31
                                                    2004              2003              2002
                                               -------------      ------------      ------------
Net revenues from unaffiliated customers:
     United States                             $  20,074,606      $ 18,441,929      $ 17,699,135
     Foreign                                   $   8,405,008      $  6,764,120         5,983,859

Long-lived assets at end of year:
     United States                             $   3,404,240      $  3,434,333      $  3,414,739

One customer accounted for approximately 11% of revenues in 2004. No single customer accounted for more than 10% of revenues in or 2003. One customer accounted for approximately 10% of revenues in 2002. Sales to federal, state, and municipal governments accounted for 24% of total revenues in 2004, 20% of total revenues in 2003, and 17% of total revenues in 2002.

NOTE 16.  QUARTERLY INFORMATION (UNAUDITED)

Quarterly financial information for 2004 and 2003 is summarized as follows:

($ in thousands, except per share amounts)    First       Second         Third       Fourth
                     2004                      Qtr.         Qtr.          Qtr.        Qtr.
-----------------------------------------   ---------    ---------     ---------    --------
Net revenues                                $   6,394    $   7,329     $  7,756     $  7,001
Gross profit                                    3,336        3,629        4,017        3,486
Net income                                        426          515          351          470
Basic earnings per share                    $    0.15    $    0.19     $   0.13     $   0.16
Diluted earnings per share                  $    0.15    $    0.18     $   0.12     $   0.16

($ in thousands, except per share amounts)    First       Second         Third       Fourth
                     2003                      Qtr.         Qtr.          Qtr.        Qtr.
-----------------------------------------   ---------    ---------     ---------    --------
Net revenues                                $   6,422    $   5,774     $  6,711     $  6,299
Gross profit                                    3,206        2,779        3,192        2,743
Net income                                        358          270          535          472
Basic earnings per share                    $    0.13    $    0.10     $   0.19     $   0.17
Diluted earnings per share                  $    0.13    $    0.10     $   0.19     $   0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with our independent public accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

The Company's management, including the CEO and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning officers, directors and nominees for director of the Company is presented in the sections entitled "Nominees for Board of Directors" and "Executive Officers of the Registrant" of the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 9, 2005, which sections are incorporated in this annual report on Form 10-K by reference. The information concerning compliance with 16(a) of the Securities Exchange Act of 1934, as amended, is presented in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the 2005 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning our audit committee and our audit committee financial expert is set forth in the section entitled "The Board of Directors and its Committees," in our Proxy Statement for the 2005 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning our Code of Ethics is set forth in the section entitled "Code of Ethics" in our Proxy Statement for the 2005 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth in the section entitled "Executive Compensation" in our Proxy Statement for the 2005 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2005 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part II of Item 5 of this Form 10-K and is incorporated in Item 12 of this annual report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information for this item is set forth in the section entitled, "Certain Transactions, Employment Contracts, Termination of Employment and
Change-in-Control Arrangements" in our Proxy Statement for the 2005 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information for this item is set forth in the section entitled "Principal Accounting Fees and Services" in our Proxy Statement for the 2005 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Consolidated Financial Statements of O. I. Corporation and its
            subsidiary that are included in Part II, Item 8:

                                                                                                        Page
                                                                                                        -----
Report of Independent Registered Public Accounting Firm.............................................       25

Consolidated Balance Sheets at December 31, 2004 and 2003...........................................       26

Consolidated  Statements of Income for the years ended  December 31, 2004,  2003,  and
2002................................................................................................       27

Consolidated  Statements  of Cash Flows for the years ended  December 31, 2004,  2003,
and 2002............................................................................................       28

Consolidated  Statements  of  Stockholders'  Equity for the years ended  December  31,
2004, 2003, and 2002................................................................................       29

Notes to Consolidated Financial Statements..........................................................    30-42

(a)   2.    Financial Statement Schedules required to be filed by Item 8 of this
            Form:

            All schedules are omitted, as they are not required, or are not applicable, or the required information is included in the financial statements or notes thereto.

(a)   3.    Exhibits

            3.1      Articles of Incorporation of the Company (filed as Exhibit
                     3.1 to the Company's Annual Report on Form 10-K for the year-ended December 31, 2001 and incorporated herein by reference).

            3.2 Amended and restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year-ended December 31, 2002 and incorporated herein by reference).

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

            *10.7 2003 Incentive Compensation Plan (filed as Exhibit A to the Company's Proxy Statement on Schedule 14-A dated April 5, 2002, and incorporated herein by reference).

            *10.8    O.I. Corporation 2003 Incentive Compensation Plan (filed as
                     Exhibit 99.1 the registration statement on Form S-8 (No. 333-106254) and incorporated herein by reference).

            *10.9 Form of Nonqualified Stock Option Agreement between O.I. Corporation and its Directors.

            *10.10 Form of Nonqualified Stock Option Agreement between O.I. Corporation and its Employees.

            *10.11 Form of Qualified Stock Option Agreement between O.I. Corporation and it Employees.

            23.1     Consent of Grant Thornton LLP.

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

            99.1 The O. I. Corporation definitive Proxy Statement, dated April 14, 2005, is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

* Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K.

                  Form 8-K dated October 26, 2004, regarding material impairment of Intelligent Ion, Inc. Series A Preferred Stock and press release regarding its signing a non-binding Letter of Intent to acquire substantially all the assets of Intelligent Ion, Inc.

                  Form 8-K dated December 29, 2004, regarding O.I. Corporation press release regarding its completion of the purchase of certain assets of Intelligent Ion, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          O. I. CORPORATION

                                             /s/ William W. Botts
                                          ------------------------------------
Date: March 23, 2005                      By:  William W. Botts
                                               President and
                                               Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                        Title                        Date

/s/ William W. Botts        President, Chief Executive Officer,      March 23, 2005
--------------------        Director
William W. Botts            (Principal Executive Officer)

/s/ Juan M. Diaz            Vice President- Corporate Controller,    March 23, 2005
----------------            (Principal Financial Officer and
Juan M. Diaz                Principal Accounting Officer)

/s/ Jack S. Anderson        Director                                 March 23, 2005
--------------------
Jack S. Anderson

/s/ Richard W. K. Chapman   Director                                 March 23, 2005
-------------------------
Richard W. K. Chapman

/s/ Edwin B. King           Director                                 March 23, 2005
-----------------
Edwin B. King

/s/ Craig R. Whited         Director                                 March 23, 2005
-------------------
Craig R. Whited

                                 EXHIBIT INDEX

Exhibits

3.1 Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year-ended December 31, 2001 and incorporated herein by reference).

3.2 Amended and restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year-ended December 31, 2002 and incorporated herein by reference).

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

*10.7 2003 Incentive Compensation Plan (filed as Exhibit A to the Company's Proxy Statement on Schedule 14-A dated April 5, 2002, and incorporated herein by reference).

*10.8    O.I. Corporation 2003 Incentive Compensation Plan (filed as Exhibit
         99.1 the registration statement on Form S-8 (No. 333-106254) and incorporated herein by reference).

*10.9 Form of Nonqualified Stock Option Agreement between O.I. Corporation and its Directors.

*10.10 Form of Nonqualified Stock Option Agreement between O.I. Corporation and its Employees.

*10.11 Form of Qualified Stock Option Agreement between O.I. Corporation and it Employees.

23.1     Consent of Grant Thornton LLP.

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

99.1 The O.I. Corporation definitive Proxy Statement, dated April 14, 2005, is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

* Management contract or compensatory plan or arrangement.