Form 10-Q
period 2005-03-31
OI CORP
filed 2005-05-06
CIK 73773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[ X ] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the common stock as of May 1, 2005 was 2,835,642.

                          PART I. FINANCIAL INFORMATION




ITEM 1.     FINANCIAL STATEMENTS.


                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par value)




                                                                March 31,       December 31,
                                                                  2005              2004
                                                             --------------    --------------
                         ASSETS                               (unaudited)
Current assets:
  Cash and cash equivalents                                  $        1,298    $        1,541
  Accounts receivable-trade, net of allowance for
   doubtful accounts of $290 and $271, respectively                   4,841             4,898
  Investment in sales-type leases-current portion                       328               273
  Investments                                                         9,172             8,586
  Inventories                                                         5,214             5,012
  Current deferred income tax assets                                    720               698
  Other current assets                                                  210               181
                                                             --------------    --------------
       Total current assets                                          21,783            21,189

Property, plant and equipment, net                                    3,377             3,404
Investment in sales-type leases, net of current                         319               275
Long-term deferred income tax assets                                    303               287
Intangible assets, net                                                  206               208
Other assets                                                             34                24
                                                             --------------    --------------
       Total assets                                          $       26,022    $       25,387
                                                             ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                    $        1,980    $        1,897
  Accrued liabilities                                                 3,221             3,303
                                                             --------------    --------------
       Total current liabilities                                      5,201             5,200

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.10 par value, 3,000 shares
    authorized, no shares issued and outstanding
  Common stock, $0.10 par value, 10,000 shares
    authorized 4,103 shares issued and
    outstanding                                                         410               410
  Additional paid-in capital                                          4,326             4,326
  Treasury stock, 1,278 and 1,296 shares,
    respectively, at cost                                            (5,583)           (5,660)
  Retained earnings                                                  21,636            21,016
  Accumulated other comprehensive income, net                            32                95
                                                             --------------    --------------

       Total stockholders' equity                                    20,821            20,187
                                                             --------------    --------------
       Total liabilities and stockholders' equity            $       26,022    $       25,387
                                                             ==============    ==============


       See notes to unaudited condensed consolidated financial statements.

                                O.I. CORPORATION
                   Condensed Consolidated Statements of Income
                            and Comprehensive Income
                      (In thousands, except per share data)
                                   (Unaudited)



                                                      Three Months Ended
                                                           March 31,
                                                    2005              2004
                                               --------------    --------------
Net revenues:
  Products                                     $        7,002    $        5,546
  Services                                                698               848
                                               --------------    --------------
                                                        7,700             6,394
Cost of revenues:
  Products                                              3,292             2,666
  Services                                                353               392
                                               --------------    --------------
                                                        3,645             3,058

Gross profit                                            4,055             3,336

Selling, general and administrative expenses            2,313             2,009
Research and development expenses                         938               734
                                               --------------    --------------
Operating income                                          804               593

Other income, net                                         111               126
Loss from unconsolidated investee                          --              (74)
                                               --------------    --------------
Income before income taxes                                915               645

Provision for income taxes                                295               219
                                               --------------    --------------
Net income                                     $          620    $          426
                                               ==============    ==============

Other comprehensive income/(loss), net of tax:
  Unrealized gains/(losses) on investments                (64)               69
                                               --------------    --------------
Comprehensive income                           $          556    $          495
                                               ==============    ==============

Earnings per share:
     Basic                                     $         0.22    $         0.15
     Diluted                                   $         0.21    $         0.15

Shares used in computing earnings per share:
     Basic                                              2,817             2,764
     Diluted                                            2,904             2,847


       See notes to unaudited condensed consolidated financial statements.

                                O.I. CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                       Three Months Ended
                                                                            March 31,
                                                                     2005              2004
                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $          620    $          426
   Depreciation & amortization                                             145               127
   Deferred income taxes                                                   (10)               67
   Loss from unconsolidated investee                                        --                74
   Change in working capital                                              (278)               10
                                                                --------------    --------------
     Net cash flows provided by operating activities            $          477    $          704

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                              (2,051)           (1,372)
   Maturity of investments                                               1,368               866
   Proceeds from insurance policy                                           --                55
   Purchase of property, plant & equipment                                (115)             (115)
                                                                   --------------    --------------
     Net cash flows (used in) investing activities              $         (798)   $         (566)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock pursuant to
    exercise of employee stock options and employee
    stock purchase plan
                                                                            78               144
                                                                --------------    --------------
     Net cash flows provided by financing activities            $           78    $          144

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (243)              282

Cash and cash equivalents, at beginning of quarter                       1,541             2,869
                                                                --------------    --------------
Cash and cash equivalents, at end of quarter                    $        1,298    $        3,151
                                                                ==============    ==============


       See notes to unaudited condensed consolidated financial statements.

                                O.I. CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

O.I. Corporation (the "Company," "we" or "our"), an Oklahoma corporation, was organized in 1963. The Company designs, manufactures, markets, and services analytical, monitoring and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds.

The accompanying unaudited condensed consolidated financial statements have been prepared by O.I. Corporation and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All adjustments and provisions included in these statements are of a normal recurring nature. All intercompany transactions and balances have been eliminated in the financial statements. Certain prior period amounts in the condensed consolidated financial statements have been reclassified for comparative purposes. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2. INVENTORIES.

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

                                               Mar. 31, 2005       Dec. 31, 2004
                                               --------------     --------------
Raw materials                                  $        3,556     $        3,056
Work-in-process                                           995              1,072
Finished goods                                            663                884
                                               --------------     --------------
                                               $        5,214     $        5,012
                                               ==============     ==============

3. COMPREHENSIVE INCOME/(LOSS).

Other comprehensive income/(loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity. The Company's components of comprehensive income/(loss) are net income and unrealized gains and losses on available-for-sale investments.

4. EARNINGS PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. Incremental shares from assumed exercise of dilutive options for the three months ended March 31, 2005 of 87,000 were added to the weighted average shares used to calculate diluted EPS. Incremental shares from assumed exercise of dilutive options for the same period of the prior year of 83,000 were added to the weighted average shares used to calculate diluted EPS. There were no adjustments made to net income as reported to calculate basic or diluted earnings per share. For the three months ended March 31, 2005 there were no anti-dilutive shares. For the same period of the prior year, there were options to acquire 46,000 shares of common stock, at a weighted average exercise price of $8.36 per share, that were not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive.

5. STOCK-BASED COMPENSATION.

At March 31, 2005, the Company had three stock-based employee compensation plans. The 2003 Incentive Stock Option Plan from which stock options may be granted, and two expired plans which have options outstanding but under which no further stock options may be granted. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                           Three Months Ended
                                                                 March 31
                                                            2005         2004
                                                         ----------   ----------
                                               (in thousands, except per share amounts)
Net income, as reported                                  $      620   $      426
Deduct: Total stock-based compensation expense
        determined under fair value based method
        for awards granted, modified, or settled,
        net of related tax effects                               67           46
                                                         ----------   ----------
Pro forma net income                                     $      553   $      380

Earnings per share:
   Basic -- as reported                                  $     0.22   $     0.15
   Basic -- pro forma                                    $     0.20   $     0.14
   Diluted -- as reported                                $     0.21   $     0.15
   Diluted -- pro forma                                  $     0.19   $     0.13

6. INTANGIBLE ASSETS, NET.

Intangible assets, net, consisted of patents, rights to licenses and trademarks relating to technology used in the Company's products and licensed patents covering technology anticipated to be used in potential future products. Intangible assets, net, as of March 31, 2005 and December 31, 2004 were approximately $206,000 and $208,000, net of accumulated amortization of $155,000 and $151,000, respectively. Total amortization expense on intangible assets for the three months ended March 31, 2005 and 2004 was approximately $4,000 and $2,000 respectively. The estimated aggregate amortization expense for the remaining nine months of 2005 is $11,000, and approximately $15,000, $14,000, $13,000 and $13,000 for each of the four succeeding fiscal years 2006 to 2009, respectively.

7. PRODUCT WARRANTY LIABILITIES.

The changes in the Company's product warranty liability on March 31, 2005 were as follows (in thousands):


     Liabilities, beginning of year                                $        651
     Expense for new warranties issued                                       --
     Warranty claims                                                        (35)
                                                                   ------------
     Liabilities, March 31, 2005                                   $        616
                                                                   ============

8. RECENT PRONOUNCEMENTS.

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

In March 2004, the FASB issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective and the applicable ones were adopted for our year-end 2004. We will evaluate the effect, if any, of EITF 03-01 when final guidance is issued.

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

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement requires that the costs of employee share-based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company is currently using.

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

On March 29, 2005, the SEC issued Staff Accounting Bulletin "SAB" No. 107 regarding the interaction between SFAS 123(R) which was revised in December 2004 and certain SEC rules and regulations and provides the SEC's staff views regarding the valuation of share-based payment arrangements for public companies. The Company is evaluating the impact this guidance will have on its financial condition, results of operation and cash flows.

On April 14, 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123(R). The new rule allows for companies to adopt the provisions of SFAS 123R beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, the Company plans to adopt SFAS 123(R) as of the beginning of the first quarter of 2006. The Company is evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43" ("FAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

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

Factors that could cause actual results to differ materially include, but are not limited to,

- Our failure to implement and maintain effective internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

- Future changes in financial accounting standards or taxation rules may adversely affect our reported results of operations.

- The Company's purchase of certain assets of III may not result in a successful product.

- The Company's increased R&D efforts may not result in products that are successful in the marketplace

- The Company's operating results and financial condition could be harmed if the industries, into which it sells its products, demand fewer products similar to products sold by the Company.

- Our acquisitions, strategic alliances, joint ventures and divestitures may result in financial results that are different than expected.

- Technological change could cause the company's products to become non-competitive or obsolete.

- Consolidation in the environmental instrument market and changes in environmental regulations could adversely affect the Company's business

- Reduced capital spending by the Company's customers could harm its business

- Environmental contamination caused by ongoing operations could subject the Company to substantial liabilities in the future.

- Compliance with governmental regulations may cause the Company to incur significant expenses, and failure to maintain compliance with certain governmental regulations may have a negative impact on the Company's business and results of operations.

- Economic, political, and other risks associated with international sales could adversely affect the Company's results of operations.

- The Company faces competition from third parties in the sale of its products.

- The Company could incur substantial costs in protecting and defending its intellectual property, and loss of patent rights could have a material adverse effect on the Company's business.

- The Company's fluctuating quarterly operating results may negatively impact stock price.

- Although inflation has not had a material impact on the Company's operations, there is no assurance that inflation will not adversely affect its operations in the future.

- Failure of suppliers to deliver sufficient quantities of parts in a timely manner could cause the Company to lose sales and, in turn, adversely affect the Company's results of operations.

- The Company's inability to adjust its orders for parts or adapt its manufacturing capacity in response to changing market conditions could adversely affect the Company's earnings.

- If the Company suffers loss to our facilities or distribution system due to catastrophe, our operations could be seriously harmed.

- The introduction of new products results in risks relating to start up of such products, customer acceptance, employee training, distributor training, and phase out of old products.

The cautionary statements contained or referred to herein should be considered in connection with any written or oral forward-looking statements that may be issued by the Company or persons acting on the Company's behalf. The Company does not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. When considering forward-looking statements, you should also keep in mind the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2004.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto.

OPERATING RESULTS

Total net revenues for the three months ended March 31, 2005 increased $1,306,000 or 20.4% to $7,700,000 compared to $6,394,000 for the same period of the prior year. Product revenues increased $1,456,000, or 26.3% to $7,002,000 compared to $5,546,000 for the same period of the prior year. Sales were up in all product lines with the exception of refrigerant monitoring products. The increase in sales during the first quarter was driven by shipments of the MINICAMS air-monitoring systems from backlog, and strong bookings and shipments of total organic carbon analyzer products, and automated chemistry analyzer products.

Revenues from services decreased $150,000 or 18% to $698,000 compared to $848,000 for the same period of the prior year. Revenues from services decreased compared to the three months ended March 31, 2004, primarily due to lower revenues from in-house, factory repair and field repair services.

International revenues from sales of products and services increased for the three months ended March 31, 2005, compared to the same period of the prior year and were led by strong sales in Europe and Asia. Domestic sales were down for the three months ended March 31, 2005, except for sales to government organizations.

While overall sales increased, demand from environmental testing labs and the pharmaceutical markets were erratic and unpredictable. Bookings and shipments were delayed and skewed toward the end of the quarter.

The environmental instrument market which we serve has been flat or declining over the past several years and we have not seen a fundamental improvement in these markets. We remain cautiously optimistic about future sales and have identified a number of products and strategies we believe will allow us to grow our business despite this decline, including the acquisition of complementary businesses, developing new products, developing new applications for its technologies, and strengthening our presence in selected geographic markets. No assurance can be given that we will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in the growth of our business.

Gross profit for the three months ended March 31, 2005 increased to $4,055,000 or 53% of revenues, compared to $3,336,000, or 52% of revenues, for the same period of the prior year. The increase in gross profit was primarily due to the increased sales of products with higher margins including the MINICAMS air-monitoring systems, total organic carbon analyzer products, and automated chemistry analyzer products.

Selling, general, and administrative ("SG&A") expenses for the three months ended March 31, 2005 increased to $2,313,000 or 30% of revenues, compared to $2,009,000, or 31% of revenues, for the same period of the prior year. SG&A expenses for the three months ended March 31, 2005 increased compared to the same period of the prior year due to wages and related expenses, legal costs, accounting costs, and insurance costs.

Research and development ("R&D") expenses for the three months ended March 31, 2005 increased $204,000 to $938,000, compared to $734,000 for the same period of the prior year. R&D expenses expressed as a percentage of revenues, increased to 12% compared to 11% for the same period of the prior year. The increase in R&D expenses for the three months ended March 31, 2005 was due to increased expenses related to the development of potential new products. In the second quarter of 2003, we announced a plan to intensify our R&D efforts to add new features to existing products and develop new products, and cautioned that R&D spending may increase over historical levels as a dollar amount, and as a percentage of revenues. Such increases in R&D expenditures may create operating losses in future periods.

Consistent with the previously announced plan to increase R&D spending, certain assets of Intelligent Ion, Inc. (III) were purchased in December of 2004 as referenced in the Company's 10-K report for 2004. The increase in R&D spending was primarily due to expenses related to the technology acquired in December of 2004 and to ongoing project expenses related to potential new products, including technology in the field of Mass Spectrometry. The success of the product development effort remains highly dependent on the remaining efforts to achieve technical viability, rapidly changing customer markets, time to market, and the extent to which other suppliers enter the market. The nature of the efforts to develop this technology into a commercially viable product consists primarily of research, planning, designing, experimenting, and testing activities necessary to determine that the technology can meet market expectations, including functionality and technical requirements. Failure of our research efforts to prove that the technology will function for the intended purpose, or to bring a product to market in a timely manner could result in lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the future prospects of these R&D efforts.

In addition to the product development above, the Company introduced new products at the Pittsburgh Conference, a major industry trade show. The products introduced included a new total organic carbon analyzer, discrete cyanide analyzer and a new auto sampler for the gel permeation chromatography product line. We expect to begin shipping these new products during 2005.

Operating income for the three months ended March 31, 2005 increased $211,000, or 36% to $804,000, compared to $593,000 for the same period of the prior year. The increase in operating income for the three months ended March 31, 2005 is primarily due to the increase in revenues from product sales partially offset by an increase in R&D and SG&A expenditures.

Other income, net, which is comprised of interest and dividend income from investments, interest income from customer leases and gain/loss from dispositions of Company property, decreased to $111,000 for the three months ended March 31, 2005, compared to $126,000 for the same period of the prior year primarily due to income recognized from the cash surrender value of a life insurance policy in the first quarter of 2004.

In the first quarter of 2004, we incurred a loss from an unconsolidated investee, which amounted to $74,000. The loss from this unconsolidated investment represented our share of the results of operations from our investment in the preferred shares of III. We incurred a loss of all of our remaining investment in III in the third quarter of 2004, and acquired certain assets of III in the fourth quarter of 2004. Accordingly, we incurred no such expense in the period ending March 31, 2005.

Income before income taxes increased $270,000 or 42% to $915,000 compared to $645,000 for the same period of the prior year primarily due to increased sales partially offset by an increase in R&D, SG&A expenses and loss from unconsolidated investee.

Provision for income taxes increased $76,000 for the three months ended March 31, 2005 to a provision of $295,000 compared to $219,000 for the same period of the prior year. The effective tax rate was 32% for the quarter ended March 31, 2005 compared to 34% for the same period of the prior year.

Net income for the quarter ended March 31, 2005 increased $194,000 or 46% to $620,000 compared to $426,000 for the same period of the prior year, primarily due to increased sales partially offset by an increase in R&D SG&A expenses and loss from unconsolidated investee. Basic and diluted earnings per share for the quarter ended March 31, 2005 were $0.22 and $0.21 per share, respectively, computed based on basic and diluted weighted average shares outstanding of 2,817,000 and 2,904,000, respectively, compared to basic and diluted earnings per share of $0.15 per share for the same period of the prior year computed based on basic and diluted weighted average shares outstanding of 2,764,000 and 2,847,000, respectively. Earnings per share increased due to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,298,000 as of March 31, 2005, compared to $1,541,000 as of December 31, 2004. Working capital as of March 31, 2005 increased to $16,582,000, compared to $15,989,000 as of December 31, 2004 primarily due to increases in inventory and short-term investments. Working capital, as a percentage of total assets, was 64% as of March 31, 2005 and 63% at December 31, 2004. The current ratio was 4.2 at March 31, 2005 and 4.1 at December 31, 2004. Total liabilities-to-equity ratio decreased to 25% as of March 31, 2005, compared to 26% as of December 31, 2004.

Net cash flow provided by operating activities for the quarter ended March 31, 2005 was $477,000, compared to $704,000 for the same period of the prior year. The decrease in cash flow from operating activities in the three months ended March 31, 2005 was primarily due to changes to working capital resulting from increases in inventories and investments in sales-type leases. Net cash flow (used in) investing activities was $(798,000) for the three months ended March 31, 2005, compared to $(566,000) for the same period of the prior year. The increase in cash used in investing activities was primarily due to an increase in the purchases of investments with excess cash. Net cash flow provided by financing activities for the three months ended March 31, 2005 was $78,000 compared to $144,000 for the same period of the prior year. The decrease in cash provided by financing activities was primarily due to a decrease in cash received in connection with the issuance of stock to employees pursuant to the exercise of stock option awards.

We have historically been able to fund working capital and capital expenditures from operations, and expect to be able to finance our 2005 working capital requirements from cash on hand and funds generated from operations. However, demand for our products is influenced by the overall condition of the economy in which we sell our products, by the capital spending budgets of our customers and by our ability to successfully meet our customers' expectations. The environmental instrument market which we serve has been flat or declining over the past several years. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our results of operations and, therefore, harm the primary source of our cash flows.

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

The Company's initiative in 2003 to obtain a mass-selective detector for use in a new product led to the strategic alliance with III and our investment in and funding of III's development. At the time of acquiring certain III assets and at year end 2004, we reported the following: "With the purchase of the assets of III, the Company anticipates spending at least $1,500,000 to complete the development of a commercial product or products based on the technology and incorporate that technology into our products." We have been evaluating the status of the product development that III was conducting under the Product Purchase Agreement and at this time we are unable to update this statement. The Company anticipates using its own employees and certain key contractors to attempt to complete the product development. Such research efforts are experimental and may cost more than planned. Nevertheless, we believe that we have the working capital to maintain our commitment to this development effort.

In the second quarter of 2003, we announced a plan to undertake a more extensive research, development, and engineering effort with the intent of developing products with innovative technologies. The major goals in our efforts are (i)to position the Company to serve new markets, (ii)to increase our position in the beverage market, and (iii)to broaden our product offering in the process analytical instruments market. Our plan to increase research and development will increase R&D expenses. Such expenses will include hiring additional personnel, purchasing supplies and component products for experimental use, outsourcing certain work, and using consulting services. We expect that such expenses will fluctuate quarterly based on the specific activity during the quarter. Such fluctuating expenditures, together with fluctuating revenues, may result in a quarterly or annual operating loss. We believe we have sufficient cash on hand and funds from operations to maintain our commitment to this plan.

Since 1995, we have repurchased an aggregate of 1,755,978 shares at an average purchase price of $4.13 per share, pursuant to the Company's stock repurchase program. No repurchases were made during 2004 or during the three months ended March 31, 2005. We may purchase up to an additional 19,022 shares under the current stock repurchase program. We may seek approval from the Company's Board of Directors to expand this program in the future if it believes repurchases continue to be in the best interests of the Company. Expansion of this program would also be funded from cash from operations. We do not expect to declare a dividend in the foreseeable future.

The Company conducts some operations in leased facilities in Birmingham, Alabama under an operating lease expiring on November 30, 2006, and a six-month, prepaid lease expiring in June of 2005 for office space in Seattle, Washington. Future minimum rental payments under the lease in Birmingham are $140,000 for 2005 and $171,000 for 2006.

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

REVENUE RECOGNITION. The Company derives revenues from three sources: system sales, part sales, and services. For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss have passed to the customer, and collection is reasonably assured. The Company's sales are typically not subject to rights of return, and historically, sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services are accounted for as multiple-element arrangements, where the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Revenue related to part sales is recognized when the parts have been shipped and title and risk of loss have passed to the customer. Deferred revenue from such system sales is presented as unearned revenues in accrued liabilities in the accompanying condensed consolidated balance sheets.

Products generally carry one year of warranty. Once the warranty period has expired, the customer may purchase an extended product warranty typically covering an additional period of one year. Extended warranty billings are generally invoiced to the customer at the beginning of the contract term. Revenue from extended warranties is deferred and recognized ratably over the duration of the contracts. Unearned extended warranty revenue is included in unearned revenues in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

The Company had changes in required reserves in recent periods due to discontinuation of certain product lines and obsolescence related to new product introductions, as well as declining market conditions. As a result, the Company incurred net inventory charges of approximately $42,000 during fiscal 2004.

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

The fair value of the Company's investments in debt and equity securities at March 31, 2005 and December 31, 2004 was $9,172,000 and $8,586,000,
respectively. Year-to-date unrealized losses in the fair value of some of those investments are primarily due to recent increases in interest rates. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. There were no realized gains or losses on sales of such investments during the first quarter of 2005.



ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive and principal financial officer have concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

        (b) Reports on Form 8-K

            Form 8-K dated February 9, 2005, regarding entry into a Material Definitive Agreement relating to base salary increases and fiscal 2004 performance related bonuses for O.I. Corporation's named executive officers.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             O. I. CORPORATION
                                      ---------------------------------
                                                (Registrant)

Date:  May 6, 2005                 BY: /s/ William W. Botts
      --------------                 ------------------------------------
                                     William W. Botts
                                     President, Chief Executive Officer
                                           (Principal Executive Officer)


Date:  May 6, 2005                 BY: /s/ Juan M. Diaz
      --------------                 ------------------------------------
                                     Juan M. Diaz
                                     Vice President- Corporate Controller
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

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