Form 10-Q
period 2005-06-30
OI CORP
filed 2005-08-09
CIK 73773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________to_________

                         Commission File Number: 0-6511

                                O. I. CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

     OKLAHOMA                                                         73-0728053
----------------------                                       -------------------
State of Incorporation                                           I.R.S. Employer
                                                              Identification No.

             P.O. Box 9010
            151 Graham Road
         College Station, Texas                                       77842-9010
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:               (979) 690-1711

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

As of June 30, 2005, there were 2,839,142 shares of the issuer's common stock, $.10 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par value)

                                                                                  JUNE 30,           DEC. 31,
                                                                                    2005               2004
                                                                                 -----------         --------
                                                                                 (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                      $     1,662         $  1,541
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $302 and $271, respectively                                   4,895            4,898
  Investment in sales-type leases, current portion                                       327              273
  Investments, at market                                                               8,981            8,586
  Inventories                                                                          5,041            5,012
  Current deferred income tax assets                                                     793              698
  Other current assets                                                                   262              181
                                                                                 -----------         --------
         Total current assets                                                         21,961           21,189

Property, plant, and equipment, net                                                    3,329            3,404
Investment in sales-type leases, net of current                                          374              275
Long-term deferred income tax assets                                                     303              287
Intangible assets, net                                                                   246              208
Other assets                                                                              34               24
                                                                                 -----------         --------
         Total assets                                                            $    26,247         $ 25,387
                                                                                 ===========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                                        $     1,359         $  1,897
  Accrued liabilities                                                                  3,508            3,303
                                                                                 -----------         --------
        Total current liabilities                                                      4,867            5,200

Commitments and contingencies                                                            ---              ---

Stockholders' equity:
  Preferred stock, $0.10 par value, 3,000 shares                                         ---              ---
    authorized, no shares issued and outstanding
  Common stock, $0.10 par value, 10,000 shares
    authorized, 4,103 shares issued, 2,839 and 2,807
    outstanding, respectively                                                            410              410
  Additional paid-in capital                                                           4,371            4,326
  Treasury stock, 1,264 and 1,296 shares,
    respectively, at cost                                                             (5,521)          (5,660)
  Retained earnings                                                                   22,079           21,016
  Accumulated other comprehensive income, net                                             41               95
                                                                                 -----------         --------
        Total stockholders' equity                                                    21,380           20,187
                                                                                 -----------         --------
        Total liabilities and stockholders' equity                               $    26,247         $ 25,387
                                                                                 ===========         ========

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                   Condensed Consolidated Statements of Income
                            and Comprehensive Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30                       JUNE 30
                                                             2005           2004           2005            2004
                                                           --------        -------        -------         -------
Net revenues:
   Products                                                $  6,012        $ 6,666        $13,013         $12,212
   Services                                                   1,012            663          1,711           1,511
                                                           --------        -------        -------         -------
                                                              7,024          7,329         14,724          13,723
Cost of revenues:
   Products                                                   3,079          3,320          6,371           5,986
   Services                                                     386            380            739             772
                                                           --------        -------        -------         -------
                                                              3,465          3,700          7,110           6,758
Gross Profit                                                  3,559          3,629          7,614           6,965

Selling, general & administrative expenses                    2,121          2,118          4,435           4,127
Research and development expenses                               967            731          1,905           1,465
                                                           --------        -------        -------         -------
Operating income                                                471            780          1,274           1,373

Other income, net                                               125             87            238             213
Loss from unconsolidated investee                                --            (88)            --            (162)
                                                           --------        -------        -------         -------
Income before income taxes                                      596            779          1,512           1,424

Provision for income taxes                                      154            264            449             483
                                                           --------        -------        -------         -------
Net income                                                 $    442        $   515        $ 1,063         $   941

Other comprehensive income, net of tax:
  Unrealized gains/(losses) on
  Investments, available-for-sale                                 9           (291)           (54)           (222)
                                                           --------        -------        -------         -------
Comprehensive income                                       $    451        $   224        $ 1,009         $   719
                                                           ========        =======        =======         =======

Earnings per share:
     Basic                                                 $   0.16        $  0.19        $  0.38         $  0.34
     Diluted                                               $   0.15        $  0.18        $  0.37         $  0.33

Shares used in computing earnings per share:
     Basic                                                    2,837          2,783          2,812           2,774
     Diluted                                                  2,898          2,861          2,888           2,854

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                         2005          2004
                                                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $  1,063      $    941
   Depreciation & amortization                                                              285           260
   Deferred income taxes                                                                    (96)           43
   Gain on disposition of property                                                           --            (5)
   Loss from unconsolidated investee                                                         --           162
   Change in working capital                                                               (547)         (409)
                                                                                       --------      --------
     Net cash flows provided by operating activities                                        705           992

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                                               (2,643)       (1,372)
   Maturity of investments                                                                2,170           979
   Proceeds from insurance policy                                                            --            55
   Purchase of property, plant & equipment                                                 (202)         (261)
   Proceeds from sales of assets                                                             --             7
   Change in other assets                                                                   (56)           (7)
                                                                                       --------      --------
     Net cash flows (used in) investing activities                                         (731)         (599)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net cash flows provided from issuance of common stock pursuant to exercise of
    employee stock options and employee stock purchase plan                                 147           172
                                                                                       --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   121           565

Cash and cash equivalents, at beginning of period                                         1,541         2,869
                                                                                       --------      --------
Cash and cash equivalents, at end of period                                            $  1,662      $  3,434
                                                                                       ========      ========

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

O.I. Corporation (the "Company", "we", or "us"), an Oklahoma corporation, was organized in 1963. The Company designs, manufactures, markets, and services analytical, monitoring and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds.

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

2.    INVENTORIES.

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

                               June 30, 2005       Dec. 31, 2004
                               -------------       -------------
Raw materials                    $  3,742            $  3,056
Work-in-process                       642               1,072
Finished goods                        657                 884
                                 --------            --------
                                 $  5,041            $  5,012
                                 ========            ========

3.    COMPREHENSIVE INCOME.

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity. The Company's components of comprehensive income are net income and unrealized gains and losses on available-for-sale investments.

4.    EARNINGS PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. Incremental shares from assumed exercise of dilutive options for the three and six months ended June 30, 2005 of 61,000 and 77,000 respectively, were added to the weighted average shares used to calculate diluted earnings per share. Incremental shares from assumed exercise of dilutive options for the same period of the prior year of 78,000 and 80,000, respectively, were added to the weighted average shares used to calculate diluted earnings per share. There were no adjustments made to net income as reported to calculate basic or diluted earnings per share. For the three and six months ended June 30, 2005 there were no anti-dilutive shares. For the three and six months ended June 30, 2004, options to acquire 45,000 shares of common stock, respectively, at weighted average exercise prices of $8.36 per share, were not included in the computation of dilutive earnings per share as their effect would be anti-dilutive.

5.    STOCK-BASED COMPENSATION.

At June 30, 2005, the Company had three stock-based employee compensation plans: the 2003 Incentive Stock Option Plan from which stock options may be granted, and two expired plans which have options outstanding but no further stock options may be granted. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock - based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                   Three Months Ended          Six Months Ended
                                                                        June 30                     June 30
                                                                     (in thousands, except per share amounts)
                                                                   2005          2004         2005          2004
                                                                  ------        ------       ------        ------
Net income, as reported                                           $  442        $  515       $1,063        $  941
Deduct: Total stock-based compensation expense determined
under fair value based method for awards granted, modified,
or settled, net of related tax effects
                                                                      20            18           41            36
                                                                  ------        ------       ------        ------
Pro forma net income                                                 422           497        1,022           905

Earnings per share:
   Basic -- as reported                                           $ 0.16        $ 0.19       $ 0.38        $ 0.34
   Basic -- pro forma                                             $ 0.15        $ 0.18       $ 0.36        $ 0.33
   Diluted -- as reported                                         $ 0.15        $ 0.18       $ 0.37        $ 0.33
   Diluted -- pro forma                                           $ 0.15        $ 0.17       $ 0.35        $ 0.32

6.    INTANGIBLE ASSETS, NET.

Intangible assets, net, consisted of patents relating to technology used in the Company's products. Intangible assets, net, as of June 30, 2005 and December 31, 2004 were approximately $246,000 and $208,000, net of accumulated amortization of $159,000 and $151,000, respectively. Total amortization expense on intangible assets for the three and six months ended June 30, 2005 and 2004 was approximately $4,000, $8,000, $4,000 and $6,000, respectively. The estimated aggregate amortization expense for the remainder of 2005 and each of the four succeeding fiscal years, 2006 to 2009, is approximately $7,000, $15,000, $14,000, $13,000, and $13,000.

7.    PRODUCT WARRANTY LIABILITIES.

The changes in the Company's product warranty liabilities for the six months ended June 30, 2005 were as follows (in thousands):

Liabilities, beginning of year       $ 651
Expense for new warranties issued      189
Warranty claims                       (224)
                                     -----
Liabilities, June 30, 2005           $ 616
                                     =====

8.    RECENT PRONOUNCEMENTS.

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires that the costs of employee share-based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS123(R) does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." SFAS 123(R) supersedes APB Opinion 25, "Accounting for Stock Issued to Employees and its related interpretations", and eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting, which the Company is currently using.

SFAS 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact SFAS 123(R) will have on its financial position, results of operations, earnings per share and cash flows when SFAS 123(R) is adopted.

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

On April 14, 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123(R). The new rule allows for companies to adopt the provisions of SFAS 123(R) beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, the Company plans to adopt SFAS 123(R) as of the beginning of the first quarter of 2006. The Company is evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43", which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

The FASB has issued SFAS No. 154, "Accounting Changes and Error Corrections". This new standard replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of SFAS 154 is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

On June 8, 2005, the FASB issued a FASB Staff Position (FSP) interpreting FASB Statement No. 143, Accounting for Asset Retirement Obligations . Specifically, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations." This standard addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union. The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste (i.e., waste associated with products placed on the market on or before August 13,
2005). The guidance in the FSP is required to be applied the later of

(1) the first reporting period ending after June 8, 2005, or (2) the date of the adoption of the law by the applicable EU-member country. As of June 30, 2005, many EU-member countries had not yet adopted the Directive, the Company is still evaluating the impact, if any, of FSP FAS 143-1 on its financial position, cash flow or results of operations.

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

- The Company's purchase of certain assets of Intelligent Ion, Inc. including intellectual property, design and prototypes relating to mass spectrometry (MS) and the Company's plans to enter the field of MS may not result in a successful product.

- The Company's increased R&D efforts may not result in products that are successful in the marketplace.

- The Company's operating results and financial condition could be harmed if the industries, into which it sells its products, demand fewer products like or similar to products sold by the Company.

- Future acquisitions, strategic alliances, joint ventures and divestitures may result in financial results that are different than expected.

- Technological change could cause the company's products to become non-competitive or obsolete.

- Consolidation in the environmental instrument market and changes in environmental regulations could adversely affect the Company's business.

- Reduced capital spending by the Company's customers could harm its business.

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

- The introduction of new products results in risks relating to start up of such products, including customer acceptance, employee training, distributor training, and phase out of old products.

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

OPERATING RESULTS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30,2004

REVENUES. Total net revenues for the three months ended June 30, 2005 decreased $305,000, or 4.2%, to $7,024,000, compared to $7,329,000 for the same period of the prior year.

Product revenues decreased $654,000, or 9.8% to $6,012,000, compared to $6,666,000 for the same period of the prior year. Sales were flat or lower in all product lines, with the exception of Total Organic Carbon (TOC) analyzers and Automated Chemistry Analyzer (ACA) products. In the same period of the prior year, sales were driven by Gas Chromatography (GC) components and systems, including MINICAMS and the Eclipse Purge-and-Trap Sample Concentrator, a new product in 2004. Sales of GC components and systems and other products were lower primarily due to customers who have delayed their capital expenditure decisions, and intensified competition for prospective sales. Although sales typically improve in the second quarter after Pittcon, the major analytical instruments industry trade show , we have experienced a delay in customer capital expenditures. Moreover, unlike the Eclipse in the same period of the prior year, the three months ended June 30, 2005 did not include significant sales from new products. Even though new products were announced at Pittcon, shipments of the Aurora Total Organic Carbon Analyzer did not begin until late in the second quarter, and a new Discrete Automated Chemistry analyzer did not begin shipping in the second quarter.

Revenues from services increased $349,000, or 52.6% to $1,012,000, compared to $663,000 for the same period of the prior year. The increase was due in part to approximately $253,000 in service revenue resulting from payment received for services previously performed. We had not previously recognized revenues related to the performance of these services due to doubts about the collectibility of these amounts. This treatment was consistent with accounting principles generally accepted in the United States and our revenue recognition policies. The Company does not expect this same type of increase to recur in the immediate succeeding quarters.

Domestic revenues for the three months ended June 30, 2005 decreased compared to the same period of the prior year for the aforementioned reasons. International revenues were mixed depending on the region. Sales to Latin America and Europe increased, and sales to Asia Pacific were lower.

Although the outlook for the environmental instrument market is flat, we have released several new products that we believe will better position the Company for growth. However, any growth will be dependent on improved capital spending in certain markets, including the domestic market, successful market penetration of our new TOC products and release of the Discrete Automated Chemistry analyzer. Our success in market penetration with other newly introduced products has resulted in competitors lowering the price of their products and providing services at discounted prices and in some cases including service at no cost.

As we view market demand, competitor actions, and prior year quarter sales levels, no assurance can be given that sales will continue at the current quarter rate or match prior year levels.

GROSS PROFIT. Gross profit for the three months ended June 30, 2005 decreased $70,000, or 1.9% to $3,559,000, compared to $3,629,000 for the same period of the prior year primarily due to a decrease in revenues relating to sales of GC components and systems and an increase in warranty costs, partially offset by an increase in service contract revenues. Gross profit represented 50.7% of revenues for period, compared to 49.5% for the same period of the prior year.

SELLING, GENERAL, AND ADMINISTRATIVE. SG&A expenses for the three months ended June 30, 2005 increased $3,000 to $2,121,000, compared to $2,118,000 for the same period of the prior year. SG&A expenses increased as a percentage of revenues for the three months ended June 30, 2005 to 30%, compared to 29% of revenues for the same period of the prior year.

RESEARCH AND DEVELOPMENT. R&D expenses for the three months ended June 30, 2005 increased $236,000, or 32% to $967,000, compared to $731,000 for the same period of the prior year. R&D expenses represented 13.8% of revenues for the period and 9.9% of revenues for the same period of the prior year. The increased R&D expenditures were primarily due to cost relating to work on a potential new mass spectrometer product. The Company has brought in-house development work for a major component of the potential new product and accordingly incurred the associated cost. We anticipate R&D expenses to remain at these levels and perhaps increase, depending on the outcome of our ongoing efforts and actions we may need to take in attempts to solve technical challenges encountered in our efforts to create a commercial product from licensed intellectual property relating to mass spectrometry.

OPERATING INCOME. Operating income for the three months ended June 30, 2005 decreased $309,000, or 39.6% to $471,000, compared to $780,000 for the same period of the prior year. The decrease in operating income was primarily due to a decrease in revenues and an increase in R&D expenses.

OTHER INCOME, NET. Other income for the three months ended June 30, 2005 increased $38,000 to $125,000, compared to $87,000 for the same period of the prior year. The increase was due to higher yields on fixed income investments.

INCOME BEFORE INCOME TAXES. Income before income taxes for the three months ended June 30, 2005 decreased $183,000, or 23.5% to $596,000, compared to $779,000 for the same period of the prior year primarily due to decreases in revenues and an increase in R&D expenses, partially offset by an increase in other income and a decrease in loss from an unconsolidated investee amounting to $87,000.

PROVISION FOR INCOME TAXES. Provision for income taxes decreased $110,000 for the three months ended June 30, 2005 to a provision of $154,000, compared to $264,000 for the same period of the prior year. The effective tax rate was 26% for the three months ended June 30, 2005, compared to 34% for the same period of the prior year, primarily due to increased income tax credits for R&D expenditures.

NET INCOME. Net income for the three months ended June 30, 2005 decreased $73,000, or 14% to $442,000, compared to net income of $515,000 in the same period of the prior year. Basic earnings per share was $0.16, and diluted earnings per share was $0.15 for the three months ended June 30, 2005, compared to basic and diluted earnings of $0.19 and $0.18 per share, respectively, for the same period of the prior year. The decrease in net income for the three months ended June 30, 2005 was primarily due to a decrease in revenues from product sales compared to the same period of the prior year combined with an increase in R&D expense, partially offset by an increase in other income and a decrease in the effective tax rate.

FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30,2004

Total net revenues for the six months ended June 30, 2005 increased $1,001,000, or 7.3% to $14,724,000, compared to $13,723,000 for the same period of the prior year. Product revenues increased $801,000, or 6.6% to $13,013,000, compared to $12,212,000 for the same period of the prior year. The year-to-date increase in product revenues was primarily due to sales of MINICAMS, TOC and ACA products in the first quarter. Overall, the increases in sales in 2005 in the first quarter were followed by a weaker second quarter in GC components and systems, including MINICAMS, due to customer delays in capital expenditure decisions and intensified competition.

Revenues from services increased $200,000, or 13.2% to $1,711,000, compared to $1,511,000 for the same period of the prior year. The increase for services provided is not expected to recur.

Domestic revenues increased although we noted some weakness during the second quarter. International revenues for the six months ended June 30, 2005 increased, compared to the same period of the prior year. In particular, sales to Europe increased, while sales to China and certain other Asian Pacific countries decreased.

GROSS PROFIT. Gross profit for the six months ended June 30, 2005 increased $649,000, or 9.3% to $7,614,000, compared to $6,965,000 for the same period of the prior year, primarily due to an increase in revenues relating to sales of TOC, ACA and MINICAMS, partially offset by an increase in warranty costs. Gross profit represented 51.7% of revenues for period compared to 50.7% for the same period of the prior year.

SELLING, GENERAL, AND ADMINISTRATIVE. SG&A expenses for the six months ended June 30, 2005 increased $308,000, or 7.5% to $4,435,000, compared to $4,127,000 for the same period of the prior year, primarily due to increased costs for employee benefits.

RESEARCH AND DEVELOPMENT. R&D expenses for the six months ended June 30, 2005 increased $440,000, or 30.0% to $1,905,000, compared to $1,465,000 for the same period of the prior year. R&D expense represented 12.9% of revenues for the period and 10.7% of revenues for the same period of the prior year as the Company is continuing significant research and development efforts to introduce more new products.

OPERATING INCOME. Operating income for the six months ended June 30, 2005 decreased $99,000, or 7.2% to $1,274,000, compared to $1,373,000 for the same period of the prior year. The decrease in operating income was primarily due to increases in SG&A costs and R&D activities offsetting an increase in revenues.

OTHER INCOME, NET. Other income for the six months ended June 30, 2005 increased $25,000 to $238,000, compared to $213,000 for the same period of the prior year. The increase in other income was primarily due to higher yields on invested cash.

INCOME BEFORE INCOME TAXES. Income before income taxes for the six months ended June 30, 2005 increased $88,000, or 6.2% to $1,512,000, compared to $1,424,000 for the same period of the prior year, primarily due to having no loss on unconsolidated investee and an increase in revenues and gross profit from sales of products partially offset by an increase in SG&A and R&D expenses.

PROVISION FOR INCOME TAXES. Provision for income taxes decreased $34,000 for the six months ended June 30, 2005 to a provision of $449,000, compared to $483,000 for the same period of the prior year. The effective tax rate was 30% for the six months ended June 30, 2005, compared to 34% for the same period of the prior year, primarily due to increased income tax credits for R&D expenditures.

NET INCOME. Net income for the six months ended June 30, 2005 increased $122,000, or 13% to $1,063,000, compared to net income of $941,000 for the same period of the prior year. Basic earnings per share was $0.38 per share, and diluted earnings per share was $0.37 per share for the six months ended June 30, 2005, compared to basic and diluted earnings of $0.34 and $0.33 per share for the same period of the prior year. The increase in net income for the six months ended June 30, 2005 was primarily due to an increase in revenues from sales of products, compared to the same period of the prior year, partially offset by an increase in R&D and SG&A spending.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities for the six months ended June 30, 2005 was $705,000 compared to $992,000 for the same period of the prior year, and cash and investments totaled $10,643,000 as of June 30, 2005, compared to $10,127,000 as of December 31, 2004. We have historically been able to fund working capital and capital expenditures from operations, and expect to be able to finance our 2005 working capital requirements from cash on hand and funds generated from operations. Working capital as of June 30, 2005 increased to $17,094,000, compared to $15,989,000 as of December 31, 2004. We continued to operate without any borrowings.

Cash flow used in investing activities was $731,000. The Company invests a portion of its excess funds generated from operations in short-term securities, including money market funds, treasury bills, and a portion in preferred stocks. The Company's primary plan for the use of cash is continuing significant research and development efforts to introduce new products.

Other matters which could affect the extent of funds required within the short-term and long-term, include future acquisitions of other businesses or product lines. We may engage in discussions with third parties to acquire new products or businesses or to form joint ventures. These types of transactions may require additional funds from sources other than current operations. We believe that such funds would come from traditional institutional debt financing or other third party financing. We may also use our capital resources to enhance the Company's competitiveness in the marketplace by providing favorable credit terms to more customers, and increase stock levels of certain products to take advantage of market opportunities.

Since 1995, we have repurchased an aggregate of 1,755,978 shares of our common stock at an average purchase price of $4.13 per share, pursuant to the Company's stock repurchase program. No repurchases were made during 2004 or during the six months ended June 30, 2005. We may purchase up to an additional 19,022 shares under the current stock repurchase program. We may seek approval from the Company's Board of Directors to expand this program in the future if we believe repurchases continue to be in the best interests of the Company. Expansion of this program would also be funded from cash from operations. We do not expect to declare a dividend in the foreseeable future.

The Company owns facilities in College Station, Texas, but conducts some operations in leased facilities under an operating lease expiring on November 30, 2006. Future minimum rental payments under this lease for the remainder of 2005 are $97,000 and $173,000 for 2006. The Company believes its facilities to be in good condition and believes they will be suitable for use for the foreseeable future.

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

REVENUE RECOGNITION. The Company derives revenues from three sources: system sales, part sales, and services. For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss have passed to the customer, and collection is reasonably assured. The Company's sales are typically not subject to rights of return, and historically, sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services are accounted for as multiple-element arrangements, where the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales, that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Revenue related to part sales is recognized when the parts have been shipped, and title and risk of loss have passed to the customer. Deferred revenue from such system sales is presented as unearned revenues in accrued liabilities in the accompanying condensed consolidated balance sheets.

Products generally carry a warranty ranging from 90 days to one year. Once the warranty period has expired, the customer may purchase an extended product warranty typically covering an additional period of one year. Extended warranty billings are generally invoiced to the customer at the beginning of the contract term. Revenue from extended warranties is deferred and recognized ratably over the duration of the contracts. Unearned extended warranty revenue is included in unearned revenues in accrued liabilities in the accompanying condensed consolidated balance sheets.

ACCOUNTS RECEIVABLE. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments and for estimated sales returns. Customers may not make payments or return products due to a variety of reasons, including deterioration of their financial condition or dissatisfaction with the Company's products. Management makes regular assessments of doubtful accounts and uses the best information available, including correspondence with customers and credit reports. If the Company determines that there is impairment in the ability to collect payments from customers, additional allowances may be required. Certain distributors or manufacturers representatives in growing geographic areas, on management approval, may exceed credit limits to accommodate financial growth. Historically, the Company has not experienced significant bad debt losses, but the Company could experience increased losses if general economic conditions of its significant customers or any of the markets in which it sells its products were to deteriorate. This could result in the impairment of a number of its customers' ability to meet their obligations, or if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts.

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

The Company had changes in required reserves in recent periods due to discontinuation of certain product lines and obsolescence related to new product introductions, as well as declining market conditions. As a result, the Company incurred net inventory charges of approximately $42,000 during fiscal 2004 and $33,000 during the six months ended June 30, 2005.

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

PRODUCT WARRANTIES. Products are sold with warranties ranging from 90 days to one year, and extended warranties may be purchased for some products. The Company establishes a reserve for warranty expenditures and then adjusts the amount of reserve, annually, if actual warranty experience is different than accrued. The Company makes estimates of these costs based on historical experience and on various other assumptions, including historical and expected product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

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

The fair value of the Company's investments in debt and equity securities at December 31, 2004 and June 30, 2005 was $8,586,000 and $8,981,000, respectively.
A year-to-date unrealized loss in the fair value of those investments is $54,000 primarily due to recent increases in interest rates. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. There were no such sales of investments during the second quarter.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports, which it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive and principal financial officer have concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

The Company's management, including the chief executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

                           PART II- OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders:

      (a) An annual meeting of shareholders was held on May 9, 2005 at 11:00 a.m. at O.I. Corporation headquarters, 151 Graham Road, College Station, Texas, for the purposes of considering and voting upon the following matters: (i) the election of directors; and (ii) the ratification of the appointment of independent public accountants.

      (c)

Proposal No. 1 - Election of Directors               For           Withheld
--------------------------------------             ---------       --------
         Jack S. Anderson                          2,434,306         47,404
         William W. Botts                          2,440,457         41,253
         Richard W. K. Chapman                     2,443,321         38,389
         Edwin B. King                             2,441,121         40,589
         Craig R. Whited                           2,443,321         38,389

Proposal No. 2 - Ratification of Auditors            For            Against      Abstain
-----------------------------------------          ---------       --------      -------
         Grant Thornton LLP                        2,477,100            815        3,795

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

      (b)   Reports on Form 8-K
            Form 8-K dated May 13, 2005, regarding Item 1.01. Entry into a Material Definitive Agreement: Indemnification Agreements with each of its Directors and Executive Officers on May 10, 2005.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               O. I. CORPORATION
                                                                    (Registrant)

Date: August 9, 2005                     BY: /s/ William W. Botts
                                             -----------------------------------
                                             William W. Botts
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date:  August 9, 2005                    BY: /s/ Juan M. Diaz
                                             -----------------------------------
                                             Juan M. Diaz
                                             Vice President-Corporate Controller
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

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