Form 10-Q
period 2005-09-30
OI CORP
filed 2005-11-08
CIK 73773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-6511

                                O. I. CORPORATION
             (Exact name of registrant as specified in its charter)

                Oklahoma                                 73-0728053
        (State of Incorporation)            (I.R.S. Employer Identification No.)

             151 Graham Road
             P. O. Box 9010
         College Station, Texas                          77842-9010
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of September 30, 2005, there were 2,843,917 shares of the issuer's common stock, $.10 par value, outstanding.

INDEX

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

              Condensed Consolidated Balance Sheets - September 30, 2005
                 (Unaudited) and December 31, 2004                             2

              Condensed Consolidated Statements of Income and
                 Comprehensive Income (Unaudited) - Three and Nine Months
                 Ended September 30, 2005 and 2004                             3

              Condensed Consolidated Statements of Cash Flows
                 (Unaudited)- Nine Months Ended September 30, 2005 and 2004    4

              Notes to Unaudited Condensed Consolidated Financial
                 Statements                                                    5

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         19

   Item 4. Controls and Procedures                                            19

PART II - OTHER INFORMATION                                                   20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                O.I. CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                              2005           2004
                                                         -------------   ------------
                                                          (UNAUDITED)
                        ASSETS
Current assets:
   Cash and cash equivalents                                $ 1,599        $ 1,541
   Accounts receivable-trade, net of allowance for
      doubtful accounts of $314 and $271, respectively        5,205          4,898
   Investment in sales-type leases, current portion             307            273
   Investments, at market                                     9,755          8,586
   Inventories                                                4,657          5,012
   Current deferred income tax assets                           800            698
   Other current assets                                         235            181
                                                            -------        -------
         TOTAL CURRENT ASSETS                                22,558         21,189

Property, plant and equipment, net                            3,275          3,404
Investment in sales-type leases, net of current                 222            275
Long-term deferred income tax assets                            271            287
Intangible assets, net                                          265            208
Other assets                                                     28             24
                                                            -------        -------
         TOTAL ASSETS                                       $26,619        $25,387
                                                            =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                  $ 1,292        $ 1,897
   Accrued liabilities                                        3,502          3,303
                                                            -------        -------
         TOTAL CURRENT LIABILITIES                            4,794          5,200

Commitments and contingencies

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.10 par value, 3,000 shares
      authorized, no shares issued and outstanding               --             --
   Common stock, $0.10 par value, 10,000 shares
      authorized, 4,103 shares issued, 2,844 shares
      and 2,807 shares outstanding, respectively                410            410
   Additional paid-in capital                                 4,375          4,326
   Treasury stock, 1,259 shares and 1,296 shares,
      respectively, at cost                                  (5,500)        (5,660)
   Retained earnings                                         22,541         21,016
   Accumulated other comprehensive (loss) income, net            (1)            95
                                                            -------        -------
         TOTAL STOCKHOLDERS' EQUITY                          21,825         20,187
                                                            -------        -------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $26,619        $25,387
                                                            =======        =======

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30         SEPTEMBER 30
                                                ------------------   -----------------
                                                  2005     2004        2005      2004
                                                 ------   ------     -------   -------
Net revenues:
   Products                                      $6,413   $7,091     $19,427   $19,303
   Services                                         826      665       2,536     2,176
                                                 ------   ------     -------   -------
                                                  7,239    7,756      21,963    21,479
Cost of revenues:
   Products                                       3,380    3,420       9,751     9,403
   Services                                         309      319       1,048     1,094
                                                 ------   ------     -------   -------
                                                  3,689    3,739      10,799    10,497

Gross profit                                      3,550    4,017      11,164    10,982

Research and development expenses                   875      735       2,780     2,201
Selling, general & administrative
   expenses                                       2,181    2,176       6,615     6,299
                                                 ------   ------     -------   -------
Operating income                                    494    1,106       1,769     2,482
Other income, net                                   128      105         364       318
Loss from unconsolidated investee                    --      (46)         --      (208)
Impairment of investment in unconsolidated
   investee                                          --     (768)         --      (768)
                                                 ------   ------     -------   -------
Income before income taxes                          622      397       2,133     1,824
Provision for income taxes                          159       46         608       528
                                                 ------   ------     -------   -------
Net income                                       $  463   $  351     $ 1,525   $ 1,296
                                                 ======   ======     =======   =======
Other comprehensive income, net of tax:
   Unrealized gains (losses) on
      investments, available-for-sale               (41)     134         (96)      (87)
                                                 ------   ------     -------   -------
Comprehensive income                             $  422   $  485     $ 1,429   $ 1,209
                                                 ======   ======     =======   =======
Earnings per share:
   Basic                                         $ 0.16   $ 0.13     $  0.54   $  0.47
   Diluted                                       $ 0.16   $ 0.12     $  0.53   $  0.45
Weighted average number of shares of
   common stock outstanding used in computing
   earnings per share:
   Basic                                          2,844    2,793       2,822     2,780
   Diluted                                        2,924    2,872       2,904     2,859

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                    -----------------
                                                                      2005      2004
                                                                    -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 1,525   $ 1,296
   Depreciation & amortization                                          421       401
   Impairment of investment in unconsolidated investee                   --       768
   Loss from unconsolidated investee                                     --       208
   Deferred income taxes                                                (51)      320
   Loss on disposition of property                                       --        (8)
   Change in working capital                                           (374)   (1,270)
                                                                    -------   -------
      Net cash flows provided by operating activities                 1,521     1,715

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                           (5,601)   (2,605)
   Maturities of investments                                          4,303       977
   Purchase of property, plant and equipment                           (292)     (353)
   Proceeds from sales of assets                                         12        10
   Change in other assets                                               (55)       58
                                                                    -------   -------
      Net cash flows (used in) investing activities                  (1,633)   (1,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock pursuant to exercise of
      employee stock options and employee stock purchase plan           170       212

NET INCREASE IN CASH AND CASH EQUIVALENTS                                58        14

Cash and cash equivalents at beginning of period                      1,541     2,869
                                                                    -------   -------
Cash and cash equivalents at end of period                          $ 1,599   $ 2,883
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

2. INVENTORIES.

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):


                  September 30,   December 31,
                       2005           2004
                  -------------   ------------
Raw Materials         $3,389         $3,056
Work-in-Process          474          1,072
Finished Goods           794            884
                      ------         ------
                      $4,657         $5,012
                      ======         ======

3. COMPREHENSIVE INCOME.

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity. The Company's components of comprehensive income are net income and unrealized gains and losses on available-for-sale investments.

4. EARNINGS PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. Weighted average shares for the three and nine months ended September 30, 2005 were 2,844,000 and 2,822,000, respectively. Weighted average shares for the three and nine months ended September 30, 2004 were 2,793,000 and 2,780,000, respectively.

Incremental shares from assumed exercise of dilutive options for the three and nine months ended September 30, 2005 of 80,000 and 82,000, respectively, were added to the weighted average shares used to calculate diluted earnings per share. Incremental shares from assumed exercise of dilutive options for the three and nine months ended September 30, 2004 of 79,000 and 80,000, respectively, were added to the weighted average shares used to calculate diluted earnings per share. There were no adjustments made to net income as reported to calculate basic or diluted earnings per share.

There were no anti-dilutive options outstanding for the three and nine months ended September 30, 2005 and 2004.

5. STOCK-BASED COMPENSATION.

At September 30, 2005, the Company had three stock-based employee compensation plans: the 2003 Incentive Stock Option Plan from which stock options may be granted, and two expired plans which have options outstanding but under which no further stock options may be granted. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                Three Months     Nine Months
                                                                   Ended            Ended
                                                                September 30     September 30
                                                               -------------   ---------------
                                                                  (in thousands, except per
                                                                        share amounts)
                                                                2005    2004    2005     2004
                                                               -----   -----   ------   ------
Net income, as reported                                        $ 463   $ 351   $1,525   $1,296
Deduct: Total stock-based compensation expense
   determined under fair value based method for awards
   granted, modified, or settled, net of related tax effects      20      18       61       54
                                                               -----   -----   ------   ------
Pro forma net income                                           $ 443   $ 333   $1,464   $1,242
Earnings per share:
   Basic--as reported                                          $0.16   $0.13   $ 0.54   $ 0.47
   Basic--pro forma                                            $0.16   $0.12   $ 0.52   $ 0.45
   Diluted--as reported                                        $0.16   $0.12   $ 0.53   $ 0.45
   Diluted--pro forma                                          $0.15   $0.12   $ 0.50   $ 0.43

6. INTANGIBLE ASSETS, NET.

Intangible assets, net, consisted of patents relating to technology used in the Company's products. Intangible assets, net, as of September 30, 2005 and December 31, 2004 were approximately $265,000 and $208,000, net of accumulated amortization of $162,000 and $151,000, respectively. Total amortization expense on intangible assets for the three and nine months ended September 30,

2005 was approximately $4,000 and $11,000 respectively. Total amortization expense on intangible assets for the three and nine months ended for the same periods of the prior year was $14,000 and $20,000 respectively, including $12,000 of expense in the third quarter of 2004 due to abandonment of one patent. The estimated aggregate amortization expense for the remainder of 2005 and each of the four succeeding fiscal years 2006 to 2009 is approximately $4,000, $15,000, $14,000, $13,000 and $13,000, respectively.

7. PRODUCT WARRANTY LIABILITIES.

The changes in the Company's product warranty liabilities for the nine months ended September 30, 2005 were as follows (in thousands):

Liabilities, beginning of year       $ 651
Expense for new warranties issued      388
Warranty claims                       (403)
                                     -----
Liabilities, September 30, 2005      $ 636

8. RECENT PRONOUNCEMENTS.

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires that the costs of employee share-based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS123(R) does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." SFAS 123(R) supersedes APB Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations and eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting, which the Company is currently using.

SFAS 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS 123(R). The second method is the modified retrospective application, which requires that the Company restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact SFAS 123(R) will have on its financial position, results of operations, earnings per share and cash flows when SFAS 123(R) is adopted.

On March 29, 2005, the SEC issued Staff Accounting Bulletin "SAB" No. 107 regarding the interaction between SFAS 123(R), which was revised in December 2004, and certain SEC rules and regulations and provides the SEC's staff views regarding the valuation of share-based payment arrangements for public companies. The Company is evaluating the impact this guidance will have on its financial condition, results of operations, and cash flows.

On April 14, 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123(R). The new rule allows for companies to adopt the provisions of SFAS 123(R) beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, the Company plans to adopt SFAS 123(R) as of the beginning of the first quarter of 2006. The Company is evaluating the impact this guidance will have on its financial condition, results of operations, and cash flows.

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

On June 8, 2005, the FASB issued a FASB Staff Position (FSP) interpreting FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Specifically, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations." This standard addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union. The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste (i.e., waste associated with products placed on the market on or before August 13,
2005). The guidance in the FSP is required to be applied the later of (1) the first reporting period ending after June 8, 2005, or (2) the date of the adoption of the law by the applicable EU-member country. As of September 30, 2005, many EU-member countries had not yet adopted the Directive, the Company is still evaluating the impact, if any, of FSP FAS 143-1 on its financial position, cash flow, or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the

Securities Act of 1934, as amended, concerning, among other things, (i) possible or assumed future results of operations, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) prospects for the Company's business or products; and (iii) other matters that are not historical facts. These forward-looking statements are identified by their use of terms and phrases such as "believes," "expects," "anticipates," "intends," "estimates," "plans," and similar terms and phrases.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. The Company's business and results of operations are subject to a number of assumptions, risks and uncertainties, many of which are beyond the Company's ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which are not guarantees of future performance, and which speak only as of the date thereof.

Factors that could cause actual results to differ materially include, but are not limited to,

- Our failure to implement and maintain effective internal controls in our business could have a material adverse effect on our business, financial condition, results of operations, and stock price.

- Future changes in financial accounting standards or taxation rules may adversely affect our reported results of operations.

- The Company's plans to enter the field of Mass Spectrometry may not result in a product that is a commercial success.

- The Company's increased R&D efforts may not result in products that are successful in the marketplace.

- The Company's operating results and financial condition could be harmed if the industries into which it sells its products demand fewer products like or similar to products sold by the Company.

- Future acquisitions, strategic alliances, joint ventures and divestitures may result in financial results that are different than expected.

- Technological change could cause the company's products to become non-competitive or obsolete.

- Consolidation in the environmental laboratory testing market and changes in environmental regulations could adversely affect the Company's business.

- As an increasing percentage of the Company's revenue comes from international markets, the Company becomes more dependent on maintaining relationships with local independent representatives in each country. Such representatives may change their business in a way that results in adverse operating results for the Company.

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

- The introduction of new products results in risks relating to start up of such products including, customer acceptance, employee training, distributor training, and phase out of old products.


The cautionary statements contained or referred to herein should be considered in connection with any written or oral forward-looking statements that may be issued by the Company or persons acting on the Company's behalf. The Company does not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. When considering forward-looking statements, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2004, should also be considered.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto.

OPERATING RESULTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

Revenues. Total net revenues for the three months ended September 30, 2005 decreased $517,000 or 7% to $7,239,000, compared to $7,756,000 for the same period of the prior year. The decrease was primarily due to lower sales of beverage monitors and MINICAMS, partially offset by increased sales of the Eclipse purge-and-trap sample concentrator and gas chromatography instruments and systems (GC Systems). Beverage monitor sales to date have been below expectations. We will continue to evolve our strategy in an effort to penetrate the market for production line beverage products for quality-control measurement. Sales of MINICAMS air-monitoring systems decreased compared to the same period of the prior year, which was strong by historical standards. We believe some portion of these decreased sales can be attributed to customers who continue to delay their capital expenditure decisions. Also contributing to the decrease is intensified competition for those prospective sales from competitors and competing uses for the same budget dollars.

Both domestic revenues and international revenues decreased for the three months ended September 30, 2005, compared to the same period of the prior year. Sales were up in Asia Pacific, but more than offset by lower sales to Latin America and Europe.

Decreases in revenues from products were partially offset by increases in revenues from services. Revenues from services increased $161,000 or 24% to $826,000, compared to $665,000 for the same period of the prior year. Revenues from services increased, compared to the same period of the prior year, primarily due to a higher demand for service contracts and agreements to provide regularly scheduled services.

Although the outlook for the environmental instrument market is flat, we have released several new products in an effort to stimulate the markets and to provide us with opportunities for growth in new markets. Any future growth will also be dependent on improvement in the rate of capital equipment expenditures in the future, and our capability to meet expectations for value and performance. However, gross margin may be under pressure as the Company competes for these sales. Regulatory initiatives with Asian governments may begin to drive demand for test equipment for food, air, and water quality in that region, and realignment of distribution channels in key markets in Asia Pacific and Latin America could help future sales growth. No assurance can be given that these events will result in future sales of the Company's products.

Gross Profit. Gross profit for the three months ended September 30, 2005 decreased $467,000, or 12% to $3,550,000, compared to $4,017,000 for the same period of the prior year. Gross profit represented 49% of revenues for the three months ended September 30, 2005, and 52% for the same period of the prior year. The decrease in gross profit for the three months ended September 30, 2005, compared to the same period of the prior year, was primarily due to a decrease in revenues. Cost of sales did not decrease in proportion to sales due to a shift in product mix from more profitable Company manufactured products to less profitable pass through GC systems, an increase in cost of certain purchased component parts from vendors that we were unable to pass on to customers and increases in other cost of sales, such as consumable supplies and demonstration models of new products.

Research and development. R&D expenses for the three months ended September 30, 2005 increased $140,000, or 19% to $875,000, compared to $735,000 for the same period of the prior year. R&D expenses represented 12% of revenues for the three months ended September 30, 2005 and 9% of revenues for the same period of the prior year. The increased R&D expenditures over this and the past several quarters was primarily due to work relating to the development of a potential new mass spectrometer product and to the development of several products, including the recently released Aurora Total Carbon Analyzer, Flow Solution 3100, and Discrete Analyzer. Although we have recently completed and introduced several new products, we anticipate R&D expenses to remain at these levels for the immediate succeeding quarters as we continue development of other potential new products, including the mass spectrometer project.

Selling, general, and administrative. SG&A expenses for the three months ended September 30, 2005 increased $5,000 to $2,181,000, compared to $2,176,000 for the same period of the prior year. SG&A expense increased as a percentage of revenues for the three months ended September 30, 2005 to 30%, compared to 28% for the same period of the prior year because of lower revenues.

Operating income. Operating income for the three months ended September 30, 2005 decreased $612,000, or 55% to $494,000, compared to $1,106,000 for the same period of the prior year. The decrease in operating income for the three months ended September 30, 2005 is primarily due to the decrease in revenues from product sales and an increase in R&D expenditures.

Other income, net. Other income, net, which is comprised of interest and dividend income from investments, interest income from customer leases, and gain/loss from dispositions of Company property, increased by $23,000, or 22% to $128,000, compared to $105,000 for the same period of the prior year, primarily due to an increase in interest rates and a higher average invested balance.

Loss from unconsolidated investee and impairment charge. In the quarter ending September 30, 2005 we had no expense relating to an unconsolidated investee whereas such expense amounted to $46,000 in the same period of the prior year. During the third quarter of 2004 we wrote off the remaining book value of our investment in a Series A Preferred Stock of the unconsolidated investee, resulting in a $768,000 impairment charge in the quarter ending September 30, 2004.

Income before income taxes. Income before income taxes for the three months ended September 30, 2005 increased $225,000, or 57% to $622,000, compared to income of $397,000 for the same period of the prior year. The increase in income before income taxes for the three months ended September 30, 2005 was primarily due to not recording any losses relating to the unconsolidated investee in 2005 as this investment was written off in full in 2004.

Provision for income taxes. Provision for income taxes increased $113,000 for the three months ended September 30, 2005 to a provision of $159,000, compared to $46,000 for the same period of the prior year. The effective tax rate was 26% for the three months ended September 30, 2005. This is primarily due to certain permanent differences between our book income and taxable income that lowers our tax bill, such as dividends received deduction, extraterritorial income exclusion, and R&D credits. The effective tax rate for the same period of the prior year was 12%, primarily due to a decrease in deductions for foreign sales, and a reduction in 2004 tax due to correcting the previous quarters tax accrual which did not recur in 2005.

Net income. Net income for the three months ended September 30, 2005 increased $112,000, or 32% to $463,000, compared to net income of $351,000 in the same period of the prior year. Basic earnings per share was $0.16 and diluted earnings per share was $0.16 for the three months ended September 30, 2005, compared to basic and diluted earnings of $0.13 and $0.12 per share respectively for the same periods of the prior year.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

Revenues. Net revenues for the nine months ended September 30, 2005 increased $484,000, or 2% to $21,963,000, compared to $21,479,000 for the same period of the prior year. The increase is primarily due to the strong sales in the first quarter of our MINICAMS product and approximately $253,000 in service revenue in the second quarter resulting from payment received for services previously performed. Overall year-to-date sales are essentially flat, with increases in some products offset by decreases in others, except for the strong sales of the MINICAMS air-monitoring systems in the first quarter of 2005.

Domestic revenues increased while international revenues decreased for the nine months ended September 30, 2005 compared to the same period of the prior year.

Gross profit. Gross profit for the nine months ended September 30, 2005 increased $182,000 to $11,164,000, compared to $10,982,000 for the same period of the prior year. Gross profit represented 51% of revenues for the nine months ended September 30, 2005, and for the same period of the prior year. Gross profit as a percentage of revenues decreased despite the increase in revenue, primarily due to a shift in product mix from more profitable Company manufactured products to less profitable pass through GC systems, an increase in cost of certain purchased component parts from vendors that we were unable to pass on to customers, and increases in other cost of sales, such as consumable supplies, demonstration models of new products (primarily TOC 1030 and Discrete Analyzer), and warranty costs.

Research and development. R&D expenses for the nine months ended September 30, 2005 increased $579,000, or 26% to $2,780,000, compared to $2,201,000 for the same period of the prior year. R&D expenses represented 13% of revenues for the nine months ended September 30, 2005 compared to 10% for the same period of the prior year. The increased R&D expenditures were primarily due to cost relating to work on a potential new mass spectrometer product. The Company has brought development work for a major component of the potential new product in-house and accordingly incurred the associated cost. We anticipate R&D expenses to remain at these levels and perhaps increase, depending on the outcome of our ongoing efforts and actions we may need to take in attempts to solve technical challenges encountered in our efforts to create a commercial product from owned and licensed intellectual property relating to mass spectrometry.

Selling, general, and administrative. SG&A expenses for the nine months ended

September 30, 2005, increased $316,000, or 5% to $6,615,000, compared to $6,299,000 for the same period of the prior year primarily due to increases in selling & support costs for new applications of our existing technology and marketing efforts in China. SG&A expenses increased as a percentage of revenues for the nine months ended September 30, 2005 to 30%, compared to 29% for the same period of the prior year.

Operating income. Operating income for the nine months ended September 30, 2005 decreased $713,000 to $1,769,000, compared to $2,482,000 for the same period of the prior year. The decrease in operating income for the nine months ended September 30, 2005 was primarily due to an increase in cost of revenues, R&D expenses, and SG&A expenses, partially offset by an increase in revenues.

Other income, net. Other income, net, which is comprised of interest and dividend income from investments, interest income from customer leases, and gain/loss from dispositions of Company property increased $46,000, or 14% to $364,000, for the nine months ended September 30, 2005, compared to $318,000 for the same period of the prior year.

Loss from unconsolidated investee and impairment charge. We incurred a loss from an unconsolidated investee which amounted to $208,000 for the nine months ended September 30, 2004. In addition, we also wrote off the remaining book value of our investment in Intelligent Ion, Inc. Series A Preferred Stock, resulting in a $768,000 impairment charge. We incurred no such losses in 2005.

Income before income taxes. Income before income taxes increased $309,000, or 17% to $2,133,000 for the nine months ended September 30, 2005, compared to $1,824,000 for the same period of the prior year. The increase in income before income taxes for the nine months ended September 30, 2005 was primarily due to an increase in revenues and no incurrence of losses from investments.

Provision for income taxes. Provision for income taxes increased $80,000 for the nine months ended September 30, 2005 to a provision of $608,000, compared to $528,000 for the same period of the prior year. The effective tax rate was 29% for the nine months ended September 30, 2005, as it was in the same period of the prior year.

Net income. Net income for the nine months ended September 30, 2005 increased $229,000, or 18% to $1,525,000, compared to net income of $1,296,000 in the same period of the prior year. Basic earnings per share was $0.54 per share, and diluted earnings per share was $0.53 per share for the nine months ended September 30, 2005, compared to basic and diluted earnings of $0.47 and $0.45 per share respectively for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities for the nine months ended September 30, 2005 was $1,521,000 compared to $1,715,000 for the same period of the prior year, and cash and investments totaled $11,354,000 as of September 30, 2005, compared to $10,127,000 as of December 31, 2004. We have historically been able to fund working capital and capital expenditures from operations, and expect to be able to finance our 2005 working capital requirements from cash on hand and funds generated from operations. Working capital as of September 30, 2005 increased to $17,764,000, compared to $15,989,000 as of December 31,

2004. We continued to operate without any borrowings.

Cash flow used in investing activities was $1,633,000. The Company invests a portion of its excess funds generated from operations in short-term securities, including money market funds, treasury bills, and a portion in preferred stocks. The Company's primary plan for the use of cash is continuing significant research and development efforts to introduce new products.

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

Since 1995, we have repurchased an aggregate of 1,755,978 shares of our common stock at an average purchase price of $4.13 per share, pursuant to the Company's stock repurchase program. No repurchases were made during 2004 or during the nine months ended September 30, 2005. We may purchase up to an additional 19,022 shares under the current stock repurchase program. We may seek approval from the Company's Board of Directors to expand this program in the future if we believe repurchases continue to be in the best interests of the Company. Expansion of this program would also be funded from cash from operations. We do not expect to declare a dividend in the foreseeable future.

The Company owns facilities in College Station, Texas, but conducts some operations in leased facilities under an operating lease expiring on November 30, 2006. Future minimum rental payments under this lease for the remainder of 2005 are $48,000 and $173,000 for 2006. The Company believes its facilities to be in good condition and believes they will be suitable for use for the foreseeable future.

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

The Company had changes in required reserves in recent periods due to discontinuation of certain product lines and obsolescence related to new product introductions, as well as declining market conditions. As a result, the Company incurred net inventory charges of approximately $42,000 during fiscal 2004 and $51,000 during the nine months ended September 30, 2005.

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

RECENT PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires that the costs of employee share-based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS123(R) does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." SFAS 123(R) supersedes APB Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations and eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting, which the Company is currently using.

SFAS 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS 123(R). The second method is the modified retrospective application, which requires that the Company restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact SFAS 123(R) will have on its financial position, results of operations, earnings per share, and cash flows when SFAS 123(R) is adopted.

On March 29, 2005, the SEC issued Staff Accounting Bulletin "SAB" No. 107 regarding the interaction between SFAS 123(R) which was revised in December 2004 and certain SEC rules and regulations and provides the SEC's staff views regarding the valuation of share-based payment arrangements for public companies. The Company is evaluating the impact this guidance will have on its financial condition, results of operations, and cash flows.

On April 14, 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123(R). The new rule allows for companies to adopt the provisions of SFAS 123(R) beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, the Company plans to adopt SFAS 123(R) as of the beginning of the first quarter of 2006. The Company is evaluating the impact this guidance will have on its financial condition, results of operations, and cash flows.

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

On June 8, 2005, the FASB issued a FASB Staff Position (FSP) interpreting FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Specifically, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations." This standard addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union. The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste (i.e., waste associated with products placed on the market on or before August 13,
2005). The guidance in the FSP is required to be applied the later of (1) the first reporting period ending after June 8, 2005, or (2) the date of the adoption of the law by the applicable EU-member country. As of September 30, 2005, many EU-member countries had not yet adopted the Directive, the Company is still evaluating the impact, if any, of FSP FAS 143-1 on its financial position, cash flow, or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments.

The fair value of the Company's investments in debt and equity securities at December 31, 2004 and September 30, 2005 was $8,586,000 and $9,755,000,
respectively. A year-to-date unrealized loss in the fair value of some of those investments is $96,000 primarily due to recent increases in interest rates. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. There was less than $1,000 realized as a loss on the sales of such investments during 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company, in reports which it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive and principal financial officer have concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in the

Company's internal controls or in other factors that could significantly affect these controls.

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

                                        O. I. CORPORATION
                                        (Registrant)


Date: November 8, 2005                  BY: /s/ William W. Botts
                                            ------------------------------------
                                            William W. Botts
                                            President and
                                            Chief Executive Officer
                                            Authorized Officer


Date: November 8, 2005                  BY: /s/ Juan M. Diaz
                                            ------------------------------------
                                            Juan M. Diaz
                                            Vice President-Corporate Controller
                                            Principal Accounting Officer