Form 10-K
period 2005-12-31
OI CORP
filed 2006-03-23
CIK 73773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the fiscal year ended: December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 3 or Section 15(d) of the Act. Yes [ ] No [ ]

The aggregate market value, as of June 30, 2005, of the common stock (based on the average of bid and asked prices of these shares on NASDAQ) of O. I. Corporation held by non-affiliates was approximately $29,675,650.

The number of shares outstanding of the common stock as of March 13, 2006 was 2,866,220.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Proxy Statement for the 2006 Annual Meeting of Shareholders
   Part III information is incorporated by reference from the Proxy Statement

                                    FORM 10-K

                                TABLE OF CONTENTS




                                                                                                     PAGE
                                                                                                     ----
                                               PART 1

Item 1            Business                                                                             3

Item 1A           Risk Factors                                                                         7

Item 1B           Unresolved Staff Comments                                                           14

Item 2            Properties                                                                          14

Item 3            Legal Proceedings                                                                   15

Item 4            Submission of Matters to a Vote of Security Holders                                 15


                                               PART II

Item 5            Market for the Registrant's Common Equity and Related Stockholder Matters           15

Item 6            Selected Financial Data                                                             17

Item 7            Management's Discussion and Analysis of Financial Condition and                     18
                  Results of Operations

Item 7A           Quantitative and Qualitative Disclosures About Market Risk                          25

Item 8            Financial Statements and Supplementary Data                                         26

Item 9            Changes in and Disagreements with Accountants on Accounting and                     45
                  Financial Disclosure

Item 9A           Controls and Procedures                                                             45


                                               PART III

Item 10           Directors and Executive Officers of the Registrant                                  45

Item 11           Executive Compensation                                                              45

Item 12           Security Ownership of Certain Beneficial Owners and Management                      46

Item 13           Certain Relationships and Related Transactions                                      46

Item 14           Principal Accounting Fees and Services                                              46


                                               PART IV

Item 15           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                    47

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

O. I. Corporation provides innovative products for chemical analysis. The Company's products perform detection, analysis, measurement, and monitoring applications in food, beverage, pharmaceutical, semiconductor, power generation, chemical, petrochemical, and chemical treatment and security industries. Headquartered in College Station, Texas, the Company's products are sold worldwide by a direct sales force, independent sales representatives, and distributors. The Company's principal business strategy is to direct its product development capabilities, manufacturing processes, and marketing skills toward market niches that it believes it can successfully penetrate and then assume a leading position in such markets. Management continually emphasizes product innovation, improvement in quality and product performance, on-time delivery, cost reductions, and other value-added activities. The Company seeks growth opportunities through technological and product improvement, the development of new applications for existing products, and by acquiring and developing new products for new markets, and new competencies.

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

PRODUCTS

GAS CHROMATOGRAPHY INSTRUMENTS AND SYSTEMS The Company designs, manufactures, markets, and services components for gas chromatographs (GCs), including detectors and sample introduction instruments. Gas chromatography is an analytical technique that separates organic compounds based on their unique physical and chemical properties. The use of gas chromatography in a number of diverse applications has led to the continuous development of a broad range of sample introduction and detector devices. Advances in the field are based on technology improvements that provide improved techniques for sample introduction, faster analysis, lower levels of detection, ease-of-use, and increased reliability. GC instruments currently manufactured by the Company include the following:

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

The Company purchases analytical instruments including GCs and GC mass spectrometers (GC/MS) manufactured by GC companies, including purchases of such products under an OEM agreement with Agilent Technologies, Inc. The Company integrates GC components with GCs and GC/MS to configure customized GC analyzer systems including: VOC (volatile organic carbon) analyzers, BTEX (Benzene, Toluene, Ethylbenzene, and Xylenes) analyzers, pesticide analyzers, fluorinated by-products (FBA) analyzers, continuous emissions monitoring (CEM), continuous air monitoring analyzers for air toxins and VOCs, permeation testing analyzers, and ethyleneoxide analyzers.

The Company configures GC systems in standard and custom configurations to meet customer's needs in the laboratory, in the field, and on-line. Configured systems can analyze chemical compounds in gas, liquid, or solid matrices using the appropriate components. One such configured continuous air monitoring analyzer is the MINICAMS. The MINICAMS product, which is used to monitor toxic airborne chemical compounds for the presence of chemical warfare agents such as Mustard (HD), Sarin (GB), Soman (GD), Tabun (GA), and Lewisite
(L). The Company offers an automated Continuous Sampling System which may be coupled with the MINICAMS to address new air monitoring levels as promulgated by the Centers for Disease Control and Prevention. The new requirements significantly lower airborne exposure limits to protect the health and safety of workers and the general population during the disposal and transport of these agents.

TOTAL ORGANIC CARBON ANALYZER SYSTEMS The Company designs, manufactures, markets, and services Total Organic Carbon (TOC) analyzers and related accessories that are used to measure organic and inorganic carbon levels in ultrapure water, drinking water, groundwater, wastewater, soils, and solids. The Company's TOC analyzers are used to comply with methods and testing required by the U.S. Environmental Protection Agency, compliance with US Pharmacopoeia testing standards for ultrapure water used in manufacturing pharmaceuticals, and pure water used in semiconductor manufacturing; power generation; and oceanographic research. Customers often select TOC products based on the method of oxidation of a sample. The Company as well as other suppliers produce products which oxidize samples by High Temperature Persulfate and Combustion which are the two most widely recognized methods. The Company also provides a TOC Solids Analyzer which is designed to analyze samples with very high particulates and solids.

AUTOMATED CHEMISTRY ANALYZERS The Company designs, manufactures, markets, and services Segmented Flow Analyzers (SFA), Flow Injection Analyzers (FIA), and field portable instruments such as the Flow Solution(R) IV, Flow Solution 3100, and Model 3500 Discrete Analyzer. These instruments perform a wide range of ion analyses, including the measurement of nitrate, nitrite, phosphate, ammonia, chloride, alkalinity, and sulfate in liquids. The Company's CN Analyzer can perform total cyanide analysis in a number of industrial applications including cyanide testing in gold and silver mining, electroplating, metal finishing, and semiconductor operations. The SFA, FIA, and CN Analyzer products may be equipped with autosamplers to enhance productivity.

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

     REFRIGERANT MONITORS, which are used by the chiller/refrigerant industry to continuously monitor and detect low-level refrigerant leaks and for monitoring carbon monoxide gas in parking garage applications. These instruments can monitor for all refrigerants including CFCs
     (chlorofluorocarbons), HFCs (hydrofluorocarbons), HCFCs
     (hydrochloro-fluorocarbons), and ammonia and meet ASHRAE (American Society of Heating, Refrigerating, and Air-conditioning Engineers) 15-2001 Safety Code Requirements.

     BEVERAGE ANALYZERS, which are used in the manufacturing process and in the laboratory to measure dissolved Brix (sugar), diet syrup, and carbon dioxide in beverages. This equipment is currently used in soft-drink bottling plants, breweries, and wineries.

SALES BY LOCATION

All of the Company's assets are located in the United States with the exception of some equipment provided on certain occasions for temporary demonstration in customer locations and for exhibits. All sales are conducted in U.S. dollars. Estimated net revenues attributable to the United States, export revenues as a group, and the number of countries in which export revenues were generated, are as follows:

$ in thousands                 2005      2004      2003      2002      2001
                             -------   -------   -------   -------   -------
Net Revenues:
   United States             $21,322   $20,075   $18,442   $17,699   $21,231
   Export                      8,531     8,405     6,764     5,984     4,638
                             -------   -------   -------   -------   -------
      Total                  $29,853   $28,480   $25,206   $23,683   $25,869
                             =======   =======   =======   =======   =======

% Net Revenues:
   United States                  71%       70%       73%       75%       82%
   Export                         29%       30%       27%       25%       18%
                             -------   -------   -------   -------   -------
      Total                      100%      100%      100%      100%      100%
                             =======   =======   =======   =======   =======
Number of countries-export        60        64        62        70        58

Sales to the Asia-Pacific region were approximately 13% of net revenues for 2005, 16% of net revenues for 2004 and 13% of net revenues for 2003; and sales to the European-African region were approximately 12% of net revenues for 2005, 10% of net revenues for 2004 and 13% of net revenues for 2002; however, sales did not exceed 10% of revenues to any particular international geographic area for 2001.

For additional financial information, including financial information for the last three years on total assets, please see "Item 8. Financial Statements and Supplementary Data" and the notes to the consolidated financial statements included in this annual report.

MANUFACTURING

The Company manufactures products by using similar techniques and methods at two locations in the U.S. The Company's manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, and calibration and validation of configured systems. The Company's products have been certified pursuant to safety standards by one or more of the following agencies: Underwriters Laboratories (UL), Canadian Standards Association (CSA), and/or the European Committee for Electrotechnical Standardization (CE). These agencies and others also certify that instruments meet certain manufacturing standards and that advertised specifications are accurate. The Company has obtained and maintains ISO 9001 certification for its College Station, Texas and its Birmingham, Alabama, manufacturing operations.

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

TECHNICAL SUPPORT

The Company employs a technical support staff that provides on-site installation, service, and after-sale support of its products with the goal of achieving a high level of customer satisfaction. The Company offers training courses, publishes technical bulletins containing product repair information, parts lists, and application support information for customers. Products sold by the Company generally include a 90-day to one-year warranty. Customers may also purchase extended warranty contracts or service contracts that provide coverage after the expiration of the initial warranty. The Company installs and services its products through its field service personnel and through third party contractors in the United States and Canada and through distributors and manufacturers' representatives internationally.

RESEARCH AND DEVELOPMENT

The analytical instrumentation industry is subject to rapid changes in technology. The Company's success is heavily dependent on its ability to continually improve its existing products, advance and broaden employed technologies, increase product reliability, improve product performance, improve handling of data produced from analysis, reduce the physical size of the product, reduce cycle time of analysis, and maintain or reduce product cost. Research and development costs, relating to both present and potential future products, are expensed as incurred, and such expenses were $3,670,000 in 2005. Research and development costs in 2004 were $2,998,000 plus $483,000 of acquired in-process research and development, and in 2003 were $2,698,000. The Company actively pursues development of potential new products, including custom-configured GC systems and components, instrument control and data reporting software systems, and dedicated analyzers, including TOC and ion analyzers, on-line beverage monitors, and continuous air monitoring systems.

PATENTS

The Company holds both U.S. and international patents and has both U.S. and international patent applications pending. We have a growing portfolio of Intellectual Property which includes technology in the field of Gas Chromatography, TOC, and MS. As of December 31, 2005 we own or have rights under license to 43 issued patents and 27 pending patent applications which expire between the years 2006 and 2024, compared to 29 patents in the prior year. As a matter of policy, the Company vigorously pursues and protects its proprietary technology positions and seeks patent coverage on technology developments that it regards as material and patentable. The Company also actively seeks to license technology in fields of interest from third parties, provided such licenses are available on reasonable terms. While the Company believes that all of its patents and applications have value, its future success is not dependent on any single patent or application.

COMPETITION

The Company encounters aggressive competition in all aspects of its business activity. The Company competes with many firms in the design, manufacture, and sale of analytical instruments, principally on the basis of product technology and performance, product quality and reliability, sales and marketing capability, access to channels of distribution and product support, delivery, and price. Most of the Company's competitors have significantly greater resources than the Company in virtually all aspects of competition, including financial and related resources, market coverage on a global basis, breadth of product(s) in each market segment(s) served, access to human and technical resources, buying power with suppliers, and marketing strength including brand recognition, market share, bundled product sales, and resources to work in Methods and Applications development and to maintain contacts with standards setting bodies such as ASTM and USEPA and to liaison with research scientist in universities and research institutes.

EMPLOYEES

As of December 31, 2005, the Company had 157 full-time employees. The Company employs scientists and engineers who conduct research and develop potential new products. To protect the Company's proprietary information, the Company has confidentiality agreements with its employees who come in contact with such information. None of the Company's employees are covered by a collective bargaining agreement. Management believes that relations between the Company and its employees are good.

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

BACKLOG OF OPEN ORDERS

The Company's backlog of orders on December 31, 2005 was approximately $2,897,000, compared to $4,402,000 on December 31, 2004 and $3,172,000 on
December 31, 2003. The Company's policy is to include in its backlog only purchase orders or production releases that have firm delivery dates in the twelve-month period following December 31, 2005. Recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors. The Company anticipates that substantially all of its present backlog of orders will be shipped or completed during 2006.

SEASONALITY

The Company believes that the demand for its products is not subject to significant seasonal variations, except that historically environmental markets are slower in the first and fourth quarters of the calendar year and governmental markets are stronger in the third quarter of the calendar year.

CUSTOMERS

The Company's customers include various military agencies of the U.S. Government, industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities, environmental testing laboratories, beverage bottlers, and chiller-refrigerant companies. Sales to the U.S. Government accounted for approximately 16% of revenues in 2005 and 11% of revenues in 2004, and no single customer accounted for more than 10% of revenues in 2003. Federal, state, and municipal governments and public and private research institutions in the aggregate accounted for 25% of revenues in 2005, 24% of revenues in 2004, and 20% of revenues in 2003. A decrease in sales to these groups could have a material adverse impact on the Company's results of operations. Export sales accounted for 29% of revenues in 2005, compared to 30% of revenues in 2004, and 27% of revenues in 2003.

ITEM 1A. RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 2006 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

OUR FAILURE TO IMPLEMENT AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN OUR BUSINESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND STOCK PRICE. We believe that we currently have adequate internal controls over financial reporting but we are still exposed to potential risks resulting from new requirements that we evaluate the effectiveness of such internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. As a non-accelerated filer, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report on Form 10-K for December 31, 2007 our assessment of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors will be required to attest to whether our assessment is free of material misstatement and documented in an acceptable form and separately report on whether they believe we maintain, in all material respects, effective control over financial reporting as of December 31, 2007. We are currently documenting our internal control systems and procedures and implementing improvements in order to comply with the assessment and attestation requirements of Section 404. The evaluation and attestation processes required by Section 404 are new and neither companies nor independent auditors have significant experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements, the receipt of a report of our independent auditors indicating that management's assessment of the effectiveness of internal controls over financial reporting is free of material misstatement and is adequately documented, and the receipt of a separate report of our independent auditors that we maintain effective internal controls. While we currently anticipate being able to fully implement the requirements of Section 404, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or our independent auditors' audit thereof. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. The impact thereof on our future financial performance and the market price of our stock is uncertain, and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the NASDAQ.

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

Under the newly-issued Statement of Financial Accounting Standards (SFAS) No. 123(R), we will be required to account for equity under our stock option plans as a compensation expense, and our net income and net income per share will be reduced. Currently, we record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value, we calculate compensation expense and disclose their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. The Company plans to adopt SFAS 123(R) as of the beginning of the first quarter of 2006.

THE COMPANY'S INCREASED R&D EFFORTS MAY NOT RESULT IN PRODUCTS THAT ARE SUCCESSFUL IN THE MARKETPLACE. During 2003, the Company announced its plan to increase spending on R&D for potential new products. The Company feels that to maintain its market share for existing products and to gain market share in new markets such as homeland security, that it must increase its R&D spending. The Company expects its R&D expense to be higher than its historical average. Such R&D spending may involve new technology or updates of existing technology. There is no assurance that such R&D efforts to develop new technology or efforts to acquire new technology from third parties will be successful, or that if R&D efforts do yield new products, that such products will be successful in the marketplace once introduced.

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

CONSOLIDATION IN THE ENVIRONMENTAL INSTRUMENT MARKET AND CHANGES IN ENVIRONMENTAL REGULATIONS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS. One of the important markets for the Company's products is environmental analysis. After contracting for several years, the market for analytical instruments used for environmental analysis could continue contracting and consolidation. This contraction has caused consolidation in the companies serving this market. Such consolidation may have an adverse impact on certain businesses of the Company. In addition, most air, water, and soil analyses are conducted to comply with federal, state, local, and foreign environmental regulations. These regulations are frequently specific as to the type of technology required for a particular analysis and the level of detection required for that analysis. The Company develops, configures, and markets its products to meet customer needs created by existing and anticipated environmental regulations. These regulations may be amended or eliminated in response to new scientific evidence or political or economic considerations. Any significant change in environmental regulations could result in a reduction in demand for the Company's products.

REDUCED CAPITAL SPENDING BY THE COMPANY'S CUSTOMERS COULD HARM ITS BUSINESS. The Company's customers include various government agencies and public and private research institutions, which accounted for 25% of the Company's sales in 2005, as well as pharmaceutical and chemical companies and laboratories. The capital spending of these entities can have a significant effect on the demand for the Company's products. Such spending is based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, public policy, political trends, and the effects of different economic cycles. Any decrease in capital spending by any of the customer groups, which account for a significant portion of the Company's sales, could have a material adverse effect on the Company's business and results of operations.

THE COMPANY'S RESULTS OF OPERATIONS ARE DEPENDENT ON ITS RELATIONSHIP WITH AGILENT TECHNOLOGIES, INC. (AGILENT). On December 1, 2000, the Company entered into an OEM agreement with Agilent, and it has been renewed in December 2001, 2002, 2003 2004 and 2005. The original equipment manufacturers (OEM) agreement does not provide for marketing cooperation between the Company and Agilent, and therefore, the Company and Agilent compete for the same business. No assurances can be made that Agilent will renew the OEM agreement, nor that the Company will sustain sales levels in the future under the Agilent OEM agreement. As the Company continues to evaluate its alternatives, it may be determined that continuing the OEM agreement is not its best strategy. The OEM agreement is renewable on an annual basis, and there is no assurance that it will be renewed in future years. Failure to renew the agreement would place at risk a substantial part of the Company's sales of GC systems and would have a material adverse effect on its financial condition and results of operations.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS COULD SUBJECT THE COMPANY TO SIGNIFICANT EXPENSE. The Company has agreements relating to the sale of products to government entities and is subject to various statutes and regulations that apply to companies doing business with the government. The Company is also subject to investigation for compliance with the terms of government contracts. Non-compliance, although inadvertent, may result in legal proceedings against the Company or liability, either of which may be a significant expense or disruption to the Company's business. Several of the Company's product lines are subject to significant international, federal, state, local, health, safety, packaging, product content, and labor regulations. In addition, many of the Company's products are regulated or sold into regulated industries, requiring compliance with additional regulations in marketing these products. Significant expenses may be incurred to comply with these regulations or remedy past violations of these regulations. Any failure to comply with applicable government regulations could also result in cessation of portions or all of the Company's operations, impositions of fines, and restrictions on the ability to carry on or expand operations.

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

ECONOMIC, POLITICAL, AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS. Sales outside the U. S. accounted for approximately 29% of the Company's revenues in 2005. The Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to the Company's international customers are subject to a number of risks including interruption to transportation flows for delivery of finished goods to its customers; changes in foreign currency exchange rates; changes in political or economic conditions in a specific country or region; trade protection measures and import or export licensing requirements; negative consequences from changes in tax laws; differing protection of intellectual property; and unexpected changes in regulatory requirements. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

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

ALTHOUGH INFLATION HAS NOT HAD A MATERIAL IMPACT ON THE COMPANY'S OPERATIONS, THERE IS NO ASSURANCE THAT INFLATION WILL NOT ADVERSELY AFFECT ITS OPERATIONS IN THE FUTURE. The Company believes that competition based on price is a significant factor affecting its customers' buying decisions. There is no assurance that the Company can pass along cost increases in the form of price increases or sustain profit margins that have been achieved in prior years. The prices of some components purchased by the Company have increased in the past several years due in part to decreased volume. Certain other material and labor costs have also increased, but the Company believes that these increases are approximately consistent with overall inflation rates or inflation on certain commodities that would effect all industry participants in a reasonably similar way.

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

THE COMPANY'S INABILITY TO ADJUST ITS ORDERS FOR PARTS OR ADAPT ITS MANUFACTURING CAPACITY IN RESPONSE TO CHANGING MARKET CONDITIONS COULD ADVERSELY AFFECT THE COMPANY'S EARNINGS. The Company's earnings could be harmed if it is unable to adjust its orders for parts to respond to market fluctuations. In order to secure components for the production of products, the Company may enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact its ability to adjust its inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts as demand for certain of the Company's products has decreased. The Company's provision for such circumstances may not be adequate. If the demand for the Company's products continues to decrease, it may experience an excess of parts and be forced to incur additional charges. Certain parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to substitute without significant reengineering of the Company's products. Suppliers may also extend lead times, limit supplies, or increase prices due to capacity constraints or other factors.

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

THE INTRODUCTION OF NEW PRODUCTS RESULTS IN RISKS RELATING TO START UP OF SUCH PRODUCTS, CUSTOMER ACCEPTANCE, EMPLOYEE TRAINING, DISTRIBUTOR TRAINING, AND PHASE OUT OF OLD PRODUCTS. The development and introduction of new products requires the execution of a number of steps any one of which if not executed properly can result in lost sales, market share, and damage to our reputation all of which might result in operating loss and accordingly our stock price could decline.

THE INFORMATION SYSTEMS THE COMPANY UTILIZES COULD FAIL OR LOSE COMPATABILITY OR VENDORS COULD STOP SUPPORTING THEM. Our automated computerized systems are used to perform virtually all business processes including maintaining our general ledger for accounting, engineering records, customer data, supplier data, and provides records retention for much of the Company's general business records. The software systems from different vendors are used to accommodate these business processes and maintaining compatability among these systems is becoming increasingly costly and difficult to maintain. No assurance can be made that the Company will avoid system failures or that vendors will not discontinue their support of each such system, any of which would result in a costly and significant disruption to the Company's business.

SOME OF OUR PRODUCTS MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS WHICH COULD BE COSTLY TO RESOLVE AND AFFECT OUR RESULTS OF OPERATIONS. There can be no assurance that we will not be subject to third-party claims in connection with our products or that any indemnification or insurance available to us will be adequate to protect us from liability. A product liability claim, product recall or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, could have a material adverse effect on our business and results of operations.

ENACTED CHANGES IN THE SECURITIES LAWS AND REGULATIONS HAVE AND ARE LIKELY TO CONTINUE TO INCREASE OUR COSTS. The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities Exchange Commission ("SEC") and NASDAQ Exchange have promulgated new rules. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

OUR SALES IN INTERNATIONAL MARKETS ARE SUBJECT TO A VARIETY OF LAWS AND POLITICAL AND ECONOMIC RISKS THAT MAY ADVERSELY IMPACT OUR SALES AND RESULTS OF OPERATIONS IN CERTAIN REGIONS. Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations. These include:

     - changes in currency exchange rates which impact the price to international consumers;

     - the burdens of complying with a variety of foreign laws and regulations;

     -    unexpected changes in regulatory requirements; and

     - the difficulties associated with promoting products in unfamiliar cultures.

We are also subject to general, political, economic and regulatory risks in connection with our international sales operations, including:

     -    political instability;

     -    changes in diplomatic and trade relationships;

     -    general economic fluctuations in specific countries or markets; and

     -    changes in regulatory schemes.

Any of the above mentioned factors could adversely affect our sales and results of operations in international markets.

WE MUST RECRUIT AND RETAIN KEY EMPLOYEES IN ORDER TO BE SUCCESSFUL. Our continued success depends on the services of our key executive, sales and marketing and technical employees. The loss of the services of these personnel, or our inability to attract and retain other qualified management, sales and marketing, and technical employees, could have a material adverse effect on our business and results of operations. The Company does not have Agreements with key personnel wherein such personnel agree not to compete with the Company and ancillary consideration. Our success also depends in part on our ability to attract, hire, train, retain, and motivate qualified personnel, with appropriate levels of managerial and technical capabilities. Our business generally requires a significant level of expertise to effectively develop and market our products and services. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. We believe that the pool of potential applicants with such requisite expertise is limited. Recruiting qualified personnel is an intensely competitive and time-consuming process. Such competition has resulted in demands for increased compensation from qualified applicants. Due to such competition, we have experienced, and expect to continue to experience, turnover in personnel. We cannot ensure that we will be successful in attracting and retaining the personnel required to conduct and expand our operations successfully. Our business, financial condition and results of operations could be materially and adversely affected if we were unable to attract, hire, train, retain, and motivate qualified personnel.

IF WE DO NOT INTRODUCE SUCCESSFUL NEW PRODUCTS AND SERVICES IN A TIMELY MANNER, OUR PRODUCTS AND SERVICES WILL BECOME OBSOLETE, AND OUR OPERATING RESULTS WILL SUFFER. We generally sell our products in industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. In addition, many of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to:

     -    properly identify customer needs;

     -    innovate and develop new technologies, services and applications;

     -    successfully commercialize new technologies in a timely manner;

     -    manufacture and deliver our products in sufficient volumes on time;

     -    differentiate our offerings from our competitors' offerings;

     -    price our products competitively;

     - anticipate our competitors' development of new products, services or technological innovations; and

     -    control product quality in our manufacturing process.

WE ARE SUBJECT TO LAWS AND REGULATIONS GOVERNING GOVERNMENT CONTRACTS, AND FAILURE TO ADDRESS THESE LAWS AND REGULATIONS OR COMPLY WITH GOVERNMENT CONTRACTS COULD HARM OUR BUSINESS BY LEADING TO A REDUCTION IN REVENUE ASSOCIATED WITH THESE CUSTOMERS. We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations might result in suspension of these contracts, or administrative penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns a facility with space of approximately 68,650 sq.ft. located on
11.29 acres of land in College Station, Texas, and has good title, free of any encumbrances. The Company leases approximately 20,000 sq.ft. of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring at the end of November 2006 with an option to extend for five one-year renewal periods. The Company also leases 500 sq.ft. of office space in Edgewood, Maryland, under a lease, which can be renewed annually with an option to extend for two one-year renewal periods. The Company believes that the facilities it currently occupies are in good condition and are suitable for its present operations and that suitable space is readily available for expansion or to accommodate its operations should any of its leases not be extended.

ITEM 3. LEGAL PROCEEDINGS

PENDING MATTERS

From time to time, the Company has disputes that arise in the ordinary course of its business. One such incident is the following: The Company and its wholly-owned subsidiary CMS Research Corp. ("CMS Research") have been sued by Aviv Amirav ("Amirav") in a Complaint filed in the United States District Court for the Southern District of New York on January 26, 2006 styled Amirav v. CMS Research Corp. and O.I. Corporation, Case No. 06-Civ-00659. The Complaint alleges (i) infringement and contributory infringement of United States patent no. 5,153,673, issued to Amirav, and (ii) breach of a license agreement between Amirav and CMS Research. Amirav's Complaint seeks (i) preliminary and permanent injunctive relief, (ii) actual damages in an unspecified amount, treble damages, and punitive damages, and (iii) attorneys' fees, interest, and other relief. The Company is currently preparing its answer to the complaint, and plans to vigorously oppose the plaintiff's. It is not possible at this stage of the case to determine what liability exposure, if any, is faced by the Company; however, an unfavorable outcome, including a determination that the Company is not entitled to the license and/or a determination that the Company's sales under the license are infringing transactions, would have a material adverse impact on the Company's results of operations.

OTHER MATTERS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK MARKET INFORMATION The Company's common stock trades on the NASDAQ Stock Market under the symbol: OICO. Information below is contained in a statistical report obtained from the National Association of Securities Dealers, Inc. (NASD). The ranges of high and low trade prices per share of the Company's common stock for each quarterly period during fiscal 2005 and 2004 were as follows:

                      2005              2004
                 ---------------   --------------
                  High      Low     High     Low
                 ------   ------   ------   -----
First Quarter    $11.45   $ 8.78   $ 8.89   $7.45
Second Quarter    12.99     8.20     9.03    7.85
Third Quarter     12.90    10.10     9.25    7.99
Fourth Quarter    13.63    10.28    11.55    8.54

NOTE: The above quotations represent prices between dealers, do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

DIVIDENDS The Company has never paid dividends on the Common Stock, however, we continually consider and review the merits of paying a dividend.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK As of March 13, 2006, there were approximately 802 holders of record of the Company's Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

All existing equity compensation plans have been approved by security holders.

                                         Number of securities    Weighted average       Number of
                                          to be issued upon     exercise price of      securities
                                             exercise of           outstanding          remaining
                                         outstanding options,   options, warrants,    available for
                                         warrants and rights        and rights       future issuance
             Plan Category                       (a)                   (b)                 (c)
--------------------------------------   --------------------   ------------------   ---------------
Employee Stock Purchase Plan                        --(1)                --(1)           134,647
2003 Incentive Compensation Plan                74,566                $7.77              271,300
1993 Incentive Compensation Plan               157,522                $4.60                   --(2)
1987 Amended and Restated Stock Option
   and SAR Plan                                  3,100                $3.50                   --(2)
                                               -------                -----              -------
                                               235,188                $5.59              405,947
                                               =======                =====              =======

1) Employees eligible to participate in the Employee Stock Purchase Plan may purchase shares of the Company's stock on a regular basis through payroll deductions. The price of the shares to the employees equals the lowest of the average of the bid and ask price of the last five days of each fiscal quarter, or the average closing price of the last five days of each fiscal quarter, or the last trade price on the day of purchase by the Company.

2) Both the 1987 and 1993 Incentive Compensation Plans have expired and no new securities may be issued.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the Company's selected historical financial data for each of the five years in the period ended December 31, 2005. The selected historical financial data set forth below has been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

                                         2005      2004      2003      2002      2001
                                       -------   -------   -------   -------   -------
($ in thousands, except per share
amounts)
Income statement data:
Net revenues                           $29,853   $28,480   $25,206   $23,683   $25,869
Impairment of intangible assets             --        --        --       346        --
Acquired in-process research and
   development                              --       483        --        --        --
Loss from unconsolidated investee           --       208        24        --        --
Impairment of investment in
   unconsolidated investee                  --       768        --        --        --
Income before income taxes               3,225     2,218     2,385       871     2,963
Net income                               2,486     1,762     1,635       658     2,006
Diluted earnings per share             $  0.85   $  0.61   $  0.58   $  0.24   $  0.74

Balance sheet data:
Total assets                           $28,159   $25,387   $22,707   $20,982   $19,391
Working capital                         18,508    15,989    13,105    12,355    11,478
Stockholders' equity                    22,768    20,187    18,239    16,551    15,849

Common size income statement data:
Net revenues                             100.0%    100.0%    100.0%    100.0%    100.0%
Cost of revenues                          49.2      49.2      52.7      56.1      52.6
                                       -------   -------   -------   -------   -------
   Gross profit                           50.8      50.8      47.3      43.9      47.4
Selling, general, and administrative
   expenses                               29.4      28.9      28.7      30.7      28.9
Research and development expenses         12.3      10.5      10.7       9.5       8.3
Acquired in-process research and
   development                              --       1.7        --        --        --
Impairment of intangible assets             --        --        --       1.4        --
                                       -------   -------   -------   -------   -------
      Operating income                     9.1       9.7       7.9       2.3      10.2
Interest and other income, net             1.7       1.5       1.6       1.3       1.3
Loss from unconsolidated investee           --       0.7       0.1        --        --
Impairment of investment in
   unconsolidated investee                  --       2.7        --        --        --
                                       -------   -------   -------   -------   -------
      Income before income taxes          10.8       7.8       9.4       3.6      11.5
Provision for income taxes                 2.5       1.6       2.9       0.9       3.7
                                       -------   -------   -------   -------   -------
      Net income                           8.3%      6.2%      6.5%      2.7%      7.8%
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

ACCOUNTS RECEIVABLE The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments and for estimated sales returns. Customers may not make payments or may return products due to a variety of reasons including deterioration of their financial condition or dissatisfaction with the Company's products. Management makes regular assessments of doubtful accounts and uses the best information available, including correspondence with customers and credit reports. If the Company determines that there is impairment in the ability to collect payments from customers, additional allowances may be required. Certain distributors or manufacturer's representatives in growing geographic areas, on management approval, may be allowed to temporarily exceed credit limits to accommodate their growth until new credit limits are considered and established, otherwise representatives are told they must comply with existing credit limits within a specified period of time. Historically, the Company has not experienced significant bad debt losses, but the Company could experience increased losses if general economic conditions of its significant customers or any of the markets in which it sells its products were to deteriorate. This could result in the impairment of a number of its customers' ability to meet their obligations, or if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts.

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

The Company had changes in required reserves in recent periods due to discontinuation of certain product lines and obsolescence related to new product introductions, as well as declining market conditions. As a result, the Company incurred net inventory charges of approximately $151,000 during fiscal 2003, approximately $42,000 in fiscal 2004, and approximately $67,000 in fiscal 2005.

INTANGIBLE ASSETS The Company's intangible assets consist primarily of intellectual property. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, as required. Accordingly, the Company reviews the recoverability and estimated useful lives of other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

The intangible assets acquired from Intelligent Ion, Inc. (III) in December 2004 consisted of patents and licenses. The majority of the purchase price was allocated to acquired in-process research & development and was expensed because the technological feasibility of the in-process technology had not been established and the technology had no alternative future use.

PRODUCT WARRANTIES Products are sold with warranties ranging from 90 days to one year, and extended warranties may be purchased for some products. The Company establishes a reserve for warranty expenditures and then adjusts the amount of reserve annually, if actual warranty experience is different than accrued. The Company makes estimates of these costs based on historical experience and on various other assumptions including historical and expected product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

RECENT PRONOUNCEMENTS SEE NOTE 1 OF ITEM 8

RESULTS OF OPERATIONS

The following table summarizes the results of the Company's operations for each of the past three years. All percentage amounts were calculated using the underlying data in thousands.

                                                            For the Years Ended December 31,
                                                ------------------------------------------------------
                                                          Percentage              Percentage
                                                           Increase                Increase
                                                  2005    (Decrease)     2004     (Decrease)     2003
                                                -------   ----------   --------   ----------   -------
Total net revenues                              $29,853        5%      $ 28,480       13%      $25,206
Total cost of revenues                           14,675        5%        14,012        5%       13,286
                                                -------                --------                -------
Gross profit                                     15,178        5%        14,468       21%       11,920
Selling, general, and administrative expenses     8,798        7%         8,219       14%        7,225
Research and development expenses                 3,670       22%         2,998       11%        2,698
Acquired in-process research and
   development                                       --     (100%)          483      100%           --
Impairment of intangible assets                      --       --             --       --            --
                                                -------                --------                -------
Operating income                                  2,710       (2%)        2,768       39%        1,998
Interest and other income                           515       21%           426        3%          412
Loss from unconsolidated investee                    --     (100%)         (208)     766%          (24)
Impairment of investment in unconsolidated
   investee                                          --     (100%)         (768)     100%           --
                                                -------                --------                -------
Income before income taxes                        3,225       45%         2,218       (7%)       2,385
Provision for income taxes                          739       62%           456      (39%)         750
                                                -------                --------                -------
Net income                                        2,486       41%         1,762        8%        1,635
                                                =======                ========                =======
Diluted earnings per share                      $  0.85       39%      $   0.61        5%      $  0.58

2005 Compared to 2004

NET REVENUES Total net revenues for the year ended December 31, 2005 increased $1,373,000, or 5%, to $29,853,000, compared to $28,480,000 for the same period of the prior year. Net revenue growth was driven by higher sales of the MINICAMS(R) air monitoring system, gas chromatography (GC) components and systems, Total Organic Carbon (TOC) analyzers, and Automated Chemistry Analyzers.

Both domestic revenues and international revenues increased for the year ended December 31, 2005, compared to the same period of the prior year. International revenues decreased, however, as a percentage of total revenues, as sales into Asia slowed, offsetting increases in Europe for the year ended December 31, 2005, compared to the same period of the prior year. During the second quarter of 2004, the Company increased its presence in Asia by opening a representative office in China, and in 2005, additional personnel were added to increase the level of customer support. We believe that China is a growing market and that committing resources to that market will better position the Company to compete for business in China.

Revenues from both products and services increased for the year ended December 31,2005, compared to the same period of the prior year. Revenues from services increased $413,000, or 14% to $3,331,000, compared to $2,918,000 for the same period of the prior year. Revenues from services increased, compared to the same period of the prior year, primarily due to approximately $253,000 in service revenue recognized in the second quarter resulting from payment received for services the Company performed at risk in the fourth quarter of 2004.

Although the Company's net revenues increased for the year ended December 31, 2005, compared to the same period of the prior year, the environmental instrument market has been flat or declining over the past several years. Furthermore, improvement in the sale of products to that market is uneven in product mix and may result in lower overall sales to that market segment. The Company continues to encounter strong competition and continues to seek improved distribution strategies for certain products in some channels and markets. We remain cautiously optimistic about future sales and have identified a number of products and strategies we believe will allow us to grow our business despite a potential market decline, including the acquisition of complementary businesses, the development of new products, development of new applications for our technologies, and the strengthening of our presence in selected geographic markets. No assurance can be given that we will be able to successfully implement these strategies, or if successfully implemented, that these strategies will result in growth of the Company's business.

Historically, inflation nor changing prices have had a material impact on the Company's net revenues, however, inflation in certain commodity components included in the Company's products has resulted in increased manufacturing cost in some of the Company's products which have not been fully recovered in product pricing to customers.

GROSS PROFIT Gross profit for the year ended December 31, 2005 increased $710,000, or 5% to $15,178,000, compared to $14,468,000 for the same period of the prior year. Gross profit represented 50.8% of revenues for the year ended December 31, 2005 and 50.8% for the same period of the prior year. The increase in gross profit for the year ended December 31, 2005, compared to the same period of the prior year, was due to an increase in revenues and improved product mix with more sales of higher margin, newer products manufactured by the Company, partially offset by an increase in cost of certain purchased component parts from vendors that we were unable to pass on to customers, and increases in other costs of sales, such as consumable supplies and expenses related to demonstration models of new products (primarily TOC 1030 and Discrete Analyzer), and increased warranty costs related to the resolution of new product issues.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES SG&A expenses for the year ended December 31, 2005 increased $579,000, or 7% to $8,798,000, compared to $8,219,000 for the same period of the prior year, primarily due to increases in service, marketing and applications costs. In the prior year, efforts in these areas went more towards fulfilling customer orders. SG&A expense increased as a percentage of revenues for the year ended December 31, 2005 to 29.5%, compared to 28.9% in 2004.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES R&D expenses for the year ended December 31, 2005 increased $672,000, or 22% to $3,670,000, compared to $2,998,000 for the same period of the prior year. R&D expenses represented 12.3% of revenues for the year ended December 31, 2005 and 10.5% of revenues for the same period of the prior year. The increase in R&D expenses for the year ended December 31, 2005 was primarily due to increased expense related to development of a potential new GC Mass Spectrometer (MS) product. The purchase of III resulted in the Company bringing in house development work for a major component of this potential new product and accordingly, we incurred the associated cost. We anticipate R&D expenses to remain at these levels and perhaps increase, depending on the outcome of our efforts and expenses related to any actions we may need to take in attempts to solve technical challenges encountered in our efforts to create a commercial GC MS product. As stated previously, R&D spending will likely increase over historical levels in dollar amount and as a percentage of revenues. At this time, we plan to remain committed to this plan even at the risk of incurring an operating loss on a quarterly or annual basis.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT For the year ended December 31, 2005, we incurred no expense relating to acquired in-process research and development, whereas such expenses amounted to $483,000 for the same period of the prior year.

OPERATING INCOME Operating income for the year ended December 31, 2005 decreased $57,000, or 2% to $2,711,000, compared to $2,768,000 for the same period of the prior year. The decrease in operating income for the year ended December 31, 2005 is primarily due to the increase in R&D activity and SG&A expenditures, partially offset by an increase in gross profit and a decrease in acquired in-process R&D expenditures.

INTEREST AND OTHER INCOME Other income, net, which is comprised of interest and dividend income from investments, interest income from customer leases, and gain/loss from dispositions of Company property, increased by $89,000, or 21% to $515,000, compared to $426,000 for the same period of the prior year, primarily due to interest income from higher levels of invested funds and increasing interest rates.

LOSS FROM AND IMPAIRMENT OF INVESTMENT IN UNCONSOLIDATED INVESTEE For the year ended December 31, 2005, we had no expense relating to an unconsolidated investee, whereas such expenses amounted to $976,000 for the same period of the prior year.

INCOME BEFORE INCOME TAXES Income before income taxes for the year ended December 31, 2005 increased $1,007,000, or 45% to $3,225,000, compared to income of $2,218,000 for the same period of the prior year. The increase in income before income taxes for the year ended December 31, 2005 was primarily due to the prior period having approximately $1,459,000 in expenses relating to an investment in an unconsolidated investee.

PROVISION FOR INCOME TAXES Provision for income taxes increased $283,000 for the year ended December 31, 2005 to a provision of $739,000, compared to $456,000 for the same period of the prior year. The effective tax rate was 22.9% for the year ended December 31, 2005. This is primarily due to certain permanent differences between our book income and taxable income that lowers our tax liability, such as dividends received deduction, extraterritorial income exclusion, and past and future R&D credits. The past R&D credits amounted to approximately $237,000 and relate to the fiscal years 2001 to 2004. This amends all eligible past tax years, and we expect the future effective tax rates to increase. The effective tax rate for the same period of the prior year was 20.5%. The increase over the prior year was primarily due to a decrease in deductions for foreign sales, and a reduction in 2004 tax due to correcting the previous year's tax accrual which did not recur in 2005.

NET INCOME Net income for the year ended December 31, 2005 increased $724,000, or 41% to $2,486,000, compared to net income of $1,762,000 in the same period of the prior year, primarily due to an increase in net revenues and gross margin, and a decrease in acquired in-process R&D expense and losses on unconsolidated investee, partially offset by an increase in provision for income taxes, R&D and SG&A expenditures.

BASIC AND DILUTED EARNINGS PER SHARE Basic earnings per share were $0.88, and diluted earnings per share were $0.85 for the year ended December 31, 2005, compared to basic and diluted earnings of $0.63 and $0.61 per share, respectively, for the prior year.

2004 Compared to 2003

NET REVENUES

Total net revenues for the year ended December 31, 2004 increased $3,274,000, or 13%, to $28,480,000, compared to

$25,206,000 for the same period of the prior year. Net revenues increased due to strong sales of the Company's new Eclipse Purge-and-Trap Sample Concentrator, MINICAMS(R) air-monitoring systems, continuous flow analyzers, the LAN 9000 beverage analyzer, and Total Organic Carbon analyzers (TOC). In 2004 our LAN 9000 On-Line Beverage Monitor sales increased, and were highlighted by a sales win to install new monitors at a major soft drink producer's premier bottling plant located near its headquarters. The Eclipse, our new generation P&T sample concentrator, was well accepted by customers in 2004, including the China Environmental Protection Agency. We continued to add accessories to the product line, including two autosamplers, one for water and one for a combination of water and soil, an Automated Multipoint Process Sampler (AMPS) module for 24-hour automated monitoring of municipal or process water supplies, and a productivity-enhancing device, the pH Express(TM).

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

The key assumptions underlying the valuation of acquired in-process research and development at the acquisition date were as follows:

Project Name:                                                 Portable GC mass spectrometer
-------------                                                 -----------------------------
Percent completed as of acquisition date:                     20%-30%
Estimated costs to complete technology at acquisition date:   $1,500,000
Risk-adjusted discount rate:                                  20%
First period expected revenue at acquisition date:            Calendar Year 2006

Subsequent to the acquisition of these assets and during the whole of 2005, technical progress on the development of a commercial product was slower than predicted at the time of the acquisition because the core patented technology required additional basic research before incorporation into a final product. The status of the research and development at the end of 2005 can be estimated as follows:

Percent completed at the end of 2005:                                    40%-50%
Estimated costs to complete technology at the end of 2005:           $1,000,000
Risk-adjusted discount rate:                                                 20%
First period expected revenue at the end of 2005:            Calendar Year 2007

The development of the acquired technology into a commercial product or products remains highly dependent on the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for a new product, and significant competitive threats from several companies. The nature of the efforts to develop this technology into a commercially viable product consists primarily of research, planning, designing, experimenting, and testing activities necessary to determine that the technology can meet market expectations, including functionality and technical requirements. Failure of our research efforts to prove that the technology will function for the intended purpose, or to bring a product to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the future prospects of these R&D efforts. First period of expected revenue above should not be relied upon as a commitment or indication of product introduction date.

Failure to achieve the expected levels of revenue and net income from a product or products based on this technology will negatively impact the return on investment expected at the time that the purchase was completed and may result in impairment charges to the $105,000 of other intangible assets acquired and related intangible assets amounting to approximately $53,000 capitalized subsequent to the acquisition.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The Company considers a number of liquidity measures that aid in measuring the Company's ability to meet its financial obligations. Such ratios, working capital, and changes in cash and cash equivalents as of the end of the Company's last three years are as follows:

($ in thousands)                                   2005      2004      2003
                                                 -------   -------   -------
                             LIQUIDITY MEASURES

Ratio of current assets to current liabilities       4.4       4.1       3.9
Total liabilities to equity                           24%       26%       25%
Days sales in accounts receivable                     69        59        59
Average annual inventory turnover                    2.7       3.1       3.3
Working capital                                  $18,508   $15,989   $13,105

                    CHANGES IN CASH AND CASH EQUIVALENTS

Net cash provided by (used in)
   Operating activities                          $ 1,930   $ 2,024   $ 2,684
   Investing activities                           (1,958)   (3,610)   (3,673)
   Financing activities                              214       258       (58)

Net increase/(decrease) in:
   Cash and cash equivalents                         186    (1,328)   (1,046)
Cash and cash equivalents:
   Beginning of year                               1,541     2,869     3,915
   End of year                                     1,727     1,541     2,869

We have historically been able to fund working capital and capital expenditures from operations, and expect to be able to finance our 2006 working capital requirements from cash on hand and funds generated from operations. Although the Company invests a portion of its excess funds generated from operations in short-term securities, including money market funds, treasury bills, and a portion in preferred stocks, the Company's primary plan for the use of cash is continuing significant research and development efforts to introduce new products.

Other matters which could affect the extent of funds required within the short-term and long-term include future acquisitions of other businesses or product lines. We may engage in discussions with third parties to acquire new products or businesses or to form joint ventures. These types of transactions may require additional funds from sources other than current operations. We believe that such funds would come from traditional institutional debt financing or other third party financing. We may also use our capital resources to enhance the Company's competitiveness in the marketplace by providing favorable credit terms to more customers, and increase stock levels of certain products to take advantage of market opportunities.

AGGREGATE CONTRACTUAL OBLIGATIONS

                                               Payments Due by Period
                           -----------------------------------------------------------
                                         Less than                           More than
Contractual Obligations       Total       1 Year     1-3 years   3-5 years    5 years
-----------------------    ----------   ----------   ---------   ---------   ---------
Operating Leases (1)       $  173,301   $  173,301      -0-         -0-         -0-
Purchase Obligations (2)    2,407,116    2,407,116      -0-         -0-         -0-
                           ----------   ----------      ---         ---         ---
   Total                   $2,580,417   $2,580,417      -0-         -0-         -0-
                           ==========   ==========      ===         ===         ===

(1) Future minimum rental payments under an operating lease for some leased facilities expiring November 30, 2006.

(2) Open purchase orders primarily for raw materials, component parts, and other supplies that the Company uses to manufacture its products.

Since 1995, the Company has repurchased an aggregate of 1,755,978 shares of treasury stock at an average purchase price of $4.13 per share, pursuant to the Company's stock repurchase program. No repurchases were made in 2005, but the Company may purchase up to an additional 19,022 shares under the current stock repurchase program. The Company may seek an expansion of this program in the future if it believes repurchases continue to be in the best interests of the Company. Expansion of this program would also be funded from cash from operations.

The Company conducts some operations in leased facilities under an operating lease expiring on November 30, 2006. Future minimum rental payments under this lease are $171,000 for 2006.

SEGMENT INFORMATION The Company manages its businesses primarily on a product and services basis. The Company reports its operations as a single segment. See
Note 15 of the Company's consolidated financial statements for additional segment data.

On or about January 27, 2006, Aviv Amirav filed a complaint against the Company in the U.S. District Court of Southern New York, captioned Aviv Amirav v. CMS Research Corporation, a wholly owned subsidiary of the Company, and O. I. Corporation. The plaintiff seeks injunctive relief, unspecified damages, including treble damages, attorneys' fees and costs for patent infringement, inducement to patent infringement and breach of contract relating to a patent licensed by Mr. Amirav to the Company. The Company is currently preparing its answer to the complaint, and plans to vigorously oppose the plaintiff's infringement and breach of contract claims. It is not possible at this stage of the case to determine what liability exposure, if any, is faced by the Company; however, an unfavorable outcome, including a determination that the Company is not entitled to the license and/or a determination that the Company's sales under the license are infringing transactions, could have a material adverse impact on the Company's results of operations.

Other than the items discussed above, management is not aware of other commitments or contingent liabilities, which would have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes certain statements that are deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, (i) possible or assumed future results of operation, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) prospects for the Company's business products; and (iii) other matters that are not historical facts. These forward-looking statements are identified by their use of terms and a phrase such as "believes," "expects" "anticipates," "intends," "estimates," "plans" and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks, and uncertainties, many of which are beyond the control of the Company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. Factors that could cause these differences include, but are not limited to, those set forth under Item 1A -- Risk Factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK. The Company is exposed to a variety of market risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments.

The fair value of the Company's investments in debt and equity securities at December 31, 2005 and December 31, 2004 was $9,841,000 and $8,586,000,
respectively. Year-to-date unrealized losses in the fair value of some of those investments are primarily due to recent increases in interest rates. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. Approximately $1,000 was realized as a gain on the sales of such investments during the fourth quarter.

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

The Company's Audit Committee, composed of at least three members of the Board of Directors who are not employees of the Company, meets regularly with representatives of management and the independent registered public accountants to monitor the functioning of the accounting and control systems and to review the results of the audit performed by the independent registered public accountants. The independent registered public accountants and Company employees have full and free access to the Audit Committee without the presence of management.

The Audit Committee has full authority and responsibility to oversee the appointment, termination, funding, evaluation, and independence of the independent registered public accountants engaged by the Company.

The independent registered public accountants conduct an objective, independent examination of the financial statements. Their report appears as a part of this Annual Report on Form 10-K.

             Report of Independent Registered Public Accounting Firm

Board of Directors
O. I. Corporation:

We have audited the accompanying consolidated balance sheets of O. I. Corporation (an Oklahoma corporation) and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O. I. Corporation and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Houston, Texas
March 3, 2006

                                O. I. CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31
                                                     -------------------------
                                                         2005          2004
                                                     -----------   -----------
                      ASSETS
Current assets:
   Cash and cash equivalents                         $ 1,726,645   $ 1,541,000
   Accounts receivable-trade, net of allowance
      for doubtful accounts of $325,940 and
      $271,344, respectively                           6,324,499     4,898,290
   Investment in sales-type leases-current portion       307,526       272,965
   Investments, at market                              9,840,704     8,585,532
   Inventories                                         4,616,778     5,011,794
   Current deferred income tax assets                    904,400       697,812
   Other current assets                                  178,774       181,551
                                                     -----------   -----------
         Total current assets                         23,899,326    21,188,944

Property, plant and equipment, net                     3,229,386     3,404,240
Investment in sales-type leases, net of current          189,782       275,016
Long-term deferred income tax assets                     538,654       286,597
Intangible assets, net                                   275,755       208,263
Other assets                                              26,319        23,641
                                                     -----------   -----------
Total assets                                         $28,159,222   $25,386,701
                                                     ===========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                           $ 1,427,626   $ 1,896,793
   Accrued liabilities                                 3,963,703     3,302,812
                                                     -----------   -----------
         Total current liabilities                     5,391,329     5,199,605

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,000,000
      shares authorized, no shares issued and
      outstanding                                             --            --
   Common stock, $0.10 par value, 10,000,000
      shares authorized, 4,103,377 shares issued         410,338       410,338
   Additional paid-in capital                          4,374,270     4,326,097
   Treasury stock, 1,249,572 and 1,295,967
      shares, respectively, at cost                   (5,456,134)   (5,660,918)
   Retained earnings                                  23,501,937    21,016,173
   Accumulated other comprehensive (loss)
      income, net                                        (62,518)       95,406
                                                     -----------   -----------
                                                      22,767,893    20,187,096
                                                     -----------   -----------
Total liabilities and stockholders' equity           $28,159,222   $25,386,701
                                                     ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                O. I. CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Years Ended December 31
                                                 ---------------------------------------
                                                     2005          2004         2003
                                                 -----------   -----------   -----------
Net revenues:
   Products                                      $26,521,944   $25,562,048   $22,210,242
   Services                                        3,330,859     2,917,566     2,995,807
                                                 -----------   -----------   -----------
Total net revenues                                29,852,803    28,479,614    25,206,049

Cost of revenues:
   Products                                       13,214,920    12,563,276    11,824,320
   Services                                        1,459,805     1,448,772     1,461,350
                                                 -----------   -----------   -----------
Total cost of revenues                            14,674,725    14,012,048    13,285,670
                                                 -----------   -----------   -----------
   Gross profit                                   15,178,078    14,467,566    11,920,379

Selling, general and administrative expenses       8,797,890     8,218,685     7,224,661
Research and development expenses                  3,669,670     2,998,044     2,697,851
Acquired in-process research and development              --       483,140            --
                                                 -----------   -----------   -----------
   Operating income                                2,710,518     2,767,697     1,997,864
Other income:
   Interest income, net                              223,322       102,990        43,860
   Other income                                      291,325       322,810       367,849
   Loss from unconsolidated investee                      --      (207,914)      (24,186)
   Impairment of investment in unconsolidated
      investee                                            --      (767,900)           --
                                                 -----------   -----------   -----------
      Income before income taxes                   3,225,165     2,217,683     2,385,387
Provision for income taxes                          (739,401)     (455,546)     (750,664)
                                                 -----------   -----------   -----------
      Net income                                 $ 2,485,764   $ 1,762,137   $ 1,634,723
                                                 ===========   ===========   ===========
Basic earnings per share                         $      0.88   $      0.63   $      0.59
                                                 ===========   ===========   ===========
Diluted earnings per share                       $      0.85   $      0.61   $      0.58
                                                 ===========   ===========   ===========
Weighted average number of shares outstanding:
      Basic shares                                 2,836,506     2,793,619     2,756,430
      Diluted shares                               2,917,715     2,874,194     2,797,421

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                O. I. CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                    ----------------------------------------
                                                                        2005           2004          2003
                                                                    ------------   -----------   -----------
Cash flows from operating activities:
   Net income                                                       $ 2,485,764    $ 1,762,137   $ 1,634,723
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                     556,058        540,825       461,340
      Acquired in-process research & development                             --        483,140            --
      Loss on obsolete inventory                                         66,897         42,461       151,639
      Deferred income taxes                                            (377,285)        78,157        87,865
      Gain on disposition of property                                    (5,002)        (7,805)      (12,820)
      Loss from unconsolidated investee                                      --        207,914        24,186
      Impairment of investment in Intelligent Ion, Inc. (III)                --        767,900            --
   Changes in assets and liabilities
      Accounts receivable                                            (1,426,209)      (538,734)     (585,125)
      Inventories                                                       328,119     (1,979,607)      911,835
      Other current assets and investments in sales-type leases          70,923        (63,396)      (26,598)
      Accounts payable                                                 (469,167)       590,717        (6,493)
      Accrued liabilities                                               700,226        140,346        43,909
                                                                    -----------    -----------   -----------
         Net cash provided by operating activities                    1,930,324      2,024,055     2,684,461
                                                                    -----------    -----------   -----------
Cash flows from investing activities:
   Purchase of Intelligent Ion, Inc. assets                                  --       (588,140)           --
   Purchase of property plant, and equipment                           (367,180)      (504,090)     (483,904)
   Proceeds from sale of property plant, and equipment                    5,893         10,422        25,403
   Purchase of investments                                           (7,481,696)    (4,018,650)   (3,055,750)
   Maturity/proceeds from sales of investments                        5,935,592      1,442,281       840,000
   Investment in unconsolidated investee                                     --             --    (1,000,000)
   Cash value of life insurance                                              --         53,573            --
   Change in other assets                                               (50,911)        (5,520)        1,491
                                                                    -----------    -----------   -----------
         Net cash used in investing activities                       (1,958,302)    (3,610,124)   (3,672,760)
                                                                    -----------    -----------   -----------
Cash flows from financing activities:
   Purchase of treasury stock                                                --             --      (143,105)
   Proceeds from issuance of treasury stock                             213,623        257,823        85,410
                                                                    -----------    -----------   -----------
         Net cash provided by (used in) financing activities            213,623        257,823       (57,695)
                                                                    -----------    -----------   -----------
Net increase (decrease) in cash and cash equivalents                    185,645     (1,328,246)   (1,045,994)
   Beginning of year                                                  1,541,000      2,869,246     3,915,240
                                                                    -----------    -----------   -----------
   End of year                                                      $ 1,726,645    $ 1,541,000   $ 2,869,246
                                                                    ===========    ===========   ===========
Supplemental disclosures of cash flow information:
   Cash paid during year for:
      Income taxes                                                      738,717        635,021       790,466
Non-cash investing and financing activities:
   Offset of notes for advances to III in exchange for III assets            --        420,809            --

        The accompanying notes are an integral part of these consolidated financial statements.

                               O. I. CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                Accumulated
                                        Common Stock     Additional                                Other          Total
                                    -------------------    Paid-In    Treasury      Retained   Comprehensive  Stockholders'
                                      Shares    Amount     Capital      Stock       Earnings   Income/(Loss)     Equity
                                    ---------  --------  ----------  -----------  -----------  -------------  -------------
Balance, December 31, 2002          4,103,377  $410,338  $4,330,876  $(5,865,823) $17,619,313    $  56,587     $16,551,291
   Purchase of 28,600 shares of
      treasury stock                                                    (143,105)                                 (143,105)
   Issuance of 16,300 shares from
      treasury for exercise of
      stock options                                           5,495       66,194                                    71,689
   Issuance of 2,760 shares from
      treasury to Employee  Stock
      Purchase Plan
   Comprehensive income:                                      1,729       11,992                                    13,721
      Unrealized gain on
         investments, net of
         deferred tax expense of
         $59,635                                                                                   110,530
      Net income                                                                    1,634,723
   Total comprehensive income                                                                                    1,745,253
                                    ---------  --------  ----------  -----------  -----------    ---------     -----------
Balance, December 31, 2003          4,103,377   410,338   4,338,100   (5,930,742)  19,254,036      167,117      18,238,849
   Issuance of 57,301 shares from
      treasury for exercise of
      stock options                                         (16,001)     252,022                                   236,021
   Issuance of 2,584 shares from
      treasury to Employee Stock
      Purchase Plan                                           3,998       17,802                                    21,800
   Comprehensive income:
      Unrealized loss on
         investments, net of
         deferred tax benefit of
         $30,499                                                                                   (71,711)
      Net income                                                                    1,762,137
   Total comprehensive income                                                                                    1,690,426
                                    ---------  --------  ----------  -----------  -----------    ---------     -----------
Balance, December 31, 2004          4,103,377   410,338   4,326,097   (5,660,918)  21,016,173       95,406      20,187,096
   Issuance of 44,067 shares from
      treasury for exercise of
      stock options                                          (5,023)     195,200                                   190,177
   Issuance of 2,178 shares from
         treasury to Employee
         Stock Purchase Plan                                 13,862        9,584                                    23,446
   Excess tax benefit for
      disqualifying  employee
      incentive  stock option
      dispositions                                           39,334                                                 39,334
   Comprehensive income:
      Unrealized loss on
         investments, net of
         deferred tax benefit of
         $81,360                                                                                  (157,924)
      Net income                                                                    2,485,764
   Total comprehensive income                                                                                    2,327,840
                                    ---------  --------  ----------  -----------  -----------    ---------     -----------
Balance, December 31, 2005          4,103,377  $410,338  $4,374,270  $(5,456,134) $23,501,937    $ (62,518)    $22,767,893
                                    =========  ========  ==========  ===========  ===========    =========     ===========

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

CASH AND CASH EQUIVALENTS The Company considers all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2005 and 2004 are uninsured temporary cash investments in money market funds of $313,000 and $93,000, respectively. Additionally, the Company had at December 31, 2005 and 2004, $215,000 and $52,000, respectively, of cash balances in excess of the Federal Deposit Insurance Corporation limits.

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

INVESTMENTS The Company accounts for its investments using Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. The Company invests in debt securities and preferred stocks. The Company's investments as of December 31, 2005 and 2004 consisted of preferred stock investments, medium-term commercial notes, short-term commercial paper, and Treasury bills. These investments were classified as available-for-sale and are stated at fair value at December 31, 2005 and 2004. The Company also had six-month Treasury bills at December 31, 2005 that were classified as available-for-sale. The unrealized gain (loss) on investments is reported net of tax as accumulated other comprehensive income (loss) in the accompanying consolidated statement of stockholders' equity. Realized gains and losses on sales of investments are determined on a specific identification basis and included in the consolidated statements of income. Declines in the fair value of individual available-for-sale securities below their carrying value that are other than temporary, result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

INVESTMENT IN SALES-TYPE LEASES The Company's leasing operations consist of leasing analytical instruments. All of the Company's leases are classified as sales-type leases. These leases typically expire over a four-year period. The Company recognizes as revenues the principal portion of sales-type leases upon initiation of the lease. Interest is deferred and recognized as revenues over the initial term of the lease. Security deposits are deferred until the lease expires and either recognized as revenues or returned to the customer, as appropriate.

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

LOSS FROM UNCONSOLIDATED INVESTEE. The Company's losses from its investment in Intelligent Ion, Inc. (III) represented its proportionate share of III's losses under the equity method of accounting. The Investment in III was written off in 2004.

PROPERTY, PLANT, AND EQUIPMENT Property, plant, and equipment is recorded at cost and depreciated over the estimated useful lives of 3 to 40 years using the straight-line method. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term on the estimated useful life. Repairs and maintenance are expensed as incurred.

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

ADVERTISING COSTS All advertising costs are expensed as incurred and included in selling and administrative expenses in the consolidated statements of income. Advertising expenses for 2005, 2004 and 2003 were $147,341, $201,560 and $183,392, respectively.

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

FINANCIAL INSTRUMENTS SFAS No. 107, Disclosure About Fair Value of Financial Instruments defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. Due to their near-term maturities, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are considered equivalent to fair value. The Company does not have any off-balance sheet financial instruments.

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

EARNINGS PER SHARE The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding. The weighted average of shares used in the basic earnings per share calculation was 2,836,506 in 2005, 2,793,619 in 2004, and 2,756,430 in 2003. The weighted average number of shares used in the diluted earnings per share computation was 2,917,715 in 2005, 2,874,194 in 2004, and 2,797,421 in 2003. At December 31,
2005, options to acquire 8,000 shares at the weighted average exercise price of $11.65 were not included in the computations of dilutive earnings per share as their effect would be anti-dilutive. There were no anti-dilutive options outstanding for the year ended December 31, 2004. At December 31, 2003 options to acquire 84,400 shares at the weighted average exercise price of $6.24 were not included in the computations of dilutive earnings per share as their effect would be anti-dilutive.

COMPREHENSIVE INCOME (LOSS) Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This Statement established standards for reporting and display of comprehensive income and its components. Net income and unrealized gains and losses on available-for-sale investments are the Company's only components of comprehensive income (loss).

STOCK-BASED COMPENSATION At December 31, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation:

                                                 Year ended December 31
                                                     (in thousands)
                                                ------------------------
                                                 2005     2004     2003
                                                ------   ------   ------
Net income, as reported                         $2,486   $1,762   $1,635
Deduct: Total stock-based compensation
   expense determined under fair value based
   method for awards granted, modified, or
   settled, net of related tax effects              96       72       49
                                                ------   ------   ------
Pro forma net income                            $2,390   $1,690   $1,586
                                                ======   ======   ======
Earnings per share:
   Basic--as reported                           $ 0.88   $ 0.63   $ 0.59
   Basic--pro forma                             $ 0.84   $ 0.61   $ 0.58
   Diluted--as reported                         $ 0.85   $ 0.61   $ 0.58
   Diluted--pro forma                           $ 0.82   $ 0.59   $ 0.57

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2004, and 2003, respectively: dividend yield of zero for each year; expected volatility of 27, 27, and 37 percent; risk-free interest rates of 3.48, 3.10, and 3.91 percent; and expected lives of three, seven and seven years. The weighted average fair value at the date of grant for options granted during 2005, 2004, and 2003 was $2.61, $2.93, and $2.25, respectively.

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

RECENT PRONOUNCEMENTS In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires that the costs of employee share-based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS 123(R) does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." SFAS 123(R) supersedes APB Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations and eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting, which the Company used through December 31, 2005.

The Company will adopt Statement 123(R) on January 1, 2006, using the modified prospective method, whereby we will apply Statement 123(R) to new and modified awards beginning January 1, 2006. Additionally, we will be required to recognize compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures. The effect of adopting Statement 123(R) for current outstanding options, not including future grants in 2006, will decrease the Company's net income by approximately $51,000 during 2006.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43", which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005

The FASB has issued SFAS No. 154, "Accounting Changes and Error Corrections". This new standard replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of SFAS 154 is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

On June 8, 2005, the FASB issued a FASB Staff Position (FSP) interpreting FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Specifically, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations." This standard addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union. The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste (i.e., waste associated with products placed on the market on or before August 13,
2005). The guidance in the FSP is required to be applied the later of (1) the first reporting period ending after June 8, 2005, or (2) the date of the adoption of the law by the applicable EU-member country. As of December 31, 2005, many EU-member countries had not yet adopted the Directive, and the Company is still evaluating the impact, if any, of FSP FAS 143-1 on its financial position, cash flow, or results of operations.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends Statement 115, Accounting for Certain Investments in Debt and Equity Securities, and is effective for reporting periods beginning after December 15, 2005. The Company is currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on the Company's results of operations or financial position.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (" FAS 155"), which amends FASB Statement No. 133 and FASB Statement 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FASB Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not intend to issue or acquire the hybrid instruments included in the scope of FAS 155 and does not expect the adoption of FAS 155 to affect future reporting or disclosures.

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

Other than the $105,000 of value assigned to the purchased intangible assets, no other amounts remain on the Company's consolidated balance sheet related to III as of December 31, 2005 or 2004.

NOTE 3. NET INVESTMENT IN SALES-TYPE LEASES

The following lists the components of the net investment in sales-type leases as of December 31:

                                                2005       2004
                                              --------   --------
Total minimum lease payments to be received   $497,308   $547,981
Less: Unearned income                          (45,409)   (68,090)
                                              --------   --------
Net investment in sales-type leases           $451,899   $479,891
                                              ========   ========

At December 31, 2005, minimum lease payments for each of the five succeeding fiscal years are as follows: $307,526 in 2006, $131,338 in 2007, $57,464 in
2008, $980 in 2009, and $0 in 2010.

NOTE 4. INVENTORIES

Inventories, which include material, labor, and manufacturing overhead, on December 31, 2005 and 2004, consisted of the following:

                     2005          2004
                  ----------   ----------
Raw materials     $3,296,685   $3,055,911
Work-in-process      650,668    1,071,486
Finished goods       669,425      884,397
                  ----------   ----------
                  $4,616,778   $5,011,794
                  ==========   ==========

An expense for obsolete inventory was determined in 2005 and 2004 by taking the total of the inventory related to discontinued products and consistent with the Company's policy relating to obsolete inventory, the total of other inventory with no movement in six months including excess, which the Company determined is no longer saleable based on available market information. The expense for obsolete inventory totaled approximately $67,000 in 2005, approximately $42,000 in 2004, and approximately $151,00 in 2003. These expenses are included in cost of revenues in the consolidated statements of income

NOTE 5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at cost on December 31, 2005 and 2004, consisted of the following:

                                   Estimated
                                 Useful Lives        2005          2004
                                --------------   -----------   -----------
Land                                             $    40,462   $    40,462
Buildings                       33 to 40 years     3,847,835     3,845,499
Leasehold improvements              5 years          121,132       117,522
Furniture and equipment          3 to 10 years     3,640,322     3,316,298
                                                 -----------   -----------
                                                   7,649,751     7,319,781
Less accumulated depreciation                     (4,420,365)   (3,915,541)
                                                 -----------   -----------
                                                 $ 3,229,386   $ 3,404,240
                                                 ===========   ===========

Depreciation expenses totaled $541,148 and $531,565 for the years ended December 31, 2005 and 2004, respectively.

NOTE 6. INVESTMENTS

Investments considered available-for-sale at December 31, 2005 and 2004, consisted of the following:

                                                   2005          2004
                                                ----------   ----------
Marketable equity securities                    $3,742,675   $4,436,755
Corporate securities                             4,604,445    1,465,855
Other securities                                   500,000      500,000
U.S. Government and federal agency securities      993,584    2,182,922
                                                ----------   ----------
                                                $9,840,704   $8,585,532
                                                ==========   ==========

                                                            December 31, 2005
                                            -------------------------------------------------
                                                            Gross        Gross
                                             Amortized   Unrealized   Unrealized      Fair
                                                Cost        Gains       Losses        Value
                                            ----------   ----------   ----------   ----------
Securities Available-for-Sale
Debt securities:
   U.S. Government and federal agency       $  993,584    $      0     $       0   $  993,584
   Corporate                                 4,716,540           0      (112,095)   4,604,445
   Other                                       500,000           0             0      500,000
                                            ----------    --------     ---------   ----------
      Total debt securities                  6,210,124           0      (112,095)   6,098,029
   Marketable equity securities              3,725,305     147,238      (129,868)   3,742,675
                                            ----------    --------     ---------   ----------
      Total securities available-for-sale   $9,935,429    $147,238     $(241,963)  $9,840,704
                                            ==========    ========     =========   ==========

                                                            December 31, 2004
                                            -------------------------------------------------
                                                            Gross        Gross
                                             Amortized   Unrealized   Unrealized      Fair
                                                Cost        Gains       Losses        Value
                                            ----------   ----------   ----------   ----------
Securities Available-for-Sale
Debt securities:
   U.S. Government and federal agency       $2,182,922    $      0     $       0   $2,182,922
   Corporate                                 1,500,000           0       (34,145)   1,465,855
   Other                                       500,000           0             0      500,000
                                            ----------    --------     ---------   ----------
      Total debt securities                  4,182,922           0       (34,145)   4,148,777
   Marketable equity securities              4,258,055     278,647       (99,947)   4,436,755
                                            ----------    --------     ---------   ----------
      Total securities available-for-sale   $8,440,977    $278,647     $(134,092)  $8,585,532
                                            ==========    ========     =========   ==========

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2005 follows:

                                   Available for Sale
                              ---------------------------
                                                  Fair
                              Amortized Cost      Value
                              --------------   ----------
Within 1 year                   $4,710,124     $4,710,124
Over 1 year through 5 years      1,500,000      1,387,905
                                ----------     ----------
                                $6,210,124     $6,098,029
                                ==========     ==========

For the years ended December 31, 2005, 2004 and 2003, proceeds from sales of securities available for sale amounted to $533,513, $978,113 and $840,000, respectively. Gross realized gains amounted to $38,949, $70,282 and $12,739 in 2005, 2004 and 2003, respectively. Gross realized losses amounted to $38,193, $88,802, and $573 in 2005, 2004, and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, dividend income amounted to $262,126, $263,479, and $277,103, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

                                                                  2005
                                            -------------------------------------------------
                                            Less Than Twelve Months     Over Twelve Months
                                            -----------------------   -----------------------
                                               Gross                     Gross
                                            Unrealized      Fair      Unrealized      Fair
                                              Losses        Value       Losses        Value
                                            ----------   ----------   ----------   ----------
Securities Available for Sale
Debt securities:
   U.S. Government and federal agency         $     0    $        0    $      0    $        0
   Corporate                                        0             0     112,095     1,387,905
   Other                                            0             0           0             0
                                              -------    ----------    --------    ----------
      Total debt securities                         0             0     112,095     1,387,905
   Marketable equity securities                49,892     1,040,655      79,975       836,000
                                              -------    ----------    --------    ----------
      Total securities available-for-sale     $49,892    $1,040,655    $192,070    $2,223,905
                                              =======    ==========    ========    ==========

                                                                  2004
                                            -------------------------------------------------
                                            Less Than Twelve Months     Over Twelve Months
                                            -----------------------   -----------------------
                                               Gross                     Gross
                                            Unrealized      Fair      Unrealized      Fair
                                              Losses        Value       Losses        Value
                                            ----------   ----------   ----------   ----------
Securities Available for Sale
Debt securities:
   U.S. Government and federal agency        $      0    $        0     $     0    $        0
   Corporate                                   26,595       473,405       7,550       992,450
   Other                                            0             0           0             0
                                             --------    ----------     -------    ----------
      Total debt securities                    26,595       473,405       7,550       992,450
   Marketable equity securities                76,947       887,050      23,000       506,500
                                             --------    ----------     -------    ----------
      Total securities available-for-sale    $103,542    $1,360,455     $30,550    $1,498,950
                                             ========    ==========     =======    ==========

All investments are at market values based upon quoted market prices as of December 31. The Company does not believe these unrealized losses are "other than temporary" as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2)it is not probable that the Company will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments was make prior to the balance sheet date.

NOTE 7. INTANGIBLE ASSETS

Intangible assets on December 31, 2005 and 2004, consisted of the following:

                               2005                      2004
                     -----------------------   -----------------------
                       Gross                     Gross
                     Carrying    Accumulated   Carrying    Accumulated
                      Amount    Amortization    Amount    Amortization
                     --------   ------------   --------   ------------
Patents              $336,853    $(159,922)    $254,451    $(151,188)
Rights to Licenses    105,000       (6,176)     105,000          -0-
                     --------    ---------     --------    ---------
                     $441,853    $(166,098)    $359,451    $(151,188)
                     ========    =========     ========    =========

Amortization expense charged to operations amounted to approximately $14,910, $23,104, and $9,613, for the years ended December 31, 2005, 2004, and 2003, respectively, including $12,000 expense during 2004 due to the abandonment of a patent.

Estimated future amortization expense:
   For year ended 12/31/06               $15,991
   For year ended 12/31/07               $15,408
   For year ended 12/31/08               $14,705
   For year ended 12/31/09               $14,705
   For year ended 12/31/10               $13,932

Each year, the Company performs an annual evaluation of the future prospects of certain products and their related inventory and intangible assets. The Company evaluated its remaining intangible assets in 2005 and in 2004 and determined that no impairment charge was necessary.

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities on December 31, 2005 and 2004, consisted of the following:

                                                     2005          2004
                                                  ----------   ----------
Accrued compensation and other related expenses   $1,506,029   $1,356,481
Accrued warranties                                   635,669      650,861
Unearned revenues                                    431,989      301,457
Unearned revenues - service contracts                428,375      413,995
Unearned revenues/deposits - sales-type leases       165,316      168,780
Other liabilities and accrued expenses               796,325      411,238
                                                  ----------   ----------
                                                  $3,963,703   $3,302,812
                                                  ==========   ==========

NOTE 9. PRODUCT WARRANTY LIABILITIES

The changes in the Company's product warranty liability on December 31, 2005 and 2004 are as follows:

                                       2005        2004
                                    ---------   ---------
Liabilities, beginning of year      $ 650,861   $ 707,225
Expense for new warranties issued     485,932     341,766
Warranty claims                      (501,124)   (398,130)
                                    ---------   ---------
Liabilities, end of year            $ 635,669   $ 650,861
                                    =========   =========

NOTE 10. STOCK OPTION AND STOCK PURCHASE PLAN

In 1987, the Company established a stock option and stock appreciation rights plan (1987 Plan) qualified under Section 422 of the Internal Revenue Code of 1986. The 1987 Plan expired in accordance with its terms on December 31, 1997. Options granted to purchase 3,100 shares remain outstanding under the 1987 Plan at December 31, 2005.

During 1992, the Company's Board of Directors, and during 1993, the Company's stockholders, approved the O. I. Corporation 1993 Incentive Compensation Plan (1993 Plan). The 1993 Plan expired in accordance with its terms in December 2002. Options granted to purchase 157,522 shares remain outstanding under the 1993 plan at December 31, 2005.

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

Activity under the 1987 Plan, the 1993 Plan and the 2003 Plan for each of the three years in the period ended December 31 was as follows:

                                                                      WEIGHTED AVERAGE
                                           SHARES   PRICE PER SHARE    PRICE PER SHARE
                                          -------   ---------------   ----------------
Options outstanding, December 31, 2002    324,306    $ 2.50 - 6.52         $ 4.35
   Options granted                         18,500      4.00 - 4.15           4.09
   Options exercised                      (16,300)    3.125 - 6.52           4.64
   Options forfeited or cancelled         (37,500)    3.875 - 6.52           5.43
                                          -------
Options outstanding, December 31, 2003    289,006      2.50 - 6.52           4.41
   Options granted                         53,600      7.87 - 8.36           8.29
   Options exercised                      (56,201)     2.50 - 6.52           4.13
   Options forfeited or cancelled         (13,900)    3.125 - 8.36           4.91
                                          -------
Options outstanding, December 31, 2004    272,705      2.50 - 8.36         $ 5.20
   Options granted                          8,000         11.65             11.65
   Options exercised                      (44,217)     2.50 - 8.36           4.31
   Options forfeited or cancelled          (1,300)     3.50 - 8.36           4.62
                                          -------
Options outstanding, December 31, 2005    235,188    $2.90 - 11.65         $ 5.60

There were 187,888, 165,476, and 175,452, share options exercisable at December 31, 2005, 2004, and 2003, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2005:

                                                            Options
                         Options Outstanding              Exercisable
                  ----------------------------------   -----------------
                              Weighted      Weighted            Weighted
                               Average       Average             Average
   Ranges of               Remaining Life   Exercise            Exercise
Exercise Prices   Shares      in Years        Price    Shares     Price
---------------   ------   --------------   --------   ------   --------
$2.90 - $ 4.03    98,539         5.2          $3.85    82,339     $3.84
$4.12 - $ 6.52    77,383         4.3          $5.42    72,283     $5.51
$7.87 - $11.65    59,266         8.4          $8.74    33,267     $9.03

In 1989, the Company established an Employee Stock Purchase Plan, which the Board of Directors, in 1998, re-authorized to continue in its same format. Under the plan provisions, employees may purchase shares of the Company's common stock on a regular basis through payroll deductions. Any person who is a full-time employee of the Company is eligible to participate in the plan, with each participant's purchases limited to 10% of annual gross compensation. The Compensation Committee of the Board of Directors administers the plan. Shares of common stock are purchased in the open market or issued from shares held in treasury. The Company pays all commissions and contributes an additional 15% for the purchase of shares that are distributed to eligible participating employees. The Company's contribution to the plan was not significant in any of the years reported. The aggregate number of shares of common stock available for purchase under this plan is 200,000. As of December 31, 2005, 65,353 shares had been purchased under the plan.

NOTE 11. STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation, and other preferences are subject to determination by the Board of Directors. As of December 31, 2005, no preferred stock had been issued and none is outstanding.

The Company's Board of Directors has authorized the Company to repurchase shares of its common stock through open market purchases or privately negotiated transactions. Since 1995, the Company has repurchased an aggregate 1,755,978 shares related to these authorizations. The shares are held by the Company and accounted for using the cost method. The Company is authorized to purchase up to 19,022 additional shares as of December 31, 2005.

NOTE 12. INCOME TAXES

The Company's operations are only taxed under domestic jurisdictions.

The provision for income taxes is summarized as follows:

                                   Years Ended December 31
                               -------------------------------
                                  2005       2004       2003
                               ---------   --------   --------
Current provision:
   Federal                     $ 883,835   $335,194   $481,393
   State                         232,856    130,338    120,861
Deferred provision (benefit)    (377,290)    (9,986)   148,410
                               ---------   --------   --------
                               $ 739,401   $455,546   $750,664
                               =========   ========   ========

The provision for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:

                                             Years Ended December 31
                                             -----------------------
                                               2005   2004   2003
                                               ----   ----   ----
Tax at statutory rate                          34.0%  34.0%  34.0%
State income taxes, net of federal benefit      4.8    6.0    6.0
Future research and development credits        (5.6)  (7.7)  (5.5)
Past research and development credits          (7.3)    --     --
Dividends received deduction                   (1.9)  (2.8)  (2.8)
Disqualifying incentive stock option
dispositions                                     --   (2.5)    --
Extraterritorial Income Exclusion              (1.4)  (1.5)    --
Other, net                                      0.3   (5.0)  (0.2)
                                               ----   ----   ----
                                               22.9%  20.5%  31.5%
                                               ====   ====   ====

Deferred tax assets (liabilities) are comprised of the following at December 31, 2005 and 2004:

                                    2005        2004
                                 ----------   --------
Current:
   Warranty reserve              $  254,268   $293,765
   Bad debt allowance               115,840    102,772
   Inventory reserve                236,825     97,135
   Uniform capitalization           184,963    161,448
   Accrued vacation                  76,735     78,460
   Other                             35,769    (35,768)
                                 ----------   --------
      Total current              $  904,400   $697,812
                                 ==========   ========
Noncurrent:
   Depreciation                  $  348,343   $ 80,578
   Deferred compensation             47,447     47,447
   Intangibles                       29,856     91,265
   Other                            113,008     67,307
                                 ----------   --------
      Total noncurrent              538,654    286,597
Net tax asset before valuation
   allowance                      1,443,054    984,409
Valuation allowance                      --         --
                                 ----------   --------
Net deferred tax asset           $1,443,054   $984,409
                                 ==========   ========

NOTE 13. EMPLOYEE BENEFIT PLANS

The Company maintains a Retirement Savings Plan (the 401(k) Plan) for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company's contributions to the 401(k) Plan are discretionary. Employees vest immediately in their contributions and vest in the Company's contributions ratably over five years. The Company made contributions of $225,000, $176,000, and $125,000 to the 401(k) Plan for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company has an agreement with the former owner of Floyd Associates, Inc. to pay a royalty equal to 5% of the net revenue earned from certain microwave-based products up to a maximum amount of $1,182,500. The contingent liability arose as a result of the acquisition of Floyd in 1994. No minimum payments are required in the agreement. The Company recognized royalty expense related to this agreement of $19,231, $22,589, and $23,874 in 2005, 2004, and 2003,
respectively.

The Company leases approximately 20,000 sq. ft. of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring in November 2006. The Company also leases 500 sq. ft of office space in Edgewood, Maryland, which can be renewed annually. Rental expense recognized in 2005, 2004, and 2003, was $196,664, $195,535, and $191,904, respectively. Future minimum rental payments under these leases for each year of the next five successive years are $171,050, $-0-, $-0-, $-0-, and $-0-.

Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which any of its property is subject.

The Company and its wholly-owned subsidiary CMS Research Corp. ("CMS Research") have been sued by Aviv Amirav ("Amirav") in a Complaint filed in the United States District Court for the Southern District of New York on January 26, 2006 styled Amirav v. CMS Research Corp. and O.I. Corporation, Case No. 06-Civ-00659. The Complaint alleges (i) infringement and contributory infringement of United States patent no. 5,153,673, issued to Amirav, and (ii) breach of a license agreement between Amirav and CMS Research. Amirav's Complaint seeks (i) preliminary and permanent injunctive relief, (ii) actual damages in an unspecified amount, treble damages, and punitive damages, and (iii) attorneys' fees, interest, and other relief. The Company is currently preparing its answer to the complaint, and plans to vigorously oppose the plaintiff's. It is not possible at this stage of the case to determine what liability exposure, if any, is faced by the Company; however, an unfavorable outcome, including a determination that the Company is not entitled to the license and/or a determination that the Company's sales under the license are infringing transactions, would have a material adverse impact on the Company's results of operations.

The ultimate resolution of these matters could have a material, adverse effect on the Company's financial position and results of operations.

NOTE 15. SEGMENT DATA

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosure about products and sources, geographic areas and major customers. The Company aggregates its segments as one reportable segment based on the similar characteristics of their operations.

Revenues related to operations in the U.S. and foreign countries for the years ended December 31, 2005, 2004, and 2003, are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped. Long-lived assets related to continuing operations in the U.S. and foreign countries as of the years ended December 31, 2005, 2004, and 2003, are as follows:

                                                    Years Ended December 31
                                            ---------------------------------------
                                               2005          2004           2003
                                            -----------   -----------   -----------
Net revenues from unaffiliated customers:
   United States                            $21,321,535   $20,074,606   $18,441,929
   Foreign                                  $ 8,531,268   $ 8,405,008   $ 6,764,120

Long-lived assets at end of year:
   United States                            $ 3,229,386   $ 3,404,240   $ 3,434,333

One customer accounted for approximately 16% of revenues in 2005 and 11% of revenues in 2004. No single customer accounted for more than 10% of revenues in 2003. Sales to federal, state, and municipal governments accounted for 25% of total revenues in 2005, 24% of total revenues in 2004, and 20% of total revenues in 2003.

Sales to the Asia-Pacific region were approximately 13% of net revenues for 2005, 16% of net revenues for 2004 and 13% of net revenues for 2003; and sales to the European-African region were approximately 12% of net revenues for 2005 and 10% of net revenues for 2004.

NOTE 16. QUARTERLY INFORMATION (UNAUDITED)

Quarterly financial information for 2005 and 2004 is summarized as follows:

($ in thousands, except per share amounts)    First   Second    Third   Fourth
                   2005                        Qtr.     Qtr.     Qtr.    Qtr.
------------------------------------------   ------   ------   ------   ------
Net revenues                                 $7,700   $7,024   $7,239   $7,889
Gross profit                                  4,055    3,559    3,550    4,014
Net income                                      620      442      463      961
Basic earnings per share                       0.22     0.16     0.16     0.34
Diluted earnings per share                     0.21     0.15     0.16     0.33

($ in thousands, except per share amounts)    First   Second    Third   Fourth
                   2004                       Qtr.     Qtr.      Qtr.    Qtr.
------------------------------------------   ------   ------   ------   ------
Net revenues                                 $6,394   $7,329   $7,756   $7,001
Gross profit                                  3,336    3,629    4,017    3,486
Net income                                      426      515      351      470
Basic earnings per share                       0.15     0.19     0.13     0.16
Diluted earnings per share                     0.15     0.18     0.12     0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with our independent registered public accountants.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning officers, directors and nominees for director of the Company is presented in the sections entitled "Nominees for Board of Directors" and "Executive Officers of the Registrant" of the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on May 8, 2006, which sections are incorporated in this annual report on Form 10-K by reference. The information concerning compliance with 16(a) of the Securities Exchange Act of 1934, as amended, is presented in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the 2006 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning our audit committee and our audit committee financial expert is set forth in the section entitled "The Board of Directors and its Committees," in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning our Code of Ethics is set forth in the section entitled "Code of Ethics" in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth in the section entitled "Executive Compensation" in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part II of Item 5 of this Form 10-K and is incorporated in Item 12 of this annual report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information for this item is set forth in the section entitled, "Certain Transactions, Employment Contracts, Termination of Employment and
Change-in-Control Arrangements" in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information for this item is set forth in the section entitled "Principal Accounting Fees and Services" in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements of O. I. Corporation and its subsidiary that are included in Part II, Item 8:

                                                                            Page
                                                                            ----
     Report of Independent Registered Public Accounting Firm............      27

     Consolidated Balance Sheets at December 31, 2005 and 2004 .........      28

     Consolidated Statements of Income for the years ended December 31,
        2005, 2004, and 2003............................................      29

     Consolidated Statements of Cash Flows for the years ended
        December 31, 2005, 2004, and 2003...............................      30

     Consolidated Statements of Stockholders' Equity for the years
        ended December 31, 2005, 2004, and 2003.........................      31

     Notes to Consolidated Financial Statements.........................   32-44

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

     *10.9 Form of Nonqualified Stock Option Agreement between O.I. Corporation and its Directors. (filed as exhibit 10.9 to the Company's Annual Report on form 10-K for the year-ended December 31, 2004 and incorporated herein by reference).

     *10.10 Form of Nonqualified Stock Option Agreement between O.I. Corporation and its Employees. (filed as exhibit 10.10 to the Company's Annual Report on form 10-K for the year-ended December 31, 2004 and incorporated herein by reference).

     *10.11 Form of Qualified Stock Option Agreement between O.I. Corporation and it Employees. (filed as exhibit 10.11 to the Company's Annual Report on form 10-K for the year-ended
              December 31, 2004 and incorporated herein by reference).

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

      99.1 The O. I. Corporation definitive Proxy Statement, dated April 18, 2005, is incorporated by reference as an Exhibit hereto for the information required by the Securities and Exchange Commission, and, except for those portions of such definitive proxy statement specifically incorporated by reference elsewhere herein, such definitive proxy statement is deemed not to be filed as a part of this report.

*    Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        O. I. CORPORATION


                                        /s/ William W. Botts
                                        ----------------------------------------
Date: March 23, 2006                    By: William W. Botts
                                            President and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                             Title                        Date
           ---------                             -----                        ----


/s/ William W. Botts             President, Chief Executive Officer,     March 23, 2006
------------------------------   Director
William W. Botts                 (Principal Executive Officer)


/s/ Juan M. Diaz                 Vice President- Corporate Controller,   March 23, 2006
------------------------------   (Principal Financial Officer and
Juan M. Diaz                     Principal Accounting Officer)


/s/ Jack S. Anderson             Director                                March 23, 2006
------------------------------
Jack S. Anderson


/s/ Richard W. K. Chapman        Director                                March 23, 2006
------------------------------
Richard W. K. Chapman


/s/ Edwin B. King                Director                                March 23, 2006
------------------------------
Edwin B. King


/s/ Craig R. Whited              Director                                March 23, 2006
------------------------------
Craig R. Whited

                                  EXHIBIT INDEX


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