Form 10-Q
period 2006-03-31
OI CORP
filed 2006-05-05
CIK 73773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2006

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

The number of shares outstanding of the common stock as of May 1, 2006 was 2,876,756.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par value)

                                                          March 31,    December 31,
                                                             2006          2005
                                                         -----------   -------------
                                                         (unaudited)
                        ASSETS

Current assets:
   Cash and cash equivalents                               $ 2,854       $ 1,727
   Accounts receivable-trade, net of allowance for
      doubtful accounts of $335 and $326, respectively       6,273         6,324
   Investment in sales-type leases-current portion             292           307
   Investments, at market                                    9,263         9,841
   Inventories                                               5,006         4,617
   Current deferred income tax assets                          920           904
   Other current assets                                        195           179
                                                           -------       -------
      Total current assets                                  24,803        23,899

Property, plant and equipment, net                           3,183         3,229
Investment in sales-type leases, net of current                246           190
Long-term deferred income tax assets                           587           539
Intangible assets, net                                         304           276
Other assets                                                    31            26
                                                           -------       -------
      Total assets                                         $29,154       $28,159
                                                           =======       =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                 $ 1,757       $ 1,428
   Accrued liabilities                                       4,035         3,963
                                                           -------       -------
      Total current liabilities                              5,792         5,391

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,000 shares
      authorized, no shares issued and outstanding
   Common stock, $0.10 par value, 10,000 shares
      authorized 4,103 shares issued and outstanding           410           410
   Additional paid-in capital                                4,402         4,374
   Treasury stock, 1,233 and 1,250 shares,
      respectively, at cost                                 (5,379)       (5,456)
   Retained earnings                                        23,980        23,502
   Accumulated other comprehensive loss, net                   (51)          (62)
                                                           -------       -------
      Total stockholders' equity                            23,362        22,768
                                                           -------       -------
      Total liabilities and stockholders' equity           $29,154       $28,159
                                                           =======       =======

       See notes to unaudited condensed consolidated financial statements.

                                O.I. CORPORATION
                   Condensed Consolidated Statements of Income
                            and Comprehensive Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months
                                                 Ended March 31,
                                                 ---------------
                                                  2006     2005
                                                 ------   ------
Net revenues:
   Products                                      $6,476   $7,002
   Services                                       1,333      698
                                                 ------   ------
                                                  7,809    7,700

Cost of revenues:
   Products                                       3,184    3,292
   Services                                         662      353
                                                 ------   ------
                                                  3,846    3,645
Gross profit                                      3,963    4,055
Selling, general and administrative expenses      2,455    2,313
Research and development expenses                   742      938
                                                 ------   ------
Operating income                                    766      804
Other income, net                                   122      111
                                                 ------   ------
Income before income taxes                          888      915
Provision for income taxes                          266      295
                                                 ------   ------
Net income                                       $  622   $  620
                                                 ======   ======

Other comprehensive income/(loss), net of tax:
   Unrealized gains/(losses) on investments          12      (64)
                                                 ------   ------
Comprehensive income                             $  634   $  556
                                                 ======   ======

Earnings per share:
      Basic                                      $ 0.22   $ 0.22
      Diluted                                    $ 0.21   $ 0.21

Shares used in computing earnings per share:
      Basic                                       2,859    2,817
      Diluted                                     2,940    2,904

       See notes to unaudited condensed consolidated financial statements.

                                O.I. CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                           Three Months
                                                         Ended March 31,
                                                        -----------------
                                                          2006      2005
                                                        -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $   622   $   620
   Depreciation & amortization                              144       145
   Deferred income taxes                                    (70)      (10)
   Change in working capital                               (132)     (278)
                                                        -------   -------
      Net cash flows provided by operating activities   $   564   $   477

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                               (2,433)   (2,051)
   Maturity of investments                                3,034     1,368
   Purchase of property, plant & equipment                 (142)     (115)
                                                        -------   -------
      Net cash flows provided by (used in) investing
         activities                                     $   459   $  (798)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock pursuant to
      exercise of employee stock options and employee
      stock purchase plan                                   104        78
                                                        -------   -------
      Net cash flows provided by financing activities   $   104   $    78

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      1,127      (243)
Cash and cash equivalents, at beginning of quarter        1,727     1,541
                                                        -------   -------
Cash and cash equivalents, at end of quarter            $ 2,854   $ 1,298
                                                        =======   =======

       See notes to unaudited condensed consolidated financial statements.

                                O.I. CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

O.I. Corporation (the "Company", "we" or "our"), an Oklahoma corporation, was organized in 1963. The Company designs, manufactures, markets, and services analytical, monitoring and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds.

The accompanying unaudited condensed consolidated financial statements have been prepared by O.I. Corporation and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All adjustments and provisions included in these statements are of a normal recurring nature. All intercompany transactions and balances have been eliminated in the financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

2.   INVENTORIES.

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

                  Mar. 31, 2006    Dec. 31, 2005
                  --------------   --------------
Raw materials         $3,901           $3,297
Work-in-process          376              651
Finished goods           729              669
                      ------           ------
                      $5,006           $4,617
                      ======           ======

3.   COMPREHENSIVE INCOME/(LOSS).

Other comprehensive income/(loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity. The Company's components of comprehensive income/(loss) are net income and unrealized gains and losses on available-for-sale investments.

4.   EARNINGS PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. Incremental shares from assumed exercise of dilutive options for the three months ended March 31, 2006 of 81,000 were added to the weighted average shares used to calculate diluted EPS. Incremental shares from assumed exercise of dilutive options for the same period of the prior year of 87,000 were added to the weighted average shares used to calculate diluted EPS. There were no adjustments made to net income as reported to calculate basic or diluted earnings per share. There were no anti-dilutive shares for the three months ended March 31, 2006 or for the same period of the prior year.

5.   STOCK-BASED COMPENSATION.

On January 1, 2006, we adopted the provisions of Statement 123 (revised 2004) (Statement 123(R)), Share-Based Payment, which revises Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. Statement 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of Statement 123(R), we accounted for stock-based compensation awards using the intrinsic value method of Opinion 25. Accordingly, we did not recognize compensation expense in our statements of income for options we granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by Statement 123, we also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of Statement 123 had been applied.

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods.

Under this transition method, we will apply the provisions of Statement 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost we record for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by Statement 123.

Our pre-tax compensation cost for stock-based employee compensation was $17,000 ($10,000 after tax effects) for the first three months of fiscal 2006. As a result of the adoption of Statement 123(R), our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

                                 Three Months
                                     Ended
                                March 31, 2006
                             --------------------
                             (in 000s, except per
                                share amounts)
Income before income taxes            $17
Net income                            $10
Basic earnings per share               --
Diluted earnings per share             --

Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2006, the excess tax benefits was $8,000.

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the three-month period ended March 31, 2005:

                                                                         Three Months
                                                                             Ended
                                                                        March 31, 2005
                                                                     --------------------
                                                                     (in 000s, except per
                                                                        share amounts)
Net income:
   Net income, as reported                                                   $ 620
   Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related
      tax effects                                                               15
                                                                             -----
   Pro forma net income                                                      $ 605
Basic earnings per common share:
   As reported                                                               $0.22
   Pro forma                                                                 $0.21
Diluted earnings per common share:
   As reported                                                               $0.21
   Pro forma                                                                 $0.21

No options were granted during the three months ended March 31, 2006 and 2005.

STOCK OPTION PLANS

We have three stock option plans, two of which have expired and one with shares available for grant at March 31, 2006 as follows:

                                                               Plan
                                                        -----------------
                                                          2003 Incentive
                                                        Compensation Plan
Minimum exercise price as a percentage of fair market
   value at date of grant                                      100%
Plan termination date                                   December 31, 2012
Shares available for grant at March 31, 2006                 272,000

Option grants under all three plans have a contractual life of ten years, except grants to non-employee directors which have a contractual life of three years. Option grants vest equally on each anniversary of the grant date, commencing with the first anniversary, except grants to non-employee directors which vest 100% after six months. We recognize compensation costs for these awards on a straight-line basis over the service period.

The following is a summary of the changes in outstanding options for the three months ended March 31, 2006:

                                                             Weighted
                                                Weighted     Average
                                                 Average    Remaining     Aggregate
                                       Shares   Exercise   Contractual    Intrinsic
                                        (000)     Price        Life      Value (000)
                                       ------   --------   -----------   -----------
Outstanding at beginning of period      235       $5.60     4.3 years
Granted                                  --          --            --
Exercised                               (17)      $4.94            --
Forfeited                                (1)         --            --
Expired                                 (--)         --            --
                                        ---
Outstanding at end of period            217       $5.65     5.5 years       $1,843
Vested or expected to vest at end of
   period                                19       $6.92     7.2 years       $  136
Exercisable at end of period            189       $5.60     5.3 years       $1,611

No options were granted during the first three months of fiscal 2006 and 2005. The total intrinsic value of share options exercised during the first three months of fiscal 2006 and 2005 was $152,000 and $115,000, respectively.

OTHER INFORMATION

As of March 31, 2006, we have $97,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a weighted-average period of 7.2 years.

We received cash from options exercised during the first three months of fiscal years 2006 and 2005 of $82,000 and $73,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The Company's practice has been to issue shares for option exercises out of treasury stock. We believe that we have sufficient shares in our treasury to satisfy any exercises in 2006, therefore we do not expect to repurchase any shares in 2006.

6.   INTANGIBLE ASSETS, NET.

Intangible assets, net, consisted of patents, rights to licenses and trademarks relating to technology used in the Company's products and licensed patents covering technology anticipated to be used in potential future products. Intangible assets, net, as of March 31, 2006 and December 31, 2005 were approximately $304,000 and $276,000, net of accumulated amortization of $171,000 and $166,000, respectively. Total amortization expense on intangible assets for the three months ended March 31, 2006 and 2005 was approximately $5,000 and $4,000 respectively. The estimated aggregate amortization expense for the remaining nine months of 2006 is $12,000, and approximately $15,000, $15,000, $15,000 and $14,000 for each of the four succeeding fiscal years 2007 to 2010, respectively.

7.   PRODUCT WARRANTY LIABILITIES.

The changes in the Company's product warranty liability for the three months ended March 31, 2006 were as follows (in thousands):

Liabilities, beginning of year      $ 636
Expense for new warranties issued     167
Warranty claims                      (167)
                                    -----
Liabilities, March 31, 2006         $ 636
                                    =====

8.   COMMITMENTS AND CONTINGENCIES

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

9.   RECENT PRONOUNCEMENTS.

The Company adopted SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43", which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

The Company adopted SFAS No. 154, "Accounting Changes and Error Corrections". This new standard replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement."

On June 8, 2005, the FASB issued a FASB Staff Position (FSP) interpreting FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Specifically, the FASB issued FSP SFAS 143-1, "Accounting for Electronic Equipment Waste Obligations." This standard addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union. The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste (i.e., waste associated with products placed on the market on or before August 13,
2005). The guidance in the FSP is required to be applied the later of (1) the first reporting period ending after June 8, 2005, or (2) the date of the adoption of the law by the applicable EU-member country. As of March 31, 2006, many EU-member countries had not yet adopted the Directive and the Company is still evaluating the impact, if any, of FSP FAS 143-1 on its financial position, cash flow, or results of operations.

The Company adopted FASB Staff Position (FSP) SFAS 115-1 and SFAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends Statement 115, Accounting for Certain Investments in Debt and Equity Securities, and is effective for reporting periods beginning after December 15, 2005. The Company was already accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP did not have a material impact on the Company's results of operations or financial position.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends FASB Statement No. 133 and FASB Statement 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FASB Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not intend to issue or acquire the hybrid instruments included in the scope of SFAS 155 and does not expect the adoption of SFAS 155 to affect future reporting or disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, concerning, among other things, (i) possible or assumed future results of operations, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) prospects for the Company's business or products; (iii) other matters that are not historical facts. These forward-looking statements are identified by their use of terms and phrases such as "believes," "expects," "anticipates," "intends," "estimates", "plans" and similar terms and phrases.

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

Factors that could cause actual results to differ materially include, but are not limited to,

- The Company could incur substantial costs in protecting and defending its intellectual property, and loss of patent or license rights could have a material adverse effect on the Company's business.

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

- The Company's results of operations are dependent on its relationship with Agilent Technologies, Inc. "Agilent".

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

- The information systems the Company utilizes could fail or lose compatibility or vendors could stop supporting them.

- Some of our products may be subject to product liability claims that could be costly to resolve and affect our results of operations.

- Enacted changes in the securities laws and regulations have and are likely to continue to increase our costs.

- Our sales in international markets are subject to a variety of laws and political and economic risks that may adversely impact our sales and results of operations in certain regions.

-    We must recruit and retain key employees in order to be successful.

- If we do not introduce successful new products and services in a timely manner, our products and services will become obsolete, and our operating results will suffer.

- We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenue associated with these customers.

The cautionary statements contained or referred to herein should be considered in connection with any written or oral forward-looking statements that may be issued by the Company or persons acting on the Company's behalf. The Company does not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. When considering forward-looking statements, you should also keep in mind the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto.

RECENT DEVELOPMENTS

On January 31, 2006, the Company entered into a Letter Contract with Wyle Laboratories, Inc. Life Sciences, Systems and Services ("Wyle"). Under the Letter Contract, the Company will assist Wyle in the planning, acquisition of materials, development of software and hardware, systems engineering, and fabrication of components that Wyle will use to deliver a Total Organic Carbon Analyzer ("TOCA") for use on the International Space Station. The initial value of this contract is up to $722,566 with a potential value of $1.8 million. The Company's work on the project began immediately and is being conducted in the Company's facilities in College Station, Texas, with completion anticipated no later than the end of the third quarter of 2006. We believe the research, development, and engineering work required and funded under this agreement will provide insights into technology and components which could further enhance the performance of our existing products and become the basis of potential new products. The project was of interest to us because it provided funding to the Company that will offset expenses to perform work which we believe will result in technology that will be useful in our commercial products.

OPERATING RESULTS

Total net revenues for the three months ended March 31, 2006 increased $109,000 or 1.4% to $7,809,000 compared to $7,700,000 for the same period of the prior year. Total revenue increased due to an increase in service revenue which more than offset a decline in product revenue. Service revenue increased 91% due to billings in the amount of approximately $408,000 under the Letter Contract with Wyle.

Product revenues decreased $526,000, or 7.5% to $6,476,000 compared to $7,002,000 for the same period of the prior year. Product revenue decreased due to lower shipments of Minicams products, which more than offset increased sales of other GC products, TOC Analyzers, and Automated Chemistry Analyzers.

Product revenue was influenced by market conditions, which varied broadly on a worldwide basis. The Company's products serve markets domestically that are mature, including the environmental testing market, which in the past few years has been in a gradual consolidation. In most domestic market segments the Company experiences increasing competitive pressures, including lower prices, demand for product delivery upon order placement, and pressure to provide extended warranty and other after-sales services as bundled pricing packages at discounts. The Company's strategy to overcome these market pressures has been and continues to be to develop new technology which differentiates the Company's products by offering customers greater productivity in their business operations and expanding the range of analyses performed by the products. The Company's newer products have allowed it to grow its position in certain market segments.

International product revenues increased, driven by continued demand from emerging markets such as China, improved performance of existing distributors, and the replacement of non-performing distributors with new distributors. Sales in Europe and Latin America increased while sales were lower in the parts of Asia outside China compared to the prior period.

Demand for the Company's products was unpredictable. Delays in customer orders have resulted in a lower backlog for the beginning of the second quarter. These delays, combined with increased competitive pressures and our commitment to a previously announced R&D strategy, could increase the likelihood that our operating income will be negatively impacted in the future. We could incur an operating loss in future quarters.

Gross profit for the three months ended March 31, 2006 decreased to $3,963,000 or 51% of revenues, compared to $4,055,000, or 53% of revenues, for the same period of the prior year. The decrease in gross profit was primarily due to changes in our product mix as a result of lower sales of the Minicams product, increased warranty expenses and costs incurred in resolving technical issues with newly released products.

Selling, general, and administrative ("SG&A") expenses for the three months ended March 31, 2006 increased to $2,455,000 or 31% of revenues, compared to $2,313,000, or 30% of revenues, for the same period of the prior year. SG&A expenses for the three months ended March 31, 2006 increased compared to the same period of the prior year due to wages and related expenses, legal costs due to the continued increasing need for the Company to seek the advice of legal counsel related to securities law compliance matters and costs incurred in connection with a patent infringement claim filed against the Company in January 2006, and higher accounting and insurance costs.

Research and development ("R&D") expenses for the three months ended March 31, 2006 decreased $196,000 to $742,000, or 10% of sales, compared to $938,000, or
12% of sales, for the same period of the prior year. R&D expenses expressed as a percentage of revenues, decreased to 10% compared to 12% for the same period of the prior year. The decrease in R&D expenses for the three months ended March 31, 2006 was primarily due to certain R&D personnel resources being assigned to work on the Letter Contract with Wyle; consequently, their expenses were classified as service cost of sales. Upon completion of the Wyle Letter Contract, we anticipate our R&D expenditures to be consistent with or higher than the rate of spending in 2005.

Operating income for the three months ended March 31, 2006 decreased $38,000, or 5% to $766,000, compared to $804,000 for the same period of the prior year. The decrease in operating income for the three months ended March 31, 2006 is primarily due to the decrease in gross profit and increase in SG&A expenditures, partially offset by a decrease in R&D expenditures relating to certain R&D expenses being treated as cost of sales under the Wyle Letter Contract.

Other income, net, which is comprised of interest and dividend income from investments, interest income from customer leases and gain/loss from dispositions of Company property, increased to $122,000 for the three months ended March 31, 2006, compared to $111,000 for the same period of the prior year primarily due to increased interest income from investments as a result of higher interest rates.

Income before income taxes decreased $27,000 or 3% to $888,000 compared to $915,000 for the same period of the prior year primarily due to decreased operating income partially offset by an increase in other income.

Provision for income taxes decreased $29,000 for the three months ended March 31, 2006 to a provision of $266,000 compared to $295,000 for the same period of the prior year. The effective tax rate was 30% for the quarter ended March 31, 2006 compared to 32% for the same period of the prior year.

Net income for the quarter ended March 31, 2006 increased $2,000 or less than 1% to $622,000 compared to $620,000 for the same period of the prior year, despite higher revenues primarily due to an increase in costs of sales and SG&A expenses. Basic and diluted earnings per share for the quarter ended March 31, 2006 were $0.22 and $0.21 per share, respectively, computed based on basic and diluted weighted average shares outstanding of 2,859,000 and 2,940,000, respectively, compared to basic and diluted earnings per share of $0.22 and $0.21 per share, respectively, for the same period of the prior year computed based on basic and diluted weighted average shares outstanding of 2,817,000 and 2,904,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,854,000 as of March 31, 2006, compared to $1,727,000 as of December 31, 2005. Working capital as of March 31, 2006 increased to $19,011,000, compared to $18,508,000 as of December 31, 2005 primarily due to increases in cash and equivalents, and inventory. Working capital, as a percentage of total assets, was 65% as of March 31, 2006 and 66% at December 31, 2005. The current ratio was 4.3 at March 31, 2006 and 4.4 at December 31, 2005. Total liabilities-to-equity ratio was 25% as of March 31, 2006, compared to 24% as of December 31, 2005.

Net cash flow provided by operating activities for the quarter ended March 31, 2006 was $564,000, compared to $477,000 for the same period of the prior year. The increase in cash flow from operating activities in the three months ended March 31, 2006 was primarily due to changes to working capital resulting from net income and an increase in accounts payable.

Net cash flow provided by (used in) investing activities was $459,000 for the three months ended March 31, 2006, compared to $(798,000) for the same period of the prior year. The increase in cash provided by investing activities was primarily due to an increase in the maturity of investments partially offset by an increase in the purchase of investments. Net cash flow provided by financing activities for the three months ended March 31, 2006 was $104,000 compared to $78,000 for the same period of the prior year. The increase in cash provided by financing activities was primarily due to an increase in cash received in connection with the issuance of stock to employees pursuant to the exercise of stock option awards.

We have historically been able to fund working capital and capital expenditures from operations, and expect to be able to finance our 2006 working capital requirements from cash on hand and funds generated from operations.

The Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share payable on April 21, 2006 to shareholders of record at the close of business on April 7, 2006. The quarterly dividend was declared in connection with the Board of Directors' decision to establish an annual cash dividend of $0.20 per share, payable $0.05 per quarter. The payment of future cash dividends under the policy are subject to the continuing determination by the Board of Directors that the policy remains in the best interests of the Company's shareholders and complies with the law and any agreements the Company may enter into applicable to the declaration and payment of cash dividends.

The Company conducts some operations in leased facilities in Birmingham, Alabama under an operating lease expiring on November 30, 2006. Future minimum rental payments under the lease in Birmingham are $124,000 for 2006. This lease agreement allows the Company to renew the lease for one year prior to each expiration. The Company plans to exercise this clause before the lease expires.

From time to time, the Company has disputes that arise in the ordinary course of its business. The Company and its wholly-owned subsidiary CMS Research Corp. ("CMS Research") have been sued by Aviv Amirav ("Amirav") in a Complaint filed in the United States District Court for the Southern District of New York on January 26, 2006 styled Amirav v. CMS Research Corp. and O.I. Corporation, Case No. 06-Civ-00659. The Complaint alleges (i) infringement and contributory infringement of United States patent no. 5,153,673, issued to Amirav, and (ii) breach of a license agreement between Amirav and CMS Research. Amirav's Complaint seeks (i) preliminary and permanent injunctive relief, (ii) actual damages in an unspecified amount, treble damages, and punitive damages, and
(iii) attorneys' fees, interest, and other relief. The Company is currently preparing its answer to the complaint, and plans to vigorously oppose the plaintiff's claims. It is not possible at this stage of the case to determine what liability exposure, if any, is faced by the Company; however, an unfavorable outcome, including a determination that the Company is not entitled to the license and/or a determination that the Company's sales under the license are infringing transactions, would have a material adverse impact on the Company's results of operations.

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

The Company had changes in required reserves in recent periods due to discontinuation of certain product lines and obsolescence related to new product introductions, as well as declining market conditions. As a result, the Company incurred net inventory charges of approximately $18,000 for the first quarter of 2006 and $16,000 for the first quarter of 2005.

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

The fair value of the Company's investments in debt and equity securities at March 31, 2006 and December 31, 2005 was $9,263,000 and $9,841,000,
respectively. Year-to-date unrealized losses in the fair value of some of those investments are primarily due to recent increases in interest rates. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. There were realized losses on sales of such investments of $13,000 during the first quarter of 2006.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive and principal financial officer have concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

          99.1 Letter Contract between Wyle Laboratories and O I Corporation dated January 31, 2006.

     (b)  Reports on Form 8-K

               Form 8-K dated February 3, 2006, regarding entry into a Material Definitive Agreement relating to a letter contract with Wyle Laboratories, Inc. Life Sciences, Systems and Services.

               Form 8-K dated March 8, 2006, regarding entry into a Material Definitive Agreement relating to base salary increases and fiscal 2005 performance related bonuses for O.I. Corporation's named executive officers.

               Form 8-K dated March 8, 2006, regarding the Departure of Directors or Principal Officers; Election of Directors; and Appointment of Principal Officers.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        O. I. CORPORATION
                                        (Registrant)


Date: May 5, 2006                       BY: /s/ William W. Botts
                                            ------------------------------------
                                            William W. Botts
                                            President, Chief Executive Officer
                                            (Principal Executive Officer)


Date: May 5, 2006                       BY: /s/ Juan M. Diaz
                                            ------------------------------------
                                            Juan M. Diaz
                                            Vice President- Corporate Controller
                                            (Principal Accounting Officer)

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

99.1      Letter Contract between Wyle Laboratories and O I Corporation dated
          January 31, 2006.