Form 10-Q
period 2006-06-30
OI CORP
filed 2006-08-09
CIK 73773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2006

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

As of June 30, 2006, there were 2,885,715 shares of the issuer's common stock, $.10 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                O.I. CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par value)

                                                                            JUNE 30,    DEC. 31,
                                                                              2006        2005
                                                                          -----------   --------
                                                                          (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                $ 2,473     $ 1,727
   Accounts receivable-trade, net of allowance for doubtful accounts of
      $312 and $326, respectively                                             5,555       6,324
   Investment in sales-type leases, current portion                             195         307
   Investments, at market                                                     9,493       9,841
   Inventories, net                                                           5,334       4,617
   Current deferred income tax assets                                           901         904
   Other current assets                                                         305         179
                                                                            -------     -------
      Total current assets                                                   24,256      23,899
Property, plant, and equipment, net                                           3,325       3,229
Investment in sales-type leases, net of current                                 246         190
Long-term deferred income tax assets                                            663         539
Intangible assets, net                                                          309         276
Other assets                                                                     32          26
                                                                            -------     -------
      Total assets                                                          $28,831     $28,159
                                                                            =======     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                                  $ 1,467     $ 1,428
   Accrued liabilities                                                        4,029       3,963
      Total current liabilities                                               5,496       5,391
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.10 par value, 3,000 shares authorized, no shares issued and outstanding
   Common stock, $0.10 par value, 10,000 shares authorized,
      4,103 shares issued, 2,885 and 2,853 outstanding, respectively            410         410
   Additional paid-in capital                                                 4,458       4,374
   Treasury stock, 1,218 and 1,250 shares, respectively, at cost             (5,424)     (5,456)
   Retained earnings                                                         24,033      23,502
   Accumulated other comprehensive (loss), net                                 (142)        (62)
                                                                            -------     -------
      Total stockholders' equity                                             23,335      22,768
                                                                            -------     -------
      Total liabilities and stockholders' equity                            $28,831     $28,159
                                                                            =======     =======

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                   Condensed Consolidated Statements of Income
                            and Comprehensive Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      THREE MONTHS        SIX MONTHS
                                                     ENDED JUNE 30      ENDED JUNE 30
                                                    ---------------   -----------------
                                                     2006     2005      2006      2005
                                                    ------   ------   -------   -------
Net revenues:
   Products                                         $5,295   $6,012   $11,771   $13,013
   Services                                          1,320    1,012     2,653     1,711
                                                    ------   ------   -------   -------
                                                     6,615    7,024    14,424    14,724
Cost of revenues:
   Products                                          2,760    3,079     5,944     6,371
   Services                                            696      386     1,358       739
                                                    ------   ------   -------   -------
                                                     3,456    3,465     7,302     7,110

Gross Profit                                         3,159    3,559     7,122     7,614

Selling, general & administrative Expenses           2,270    2,121     4,725     4,435
Research and development expenses                      686      967     1,428     1,905
                                                    ------   ------   -------   -------
Operating income                                       203      471       969     1,274
Other income, net                                      171      125       294       238
                                                    ------   ------   -------   -------
Income before income taxes                             374      596     1,263     1,512
Provision for income taxes                             176      154       443       449
                                                    ------   ------   -------   -------
Net income                                          $  198   $  442   $   820   $ 1,063
                                                    ======   ======   =======   =======
Other comprehensive (loss)/income, net of tax:
   Unrealized (losses)/gains on Investments            (92)       9       (80)      (54)
                                                    ------   ------   -------   -------
Comprehensive income                                $  106   $  451   $   740   $ 1,009
                                                    ======   ======   =======   =======
Earnings per share:
   Basic                                            $ 0.07   $ 0.16   $  0.29   $  0.38
   Diluted                                          $ 0.07   $ 0.15   $  0.28   $  0.37
Shares used in computing earnings per share:
   Basic                                             2,846    2,837     2,853     2,812
   Diluted                                           2,923    2,898     2,934     2,888

Cash dividends declared per share of common stock   $ 0.05       --   $  0.05        --

       See notes to unaudited condensed consolidated financial statements

                                O. I. CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                 Common Stock                                   Accum Other        Total
                                               ---------------           Treasury   Retained   Comprehensive   Stockholders'
                                               Shares   Amount    APIC     Stock    Earnings       Income          Equity
                                               ------   ------   -----   --------   --------   -------------   -------------
Balance at Dec 31, 2005                         4,103     410    4,374    (5,456)    23,502         (62)           22,768
Purchase of treasury stock                                                   (67)                                     (67)
Employee stock option exercise                                       4        95                                       99
Employee stock purchase plan                                         8         4                                       12
FAS 123R expense                                                    45                                                 45
Dividends Declared                                                                     (289)                         (289)
Permanent Tax Difference                                            27                                                 27
Comprehensive income (loss):
   Unrealized gain (loss) on investments,
      net of deferred tax benefit of $41,609                                                        (80)              (80)
   Net income                                                                           820                           820
                                                -----     ---    -----    ------     ------        ----            ------
Balance at June 30, 2006                        4,103     410    4,458    (5,424)    24,033        (142)           23,335
                                                =====     ===    =====    ======     ======        ====            ======

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                     SIX MONTHS
                                                                   ENDED JUNE 30,
                                                                 -----------------
                                                                   2006      2005
                                                                 -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $   820   $ 1,063
   Depreciation & amortization                                       289       285
   Deferred income taxes                                             (81)      (96)
   Change in working capital                                        (191)     (547)
                                                                 -------   -------
      Net cash flows provided by operating activities                837       705
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                        (5,190)   (2,643)
   Maturity of investments                                         5,447     2,170
   Purchase of property, plant & equipment                          (398)     (202)
   Proceeds from sales of assets                                      10        --
   Change in other assets                                            (48)      (56)
                                                                 -------   -------
      Net cash flows (used in) investing activities                 (179)     (731)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock pursuant to
      exercise of employee stock options and employee stock
      purchase plan                                                  139       147
   Excess tax benefits from stock-based compensation                  16        --
   Purchase of Treasury Stock                                        (67)       --
                                                                 -------   -------
      Net cash flows provided by financing activities                 88       147
NET INCREASE IN CASH AND CASH EQUIVALENTS                            746       121
Cash and cash equivalents, at beginning of period                  1,727     1,541
                                                                 -------   -------
Cash and cash equivalents, at end of period                      $ 2,473   $ 1,662
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

2.   INVENTORIES, NET.

Inventories, net, which include material, labor, and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

                  June 30, 2006   Dec. 31, 2005
                  -------------   -------------
Raw materials         $4,825          $4,203
Work-in-process          695             651
Finished goods           708             669
Reserves                (894)           (906)
                      ------          ------
                      $5,334          $4,617
                      ======          ======

3.   COMPREHENSIVE INCOME.

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity. The Company's components of comprehensive income are net income and unrealized gains and losses on available-for-sale investments.

4.   EARNINGS PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. Incremental shares from assumed exercise of dilutive options for the three and six months ended June 30, 2006 of 77,000 and 81,000 respectively, were added to the weighted average shares used to calculate diluted earnings per share. Incremental shares from assumed exercise of dilutive options for the same period of the prior year of 61,000 and 76,000, respectively, were added to the weighted average shares used to calculate diluted earnings per share. There were no adjustments made to net income as reported to calculate basic or diluted earnings per share. For the three and six months ended June 30, 2006 and 2005 there were no anti-dilutive shares.

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

Our pre-tax compensation cost for stock-based compensation was $28,000 and $45,000($17,000 and $27,000 after tax effects) for the three and six months ended June 30, 2006. As a result of the adoption of Statement 123(R), our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

                             Three Months Ended    Six Months Ended
                                June 30, 2006        June 30, 2006
                             ------------------   ------------------
                              (in 000s, except     (in 000s, except
                             per share amounts)   per share amounts)
Income before income taxes          $  28          $  45
Net income                          $  17          $  27
Basic earnings per share            $0.01          $0.01
Diluted earnings per share          $0.01          $0.01

Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three and six months ended June 30, the excess tax benefit was $8,000 and $16,000.

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the three and six months ended June 30, 2005:

                                                                              Three Months          Six Months
                                                                                  Ended                Ended
                                                                                June 30,             June 30,
                                                                                  2005                 2005
                                                                           ------------------   ------------------
                                                                            (in 000s, except     (in 000s, except
                                                                           per share amounts)   per share amounts)
Net income:
   Net income, as reported                                                        $ 442          $   1,063
   Deduct: Stock-based compensation expense determined under
      fair value-based method for all awards, net of related tax effects
                                                                                     20                 41
   Pro forma net income                                                             422              1,022
Basic earnings per common share:
   As reported                                                                    $0.16          $    0.38
   Pro forma                                                                      $0.15          $    0.36
Diluted earnings per common share:
   As reported                                                                    $0.15          $    0.37
   Pro forma                                                                      $0.15          $    0.35

No options were granted during the first quarter of 2006, however 8,000 non-qualified stock options were granted to members of the board of directors under the 2003 Incentive Compensation Plan during the three months ended June 30, 2006.

Stock option plans

We have three stock option plans, two of which have expired and one with shares available for grant at June 30, 2006 as follows:

                                                                                      Plan
                                                                                 2003 Incentive
                                                                               Compensation Plan
                                                                               -----------------
Minimum exercise price as a percentage of fair market value at date of grant          100%
Plan termination date                                                          December 31, 2012
Shares available for grant at June 30, 2006                                         263,000

Option grants under all three plans have a contractual life of ten years, except grants to non-employee directors, which have a contractual life of three years. Option grants vest equally on each anniversary of the grant date, commencing with the first anniversary, except grants to non-employee directors that vest 100% after six months. We recognize compensation costs for these awards on a straight-line basis over the service period.

The following is a summary of the changes in outstanding options for the six months ended June 30, 2006:

                                                                    Weighted
                                                       Weighted     Average     Aggregate
                                                        Average    Remaining    Intrinsic
                                              Shares   Exercise   Contractual     Value
                                               (000)     Price        Life        (000)
                                              ------   --------   -----------   ---------
Outstanding at beginning of period             235      $ 5.60     4.3 years
Granted                                          8      $11.90     2.9 years
Exercised                                      (26)     $ 4.68            --
Forfeited                                       (1)         --            --
Expired                                        (--)         --            --
Outstanding at end of period                    216     $ 5.93     4.7 years      $1,412
Vested or expected to vest at end of period      27     $ 8.41     5.7 years      $  109
Exercisable at end of period                    187     $ 5.92     4.4 years      $1,228

During the six months ended June 30, 2006 and 2005, 8,000 non-qualified stock options were granted to members of the board of directors under the 2003 Incentive Compensation Plan, respectively. The total intrinsic value of share options exercised for the six months ended June 30, 2006 was $203,000.

Other information

As of June 30, 2006, we have $233,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a weighted-average period of 5.5 years.

We received cash from options exercised for the six months ended June 30, 2006 of $122,000. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The Company's practice has been to issue shares for option exercises out of treasury stock. Under the terms of the 2003 Incentive Compensation Plan, we may issue treasury shares or purchase shares on the open market to fulfill the requirements of option exercises. We believe that we have sufficient shares in our treasury to satisfy any exercises in 2006.

6.   INTANGIBLE ASSETS, NET.

Intangible assets, net, consisted of patents, rights to licenses and trademarks relating to technology used in the Company's products. Intangible assets, net, as of June 30, 2006 and December 31, 2005 were approximately $309,000 and $276,000, net of accumulated amortization of $175,000 and $166,000, respectively. Total amortization expense on intangible assets for the three and six months ended June 30, 2006 and 2005 was approximately $4,000, $9,000, $4,000 and $8,000, respectively. The estimated aggregate amortization expense for the remainder of 2006 and each of the four succeeding fiscal years, 2007 to 2010, is approximately $8,000, $15,000, $15,000, $15,000, and $14,000, respectively.

7.   PRODUCT WARRANTY LIABILITIES.

The changes in the Company's product warranty liabilities for the six months ended June 30, 2006 were as follows (in thousands):

Liabilities, beginning of year      $ 636
Expense for new warranties issued     378
Warranty claims                      (358)
                                    -----
Liabilities, June 30, 2006          $ 656
                                    =====

8.   COMMITMENTS AND CONTINGENCIES.

Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which any of its property is subject.

The Company and its wholly-owned subsidiary CMS Research Corp. ("CMS Research") have been sued by Aviv Amirav ("Amirav") in a Complaint filed in the United States District Court for the Southern District of New York on January 26, 2006 styled Amirav v. CMS Research Corp. and O.I. Corporation, Case No. 06-Civ-00659. The Complaint alleges (i) infringement and contributory infringement of United States patent no. 5,153,673, issued to Amirav, and (ii) breach of a license agreement between Amirav and CMS Research. Amirav's Complaint seeks (i) preliminary and permanent injunctive relief, (ii) actual damages in an unspecified amount, treble damages, and punitive damages, and (iii) attorneys' fees, interest, and other relief. On July 12, 2006 the plaintiff amended the complaint to omit the claims of infringement and contributory infringement. The Company is currently preparing its answer to the amended complaint and plans to vigorously oppose the plaintiff's claims. It is not possible at this stage of the case to determine what liability exposure, if any, is faced by the Company; however, an unfavorable outcome, including a determination that the Company is not entitled to the license and/or a determination that the Company's sales are breaching conditions of the license, would have a material adverse impact on the Company's results of operations.

9.   RECENT PRONOUNCEMENTS.

On June 8, 2005, the FASB issued a FASB Staff Position (FSP) interpreting FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Specifically, the FASB issued FSP SFAS 143-1, "Accounting for Electronic Equipment Waste Obligations." This standard addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union. The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste (i.e., waste associated with products placed on the market on or before August 13,
2005). The guidance in the FSP is required to be applied the later of (1) the first reporting period ending after June 8, 2005, or (2) the date of the adoption of the law by the applicable EU-member country. As of June 30, 2006, many EU-member countries had not yet adopted the Directive and the Company is still evaluating the impact, if any, of FSP FAS 143-1 on its financial position, cash flow, or results of operations.

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

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

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

O.I. Corporation (referred to as "the Company," "we," "our" or "us") was organized in 1963, in accordance with the Business Corporation Act of the State of Oklahoma, as Clinical Development Corporation, a builder of medical and research laboratories. In 1969, the Company moved from Oklahoma City, Oklahoma to College Station, Texas, and the Company's name was changed to Oceanography International Corporation. The Company's name was changed to O.I. Corporation in July 1980; and in January 1989, the Company began doing business as OI Analytical to better align the company name with the products offered and markets served.

O.I. Corporation provides innovative products for chemical analysis. The Company's products perform detection, analysis, measurement, and monitoring applications in food, beverage, pharmaceutical, semiconductor, power generation, chemical, petrochemical, and chemical treatment and security industries. Headquartered in College Station, Texas, the Company's products are sold worldwide by a direct sales force, independent sales representatives, and distributors. The Company's principal business strategy is to direct its product development capabilities, manufacturing processes, and marketing skills toward market niches that it believes it can successfully penetrate and then assume a leading position in such markets. Management continually emphasizes product innovation, improvement in quality and product performance, on-time delivery, cost reductions, and other value-added activities. The Company seeks growth opportunities through technological and product improvement, the development of new applications for existing products, and by acquiring and developing new products for new markets, and new competencies.

RECENT DEVELOPMENTS

On January 31, 2006, the Company entered into a Letter Contract with Wyle Laboratories, Inc. Life Sciences, Systems and Services ("Wyle"). Under the Letter Contract, the Company assists Wyle in the planning, acquisition of materials, development of software and hardware, systems engineering, and fabrication of components that Wyle will use to deliver a Total Organic Carbon Analyzer ("TOCA") for use on the International Space Station. As of June 30, 2006, we have billed Wyle $882,000 for services rendered under the Letter Contract which has a potential total value of $1.8 million. The Company's work on the project began in the first quarter of 2006 and is being conducted in the Company's facilities in College Station, Texas, with the majority of the work anticipated to be completed no later than the end of the third quarter of 2006 with a continuing support effort to follow. We believe the research, development, and engineering work required and funded under this agreement will provide insights into technology and components that could further enhance the performance of our existing products and become the basis of potential new products.

OPERATING RESULTS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005

REVENUES. Total net revenues for the three months ended June 30, 2006 decreased $409,000, or 5.8%, to $6,615,000, compared to $7,024,000 for the same period of the prior year.

Product revenues decreased $717,000, or 11.9% to $5,295,000, compared to $6,012,000 for the same period of the prior year. Sales for the quarter were lower in MINICAMS(R) products, Total Organic Carbon (TOC) analyzers, and beverage analyzers, partially offset by an increase in sales of Gas Chromatography (GC) components and systems. We believe product sales were lower primarily due to lower market demand in markets served, customer's delay of capital expenditure decisions, and intensified competition for what we perceive as lower prospective market demand. With the exception of the $3.2 million order for MINICAMS announced on May 17, 2006, we will end the second quarter with the lowest backlog for any quarter for several years.

Revenues from services increased $308,000, or 30.4% to $1,320,000, compared to $1,012,000 for the same period of the prior year. The increase was primarily due to billings of approximately $474,000 under the Letter Contract with Wyle.

Domestic revenues for the three months ended June 30, 2006 decreased compared to the same period of the prior year. We believe U.S. market demand from environmental laboratories has been reduced by increased interest rates and declines in the U.S. stock market. International revenues also decreased in every geographic region. We are currently experiencing increased competitive pressures in China, a market in which suppliers are vigorously pursuing competitive pricing. We are reviewing the performance of our international distributors with the intent of upgrading our channel of distribution to meet ever increasing global competition.

Although we believe that the outlook for the environmental instrument market is flat, we have released several new products that we believe will better position the Company for growth. However, growth in revenues will be dependent in part on improved capital spending in developed global markets including the domestic market, continued spending on environmental instruments in emerging markets, and successful market penetration of our new products. We believe our success in market penetration with newly introduced products has resulted in aggressive actions by competitors including the lowering of their prices for products and after-sale service products being bundled into packages at no cost to the buyer or at highly discounted prices.

As we view market conditions including demand for our products, competitor actions, and prior year quarterly sales levels, no assurance can be given that sales will meet prior year levels or that sales will not decline further than experienced in the quarter ending June 30, 2006.

GROSS PROFIT. Gross profit for the three months ended June 30, 2006 decreased $400,000, or 11.2% to $3,159,000, compared to $3,559,000 for the same period of the prior year primarily due to lower revenue, changes in our product mix as a result of decreased sales of the MINICAMS product, and increases in warranty expenses and costs incurred in resolving technical issues with newly released products. Gross profit represented 47.8% of revenues for the period, compared to 50.7% for the same period of the prior year. The lower margin was primarily due to higher cost of sales related to the services performed in fulfillment of the Letter Contract with Wyle.

SELLING, GENERAL, AND ADMINISTRATIVE. SG&A expenses for the three months ended June 30, 2006 increased $149,000, or 7.0%, to $2,270,000, compared to $2,121,000 for the same period of the prior year. SG&A expenses increased as a percentage of revenues for the three months ended June 30, 2006 to 34%, compared to 30% of revenues for the same period of the prior year. The increase in SG&A expenses is primarily due to increased legal fees related to defending against a patent infringement claim, expenses related to an increase in the size of the board of directors including the expense of restricted stock grants to new directors, and the implementation of SFAS 123(R) in the current fiscal year which requires the expensing of stock options.

RESEARCH AND DEVELOPMENT. R&D expenses for the three months ended June 30, 2006 decreased $281,000, or 29%, to $686,000, compared to $967,000 for the same period of the prior year. R&D expenses represented 10.4% of revenues for the period compared to 13.8% of revenues for the same period of the prior year. The decreased R&D expenditures were primarily due to certain R&D personnel resources being assigned to work on the Letter Contract announced by the Company on February 3, 2006. Expenses relating to the work under the Letter Contract are accounted for as service cost of sales. We anticipate that R&D resources currently assigned to this project will return to internal company R&D projects. Should such reassignment be made, R&D expenses would return to previous period levels or even higher.

OPERATING INCOME. Operating income for the three months ended June 30, 2006 decreased $268,000, or 57%, to $203,000, compared to $471,000 for the same period of the prior year. The decrease in operating income for the three months ended June 30, 2006 is primarily due to lower revenues and increased SG&A expenses partially offset by lower R&D costs.

OTHER INCOME, NET. Other income, net, which is comprised of interest and dividend income from investments, interest income from customer leases and gain/loss from dispositions of Company property, increased $46,000, or 37%, to $171,000 for the three months ended June 30, 2006 compared to $125,000 for the same period of the prior year. The increase was due to higher yields on short term and fixed income investments.

INCOME BEFORE INCOME TAXES. Income before income taxes decreased $222,000, or 37%, to $374,000 compared to $596,000 for the same period of the prior year. The decrease in income before income taxes was primarily due to lower revenues and increased SG&A expenses partially offset by lower R&D costs and increased investment income.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $22,000 for the three months ended June 30, 2006 to a provision of $176,000 compared to a provision of $154,000 for the same period of the prior year. The effective tax rate was 47% for the three months ended June 30, 2006, compared to 26% for the same period of the prior year. The R&D tax credit contained in the Internal Revenue Code section 41 expired on December 31, 2005. The possible reenactment of the credit is in process but has not yet been finalized, therefore we determined that the credit should not be included in our tax calculations until it is reenacted. Because the credit was taken in the first quarter of 2006, an adjustment was necessary in the second quarter to correct the tax accrual, thus increasing the effective tax rate for this period.

During the second quarter of 2006, the State of Texas adopted an amendment to its franchise tax law to be effective January 1, 2007. The amended Texas tax, which is based on taxable gross margin, is considered an income tax under FASB SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Because of the amendment to the tax law, the Company recognized an immaterial one-time, non-cash income tax benefit during the second quarter of 2006, primarily as a result of recording deferred taxes for research and development credits permitted under the new legislation.

NET INCOME. Net income for the three months ended June 30, 2006 decreased $244,000 to $198,000 compared to net income of $442,000 in the same period of the prior year. Basic earnings per share was $0.07, and diluted earnings per share was $0.07 for the three months ended June 30, 2006, compared to basic and diluted earnings of $0.16 and $0.15 per share, respectively, for the same period of the prior year. The decrease in net income for the three months ended June 30, 2006 was primarily due to a decrease in revenues from product sales compared to the same period of the prior year combined with an increase in SG&A expense and provision for income taxes, partially offset by an increase in other income and a decrease in R&D expenses.

FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005

Total net revenues for the six months ended June 30, 2006 decreased $300,000, or 2.0% to $14,424,000, compared to $14,724,000 for the same period of the prior year. Product revenues decreased $1,242,000, or 9.5%, to

$11,771,000, compared to $13,013,000 for the same period of the prior year. The year-to-date decrease in product revenues was primarily due to lower shipments of MINICAMS products, TOC products and Beverage products, partially offset by increased sales of GC systems, Automated Chemistry Analyzers (ACA), and GPC products. Overall, the decrease in product sales in the first quarter of 2006 were followed by a weaker second quarter in sales of MINICAMS products and TOC products, due to customer delays in capital expenditure decisions and intensified competition.

Revenues from services increased $942,000, or 55.1%, to $2,653,000, compared to $1,711,000 for the same period of the prior year. The increase was primarily due to billings in the amount of approximately $882,000 under the Letter Contract with Wyle. The increase in service revenues may not continue after the letter contract with Wyle is completed.

Domestic revenues decreased due to the same reasons mentioned above. International revenues increased slightly for the six months ended June 30, 2006 compared to the same period of the prior year. In particular, sales to Europe, the Middle East, Africa, and Latin America increased, while sales to China and the Asian Pacific region decreased. We are currently experiencing extreme competitive pressures, particularly in Asia, and have replaced some non-performing distributors in that region.

GROSS PROFIT. Gross profit for the six months ended June 30, 2006 decreased $492,000, or 6.5%, to $7,122,000, compared to $7,614,000 for the same period of the prior year, primarily due to a decrease in revenues and an increase in warranty costs and higher cost of sales related to the services performed in fulfillment of the Letter Contract with Wyle. Gross profit represented 49.4% of revenues for the period compared to 51.7% for the same period of the prior year.

SELLING, GENERAL, AND ADMINISTRATIVE. SG&A expenses for the six months ended June 30, 2006 increased $290,000, or 6.5% to $4,725,000, compared to $4,435,000 for the same period of the prior year, primarily due to increased legal fees due to a patent infringement claim, increased board of directors expenses and stock option expensing.

RESEARCH AND DEVELOPMENT. R&D expenses for the six months ended June 30, 2006 decreased $477,000, or 25.0%, to $1,428,000, compared to $1,905,000 for the same period of the prior year. R&D expense represented 9.9% of revenues for the period compared to 12.9% of revenues for the same period of the prior year. R&D expenses decreased compared to the same period of the prior year primarily due to certain R&D personnel resources being assigned to work on the Letter Contract with Wyle; consequently, their expenses were classified as service cost of sales. We anticipate that R&D resources currently assigned to this project will return to internal company R&D projects. Should such reassignment be made, R&D expenses would return to previous period levels or even higher.

OPERATING INCOME. Operating income for the six months ended June 30, 2006 decreased $305,000, or 23.9%, to $969,000, compared to $1,274,000 for the same period of the prior year. The decrease in operating income was primarily due to decreased revenues and gross profit and increases in SG&A costs partially offset by a decrease in R&D expenses.

OTHER INCOME, NET. Other income for the six months ended June 30, 2006 increased $56,000, or 24%, to $294,000, compared to $238,000 for the same period of the prior year. The increase was due to higher yields on short term and fixed income investments.

INCOME BEFORE INCOME TAXES. Income before income taxes for the six months ended June 30, 2006 decreased $249,000, or 16.5%, to $1,263,000, compared to
$1,512,000 for the same period of the prior year, primarily due to a decrease in revenues and gross profit from sales of products and increases in SG&A expenses.

PROVISION FOR INCOME TAXES. Provision for income taxes decreased $6,000 for the six months ended June 30, 2006 to a provision of $443,000, compared to $449,000 for the same period of the prior year. The effective tax rate was 35% for the six months ended June 30, 2006, compared to 30% for the same period of the prior year, primarily due to the elimination of income tax credits by Internal Revenue Code section 41 for R&D expenditures.

During the second quarter of 2006, the State of Texas adopted an amendment to its franchise tax law to be effective January 1, 2007. The amended Texas tax, which is based on taxable gross margin, is considered an income tax under FASB SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Because of the amendment to the tax law, the Company recognized an immaterial one-time, non-cash income tax benefit during the second quarter of 2006, primarily as a result of recording deferred taxes for research and development credits permitted under the new legislation.

NET INCOME. Net income for the six months ended June 30, 2006 decreased $243,000, or 23%, to $820,000, compared to net income of $1,063,000 for the same period of the prior year. Basic earnings per share was $0.29 per share, and diluted earnings per share was $0.28 per share for the six months ended June 30, 2006 compared to basic and diluted earnings of $0.38 and $0.37 per share for the same period of the prior year. The decrease in net income for the six months ended June 30, 2006 was primarily due to a decrease in revenues from sales of products and an increase in SG&A expenses and the effective tax rate compared to the same period of the prior year, partially offset by a decrease in R&D expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,473,000 as of June 30, 2006 compared to $1,727,000 as of December 31, 2005. Working capital as of June 30, 2006 increased to $18,760,000, compared to $18,508,000 as of December 31, 2005 primarily due to increases in cash and equivalents, and inventory and decreases in accrued compensation. Working capital, as a percentage of total assets, was 65% as of June 30, 2006 and 66% at December 31, 2005. The current ratio was 4.4 at June 30, 2006 and 4.4 at December 31, 2005. Total liabilities-to-equity ratio was 24% as of June 30, 2006, compared to 24% as of December 31, 2005.

Net cash flow provided by operating activities for the six months ended June 30, 2006 was $837,000 compared to $705,000 for the same period of the prior year. The increase in cash flow from operating activities in the six months ended June 30, 2006 was primarily due to changes to working capital resulting from decreases in accounts receivable and investment in sales-type leases, and an increase in accounts payable.

Net cash flow (used in) investing activities was $(179,000) for the six months ended June 30, 2006, compared to $(731,000) for the same period of the prior year. The decrease in cash (used in) investing activities was primarily due to an increase in the maturity of investments partially offset by an increase in the purchase of investments and an increase in the purchase of property, plant, and equipment. The Company invests a portion of its excess funds generated from operations in short-term securities, including money market funds, treasury bills, and a portion in preferred stocks. The Company's primary plan for the use of cash is continuing significant research and development efforts to introduce new products. Other possible uses of cash could include future acquisitions of other businesses or product lines. We may engage in discussions with third parties to acquire new products or businesses or to form joint ventures. We may also use our capital resources to enhance the Company's competitiveness in the marketplace by providing favorable credit terms to more customers, and increase stock levels of certain products to take advantage of market opportunities.

Net cash flow provided by financing activities for the six months ended June 30, 2006 was $88,000 compared to $147,000 for the same period of the prior year. The decrease in cash provided by financing activities was primarily due to stock repurchases that were transacted in the second quarter of 2006 and fewer issuances of employee stock options, partially offset by an increase in SFAS 123(R) stock option expenses.

Since 1995, we have repurchased an aggregate of 1,761,399 shares of our common stock at an average purchase price of $4.17 per share, pursuant to the Company's stock repurchase program. No repurchases were made during 2005, however in the second quarter of 2006 we repurchased 5,421 shares at an average price of $12.42. As of June 30, 2006, 13,601 shares remain under the current stock repurchase program. We may seek approval from the Company's Board of Directors to expand this program in the future if we believe repurchases continue to be in the best interests of the Company. Expansion of this program would also be funded from cash on hand and cash from operations.

We have historically been able to fund working capital and capital expenditures from operations, and we expect to be able to finance our 2006 working capital requirements from cash on hand and funds generated from operations.

The Company's Board of Directors declared a quarterly cash dividend on June 23, 2006 of $0.05 per common share payable on July 21, 2006 to shareholders of record at the close of business on July 7, 2006. The quarterly dividend was declared in connection with the Board of Directors' decision to establish an annual cash dividend of $0.20 per share, payable at $0.05 per quarter. The payment of future cash dividends under the policy are subject to the continuing determination by the Board of Directors that the policy remains in the best interests of the Company's shareholders and complies with the law and any agreements the Company may enter into applicable to the declaration and payment of cash dividends.

The Company conducts some operations in leased facilities in Birmingham, Alabama, under an operating lease expiring on November 30, 2006. Future minimum rental payments under the lease in Birmingham are $81,000 for 2006. This lease agreement allows the Company to renew the lease for one year prior to each expiration date. The Company plans to exercise this clause before the lease expires.

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

The Company had changes in required reserves in recent periods due to discontinuation of certain product lines and obsolescence related to new product introductions, as well as declining market conditions. As a result, the Company incurred net inventory charges of approximately $47,000 and $18,000 for the second and first quarters of 2006, respectively, and the Company incurred net inventory charges of approximately $16,000 and $16,000 for the second and first quarters of 2005, respectively.

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

The fair value of the Company's investments in debt and equity securities at June 30, 2006 and December 31, 2005 was $9,493,000 and $9,841,000, respectively.
A year-to-date unrealized loss in the fair value of those investments is $80,000 primarily due to recent increases in interest rates that negatively affect the value of various preferred stock holdings. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. There were realized losses on sales of such investments of $10,000 during the second quarter of 2006. There were no such sales of investments during the second quarter of 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(f) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and acting principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006, (the end of the period covered by this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in internal control over financial reporting. During the three months ended June 30, 2006, our Vice President-Corporate Controller and principal accounting officer, Juan M. Diaz, voluntarily resigned from his position effective June 8, 2006. We have not yet hired a replacement for him and members of our existing finance staff have served as and will continue to perform the duties of our principal accounting officer until we hire a replacement.

Other than the aforementioned, there was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company has disputes that arise in the ordinary course of its business. One such incident is the following: The Company and its wholly-owned subsidiary CMS Research Corp. ("CMS Research") have been sued by Aviv Amirav ("Amirav") in a Complaint filed in the United States District Court for the Southern District of New York on January 26, 2006 styled Amirav v. CMS Research Corp. and O.I. Corporation, Case No. 06-Civ-00659. The Complaint alleges (i) infringement and contributory infringement of United States patent no. 5,153,673, issued to Amirav, and (ii) breach of a license agreement between Amirav and CMS Research. Amirav's Complaint seeks (i) preliminary and permanent injunctive relief, (ii) actual damages in an unspecified amount, treble damages, and punitive damages, and (iii) attorneys' fees, interest, and other relief. On July 12, 2006 the plaintiff amended the complaint to omit the claims of infringement and contributory infringement. The Company is currently preparing its answer to the amended complaint and plans to vigorously oppose the plaintiff's claims. It is not possible at this stage of the case to determine what liability exposure, if any, is faced by the Company; however, an unfavorable outcome, including a determination that the Company is not entitled to the license and/or a determination that the Company's sales are breaching conditions of the license, would have a material adverse impact on the Company's results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     (a) Our annual meeting of shareholders was held on May 8, 2006 at 11:00 a.m. at O.I. Corporation headquarters, 151 Graham Road, College Station, Texas, for the purposes of considering and voting upon the following matters: (i) the election of directors; and (ii) the ratification of the appointment of independent public accountants.

     (c)

Proposal No. 1 - Election of Directors      For      Withheld
--------------------------------------   ---------   --------
   Jack S. Anderson                      2,114,412    88,474
   William W. Botts                      2,147,693    55,193
   Richard W. K. Chapman                 2,147,412    55,474
   Edwin B. King                         2,146,612    56,274
   Craig R. Whited                       2,160,812    42,074
   Raymond E. Cabillot                   2,143,246    59,640
   Leo B. Womack                         2,144,546    58,340
   Robert L. Moore                       2,146,046    56,840
   Kenneth M. Dodd                       2,146,046    56,840

Proposal No. 2 - Ratification of Auditors      For      Against   Abstain
-----------------------------------------   ---------   -------   -------
   Grant Thornton LLP                       2,195,105    3,381     4,400

ITEM 5. OTHER INFORMATION

     (a) On July 27, 2006, O.I. Corporation ("OI") entered into a Definitive Agreement (Agreement) with Wyle Laboratories, Inc. Life Sciences, Systems and Services ("Wyle"). Under the Agreement, the Company will assist Wyle in the planning, acquisition of materials, development of software and hardware, systems engineering, and fabrication of components that Wyle will use to deliver a Total Organic Carbon Analyzer ("TOCA") for use on the International Space Station. The agreement supercedes a Letter Contract entered into January 31, 2006. The potential value of the Agreement is up to $2,124,000 through fiscal year 2008.

ITEM 6. EXHIBITS

     31.1 Principal Executive Officer certification pursuant to 18. U.S.C.
     Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Principal Executive Officer certification pursuant to 18. U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1 Definitive Contract between Wyle Laboratories and O.I. Corporation dated July 27, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        O. I. CORPORATION
                                        (Registrant)


Date: August 9, 2006                    BY: /s/ William W. Botts
                                            ------------------------------------
                                            William W. Botts
                                            President, Chief Executive Officer
                                            (Principal Executive Officer), and
                                            Acting Vice President-Corporate
                                            Controller
                                            (Acting Principal Financial Officer
                                            and Accounting Officer)

                                  Exhibit Index

Exhibit
Number    Exhibit Title
-------   -------------
31.1      Principal Executive Officer and Principal Financial Officer
          certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Definitive Contract between Wyle Laboratories and O.I. Corporation dated July 27, 2006.