Form 10-Q
period 2006-09-30
OI CORP
filed 2006-11-09
CIK 73773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 30, 2006, there were 2,893,783 shares of the issuer's common stock, $.10 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                O.I. CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                              2006           2005
                                                         -------------   ------------
                                                          (UNAUDITED)
                        ASSETS
Current assets:
   Cash and cash equivalents                                $ 2,785        $ 1,727
   Accounts receivable-trade, net of allowance for
      doubtful accounts of $299 and $326, respectively        6,027          6,324
   Investment in sales-type leases, current portion             232            307
   Investments, at market                                     9,395          9,841
   Inventories, net                                           5,174          4,617
   Current deferred income tax assets                         1,015            904
   Other current assets                                         253            179
                                                            -------        -------
      TOTAL CURRENT ASSETS                                   24,881         23,899
Property, plant and equipment, net                            3,290          3,229
Investment in sales-type leases, net of current                 164            190
Long-term deferred income tax assets                            614            539
Intangible assets, net                                          316            276
Other assets                                                     28             26
                                                            -------        -------
      TOTAL ASSETS                                          $29,293        $28,159
                                                            =======        =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                  $ 1,564        $ 1,428
   Accrued liabilities                                        3,762          3,963
                                                            -------        -------
      TOTAL CURRENT LIABILITIES                               5,326          5,391

Commitments and contingencies

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.10 par value, 3,000 shares
     authorized, no shares issued and outstanding                --             --
   Common stock, $0.10 par value, 10,000 shares
     authorized, 4,103 shares issued, 2,894 shares
     and 2,853 shares outstanding, respectively                 410            410
   Additional paid-in capital                                 4,513          4,374
   Treasury stock, 1,209 shares and 1,250 shares,
     respectively, at cost                                   (5,410)        (5,456)
   Retained earnings                                         24,469         23,502
   Accumulated other comprehensive (loss), net                  (15)           (62)
                                                            -------        -------
      TOTAL STOCKHOLDERS' EQUITY                             23,967         22,768
                                                            -------        -------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $29,293        $28,159
                                                            =======        =======

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30         SEPTEMBER 30
                                                 ------------------   -----------------
                                                    2006     2005       2006      2005
                                                   ------   ------    -------   -------
Net revenues:
   Products                                        $6,243   $6,413    $18,014   $19,427
   Services                                         1,313      826      3,966     2,536
                                                   ------   ------    -------   -------
                                                    7,556    7,239     21,980    21,963
Cost of revenues:
   Products                                         3,076    3,380      9,020     9,751
   Services                                           674      309      2,032     1,048
                                                   ------   ------    -------   -------
                                                    3,750    3,689     11,052    10,799

Gross profit                                        3,806    3,550     10,928    11,164
Selling, general & administrative
   expenses                                         2,417    2,181      7,142     6,615
Research and development expenses                     786      875      2,214     2,780
                                                   ------   ------    -------   -------
Operating income                                      603      494      1,572     1,769
Other income, net                                     152      128        446       364
                                                   ------   ------    -------   -------
Income before income taxes                            755      622      2,018     2,133
Provision for income taxes                            174      159        618       608
                                                   ------   ------    -------   -------
Net income                                         $  581   $  463    $ 1,400   $ 1,525
                                                   ======   ======    =======   =======
Other comprehensive income/(loss), net of tax:
   Unrealized gains/(losses) on Investments           127      (41)        48       (96)
                                                   ------   ------    -------   -------
Comprehensive income                               $  708   $  422    $ 1,448   $ 1,429
                                                   ======   ======    =======   =======
Earnings per share:
     Basic                                         $ 0.20   $ 0.16    $  0.49   $  0.54
     Diluted                                       $ 0.20   $ 0.16    $  0.48   $  0.53
Shares used in computing earnings per share:
     Basic                                          2,884    2,844      2,874     2,822
     Diluted                                        2,947    2,924      2,945     2,904
Cash dividends declared per share of common
  stock                                            $ 0.10       --    $  0.15        --

       See notes to unaudited condensed consolidated financial statements

                                O. I. CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                   Common Stock                                   Accum Other        Total
                                 ---------------           Treasury   Retained   Comprehensive   Stockholders'
                                 Shares   Amount    APIC     Stock    Earnings       Income          Equity
                                 ------   ------   -----   --------   --------   -------------   -------------
Balance at December 31, 2005      4,103     410    4,374    (5,456)    23,502         (62)          22,768
Purchase of treasury stock                                    (116)                                   (116)
Employee stock option exercise                        13       156                                     169
Employee stock purchase plan                          11         6                                      17
FAS 123R expense                                      88                                                88
Dividends Declared                                                       (433)                        (433)
Benefit of Disqualifying
   employee stock option
   dispositions                                       27                                                27
Comprehensive income (loss):
   Unrealized gain (loss) on
   investments, net of
   deferred tax expense of $24                                                         47               47
   Net income                                                           1,400                        1,400
                                  -----     ---    -----    ------     ------         ---           ------
Balance at September 30, 2006     4,103     410    4,513    (5,410)    24,469         (15)          23,967
                                  =====     ===    =====    ======     ======         ===           ======

       See notes to unaudited condensed consolidated financial statements

                                O.I. CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                    -----------------
                                                                      2006      2005
                                                                    -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 1,400   $ 1,525
   Depreciation & amortization                                          439       421
   Deferred income taxes                                               (211)      (51)
   Stock Compensation Expense                                            88        --
   Change in working capital                                           (753)     (374)
                                                                    -------   -------
      Net cash flows provided by operating activities                   963     1,521
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                           (7,734)   (5,601)
   Maturity of investments                                            8,313     4,303
   Purchase of property, plant & equipment                             (511)     (292)
   Proceeds from sales of assets                                         12        12
   Change in other assets                                               (55)      (55)
                                                                    -------   -------
      Net cash flows provided by (used in) investing activities          25    (1,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock pursuant to exercise of
      employee stock options and employee stock purchase plan           176       170
   Excess tax benefits from stock-based compensation                     10        --
   Purchase of Treasury Stock                                          (116)       --
                                                                    -------   -------
      Net cash flows provided by financing activities                    70       170

NET INCREASE IN CASH AND CASH EQUIVALENTS                             1,058        58

Cash and cash equivalents at beginning of period                      1,727     1,541
                                                                    -------   -------
Cash and cash equivalents at end of period                          $ 2,785   $ 1,599
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

2.   INVENTORIES, NET.

Inventories, net, which include material, labor and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

                  September 30,   December 31,
                       2006           2005
                  -------------   ------------
Raw Materials        $4,375          $4,203
Work-in-Process         960             651
Finished Goods          766             669
Reserves               (927)           (906)
                     ------          ------
                     $5,174          $4,617
                     ======          ======

The Company had changes in required reserves in recent periods due to discontinuation of certain product lines and obsolescence related to new product introductions, as well as declining market conditions. As a result, the Company incurred net inventory charges of approximately $30,000 and $94,000 for the three and nine months ending September 30, 2006, respectively, and the Company incurred net inventory charges of approximately $19,000 and $51,000 for the same periods of the prior year, respectively.

3.   COMPREHENSIVE INCOME.

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity. The Company's components of comprehensive income are net income and unrealized gains and losses on available-for-sale investments.

4.   EARNINGS PER SHARE.

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential common shares the Company has outstanding. Incremental shares from assumed exercise of dilutive options for the three and nine months ended September 30, 2006 of 63,000 and 71,000, respectively, were added to the weighted average shares used to calculate diluted earnings per share. Incremental shares from assumed exercise of dilutive options for the same period of the prior year of 80,000 and 82,000, respectively, were added to the weighted average shares used to calculate diluted earnings per share. There were no adjustments made to net income as reported to calculate basic or diluted earnings per share. For the three months ended September 30, 2006, there were 16,000 anti-dilutive shares. There were no anti-dilutive shares for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2005 there were no anti-dilutive shares.

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

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we will apply the provisions of Statement 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that were outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost we record for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by Statement 123.

Our pre-tax compensation cost for stock-based compensation was $42,000 and $87,000($25,000 and $52,000 after tax effects) for the three and nine months ended September 30, 2006. As a result of the adoption of Statement 123(R), our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

                                 Three Months            Nine Months
                                     Ended                  Ended
                              September 30, 2006     September 30, 2006
                             --------------------   --------------------
                             (in 000s, except per   (in 000s, except per
                                share amounts)         share amounts)
Income before income taxes           $  42                  $  87
Net income                           $  25                  $  52
Basic earnings per share             $0.01                  $0.02
Diluted earnings per share           $0.01                  $0.02

Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three and nine months ended September 30, 2006 the excess tax (provision) benefit was $(6,000) and $10,000.

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the three and nine months ended September 30, 2005:

                                            Three Months      Nine Months
                                                Ended            Ended
                                            September 30,    September 30,
                                                2005             2005
                                           --------------   --------------
                                              (in 000s,        (in 000s,
                                             except per       except per
                                           share amounts)   share amounts)
Net income:
   Net income, as reported                      $ 463           $1,525
   Deduct: Stock-based compensation
      expense determined under fair
      value-based method for all
      awards, net of related tax effects           20               61
   Pro forma net income                           443            1,464
Basic earnings per common share:
   As reported                                  $0.16           $ 0.54
   Pro forma                                    $0.16           $ 0.52
Diluted earnings per common share:
   As reported                                  $0.16           $ 0.53
   Pro forma                                    $0.15           $ 0.50

No options were granted during the first and third quarters of 2006; however, 8,000 non-qualified stock options were granted to members of the board of directors under the 2003 Incentive Compensation Plan during the second quarter of 2006. The weighted average fair values of these options were calculated using the following assumptions:

Non-employee director options
Risk free interest rate               5.00%
Expected dividend                     0.05
Expected life                         3.00 years
Expected volatility                  37.00%

Stock option plans

We have three stock option plans, two of which have expired and one with shares available for grant at September 30, 2006 as follows:

                                2003 Incentive
            Plan              Compensation Plan
            ----              -----------------
Minimum exercise price as a
percentage of fair market
value at date of grant                      100%

Plan termination date         December 31, 2012

Shares available for grant
at September 30, 2006                   267,000

Option grants under all three plans have a contractual life of ten years, except grants to non-employee directors, which have a contractual life of three years. Option grants vest equally on each anniversary of the grant date, commencing with the first anniversary, except grants to non-employee directors that vest 100% after six months. We recognize compensation cost for these awards on a straight-line basis over the service period.

The following is a summary of the changes in outstanding options for the nine months ended September 30, 2006:

                                                                    Weighted
                                                       Weighted     Average     Aggregate
                                                        Average    Remaining    Intrinsic
                                              Shares   Exercise   Contractual     Value
                                              (000)      Price        Life        (000)
                                              ------   --------   -----------   ---------
Outstanding at beginning of period             235      $ 5.60     4.3 years
Granted                                          8      $11.90     2.6 years
Exercised                                      (38)     $ 5.03            --
Forfeited                                       (6)         --            --
Expired                                        (--)         --            --
Outstanding at end of period                   199      $ 5.97     4.3 years       $799
Vested or expected to vest at end of period     19      $ 6.92     6.7 years       $ 58
Exercisable at end of period                   174      $ 5.95     4.0 years       $707

During the nine months ended September 30, 2006 and 2005, 8,000 non-qualified stock options were granted to members of the board of directors under the 2003 Incentive Compensation Plan. The total intrinsic value of share options exercised for the nine months ended September 30, 2006 was $191,000. The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $3.30 per share.

Other information

As of September 30, 2006, we have $181,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a weighted-average period of 5.0 years.

We received cash from options exercised for the nine months ended September 30, 2006 of $169,000. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The Company's practice has been to issue shares for option exercises out of treasury stock. Under the terms of the 2003 Incentive Compensation Plan, we may issue treasury shares or purchase shares on the open market to fulfill the requirements of option exercises. We believe that we have sufficient shares in our treasury to satisfy any further exercises in 2006.

6. INTANGIBLE ASSETS, NET.

Intangible assets, net, consisted of patents relating to technology used in the Company's products. Intangible assets as of September 30, 2006 and December 31, 2005 were approximately $316,000 and $276,000, net of accumulated amortization of $179,000 and $166,000, respectively. Total amortization expense on intangible assets for the three and nine months ended September 30, 2006 was approximately $4,000 and $12,000, respectively. Total amortization expense on intangible assets for the same periods of the prior year was $4,000 and $11,000 respectively. The estimated aggregate amortization expense for the remainder of 2006 and each of the four succeeding fiscal years 2007 to 2010 is approximately $4,000, $15,000, $14,000, $14,000 and $13,000, respectively.

7. PRODUCT WARRANTY LIABILITIES.

The changes in the Company's product warranty liabilities for the nine months ended September 30, 2006 were as follows (in thousands):

Liabilities, beginning of year     $ 636
Expense for new warranties issued    512
Warranty claims                     (486)
                                   -----
Liabilities, September 30, 2006    $ 662

8. COMMITMENTS AND CONTINGENCIES.

Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which any of its property is subject.

The Company and its wholly-owned subsidiary CMS Research Corp. ("CMS Research") have been sued by Aviv Amirav ("Amirav") in a Complaint filed in the United States District Court for the Southern District of New York on January 26, 2006 styled Amirav v. CMS Research Corp. and O.I. Corporation, Case No. 06-Civ-00659. The Complaint alleges (i) infringement and contributory infringement of United States patent no. 5,153,673, issued to Amirav, and (ii) breach of a license agreement between Amirav and CMS Research. Amirav's Complaint seeks (i) preliminary and permanent injunctive relief, (ii) actual damages in an unspecified amount, treble damages, and punitive damages, and (iii) attorneys' fees, interest, and other relief. On July 12, 2006 the plaintiff amended the complaint to omit the claims of infringement and contributory infringement. The Company has answered the amended complaint and discovery is proceeding. The Company plans to vigorously oppose the plaintiff's claim. It is not possible at this stage of the case to determine what liability exposure, if any, is faced by the Company; however, an unfavorable outcome, including a determination that the Company is not entitled to the license and/or a determination that the Company's sales are breaching conditions of the license, would have a material adverse impact on the Company's results of operations. The Company has incurred significant legal expense in defending this matter and expects that it will continue to do so in defending its position.

9. RECENT PRONOUNCEMENTS.

On June 8, 2005, the FASB issued a FASB Staff Position (FSP) interpreting FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Specifically, the FASB issued FSP SFAS 143-1, "Accounting for Electronic Equipment Waste Obligations." This standard addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union. The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste (i.e., waste associated with products placed on the market on or before August 13,
2005). The guidance in the FSP is required to be applied the later of (1) the first reporting period ending after June 8, 2005, or (2) the date of the adoption of the law by the applicable EU-member country. As of September 30, 2006, many EU-member countries had not yet adopted the Directive and the Company is still evaluating the impact, if any, of FSP SFAS 143-1 on its financial position, cash flow, or results of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We have evaluated the potential impact of this statement and we do not expect to record any adjustment to our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement, if any, on our financial position, cash flow, or results of operations.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, "Accounting for Planned Major Maintenance Activities" which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

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

RECENT DEVELOPMENTS

On September 7, 2006, we received a grant from the National Institute of Health, or NIH, for work relating to a GC sample introduction device. Work began on the project during September and will be completed by the end of March 2007. The maximum billable amount for the project is approximately $90,000 and will be invoiced on a time and materials basis. We are currently pursuing opportunities for other government projects as well.

On January 31, 2006, the Company entered into a Letter Contract with Wyle Laboratories, Inc. Life Sciences, Systems and Services ("Wyle"). Under the Letter Contract, the Company assisted Wyle in the planning, acquisition of materials, development of software and hardware, systems engineering, and fabrication of components that Wyle will use to deliver a Total Organic Carbon Analyzer, or TOCA, for use on the International Space Station. On July 27, 2006 the Company entered into a Definitive Agreement that superceded the Letter Contract. As of September 30, 2006, we have billed Wyle $1,329,000 for services rendered under this Agreement. The agreement with Wyle provided for an option for on-going service and support of the TOCA unit that was delivered under the initial contract for up to 2 additional years. Wyle has exercised the first option for fiscal 2007 which has a potential total value of approximately $475,000. Wyle also has an option for fiscal 2008 that could add an additional $122,000 of billing. Our work on the project began in the first quarter of 2006 and is being conducted in our facilities in College Station, Texas.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005

REVENUES. Total net revenues for the three months ended September 30, 2006 increased $317,000, or 4.4%, to $7,556,000, compared to $7,239,000 for the same period of the prior year.

Product revenues decreased $170,000, or 2.7%, to $6,243,000, compared to $6,413,000 for the same period of the prior year. Sales for the quarter were lower in gas chromatography systems (GC Systems), Automated Chemistry Analyzers
(ACA), microwave digestion products, and GPC products, partially offset by increased sales of MINICAMS(Registered Trademark) products and Total Organic Carbon (TOC) analyzers. Beverage monitor sales were below expectations, and we will continue to evolve our strategy in an effort to penetrate the market for on-line quality control measurements and monitoring more effectively the beverage production process. Sales of MINICAMS air-monitoring systems increased compared to the same period of the prior year, due to shipments partially fulfilling requirements under a contract with the U.S. Army announced on May 17, 2006. Also contributing to the decrease in product revenues is intensified competition for prospective sales from competitors, and customers deciding to withhold capital spending after an announcement of the consolidation of two of the industry's largest customers, Severn Trent and Test America, both of whom are customers of the Company. Previous consolidation cycles in the industry have resulted in closing of some facilities involved in the consolidation and accordingly excess equipment.

Domestic revenues decreased for the three months ended September 30, 2006, compared to the same period of the prior year. International revenues increased for the three months ended September 30, 2006, compared to the same period of the prior year. Sales were up in Europe, the Middle East, and the Asia Pacific region, partially offset by lower sales to Latin America. The Company as well as its competitors have benefited from the growing demand in China for products to perform air and water testing. In order to capture more of this growing market, a number of the Company's competitors have begun establishing local manufacturing operations in China to provide locally manufactured, low cost products to the market. We are considering alternative strategies and associated risks to respond to competition in China.

Increased revenues from services more than offset the decreases in revenues from products. Revenues from services increased $487,000, or 59.0%, to $1,313,000, compared to $826,000 for the same period of the prior year. The increase was primarily due to billings of approximately $444,000 under the Agreement with Wyle.

Our focus on developing new products with a goal of improving performance, speed of operation, and increasing value to the customer should position us well to serve the environmental testing laboratory markets which are experiencing a new round of consolidation in the United States but are expanding in certain international markets. However, growth in revenues will be dependent in part on improved capital spending in developed global markets including the domestic market, continued spending on environmental instruments in emerging markets, and successful market penetration of our new products. Our success in market penetration with newly introduced products has resulted in aggressive actions by competitors, including lower prices for products and bundling after-sale service products into bid packages at no cost to the buyer or at highly discounted prices.

As we view market conditions including demand for our products, competitor actions, and prior year quarterly sales levels, no assurance can be given that sales will meet prior year levels or that product sales will not decline further than experienced in the quarter ending September 30, 2006.

GROSS PROFIT. Gross profit for the three months ended September 30, 2006 increased $256,000, or 7.2%, to $3,806,000, compared to $3,550,000 for the same period of the prior year. Gross profit represented 50.4% of revenues for the three months ended September 30, 2006, and 49.0% for the same period of the prior year. The increase in gross profit for the three months ended September 30, 2006, compared to the same period of the prior year, was primarily due to an increase in revenues. Product Cost of sales decreased in proportion to sales due to product mix, and a decrease in other costs of sales, such as demonstration model depreciation and warranty expenses. Service Cost of sales increased in proportion to sales compared to the same period of the prior year primarily due to the addition of non-commercial services and costs that have a lower profit margin than our traditional commercial services. Non-commercial services are those that relate to work performed for government contracts and/or grants and do not fall within the scope of our standard manufactured products or services.

SELLING, GENERAL, AND ADMINISTRATIVE. SG&A expenses for the three months ended September 30, 2006 increased $236,000 to $2,417,000, compared to

$2,181,000 for the same period of the prior year. SG&A expense increased as a percentage of revenues for the three months ended September 30, 2006 to 32.0%, compared to 30.1% for the same period of the prior year. The increase is primarily due to increased legal fees, expenses related to an increase in the size of the board of directors, and the implementation of SFAS 123(R) in the current fiscal year, which requires the expensing of stock options. We would expect the legal fees to decrease upon final resolution of current litigation, but we have no specific time frame as to when that will be. It was announced in March that two members of our board of directors will retire by the end of May 2007. Therefore, expenses related to the size of the board of directors should decrease.

RESEARCH AND DEVELOPMENT. R&D expenses for the three months ended September 30, 2006 decreased $89,000, or 10.2%, to $786,000, compared to $875,000 for the same period of the prior year. R&D expenses represented 10.4% of revenues for the three months ended September 30, 2006 and 12.1% of revenues for the same period of the prior year. The decreased R&D expenditures were primarily due to certain R&D personnel resources being assigned to perform work under the agreement with Wyle. Expenses relating to such work are accounted for as service cost of sales. We anticipate that most of the R&D resources that were assigned to this project will return to internal R&D projects by the beginning of fiscal 2007. Should such reassignment be made, R&D expenses would return to previous year levels or higher as we continue development of potential new products. We continue our commitment to the previously announced plan to increase research and development in an effort to bring new and innovative products to market, including a mass spectrometer product. Execution of this strategy has taken longer than expected because we are conducting research in an attempt to develop an entirely new detector for use in the field of MS. We continue to believe the technology we are developing will be successful, but we know significant challenges and risks remain. Because the risks are high in attempting to enter such markets, we understand the potential payoff should also be high. We believe the technology we are pursuing represents a significant revenue opportunity for us if it performs as we anticipate.

OPERATING INCOME. Operating income for the three months ended September 30, 2006 increased $109,000, or 22.1%, to $603,000, compared to $494,000 for the same period of the prior year. The increase in operating income for the three months ended September 30, 2006 is primarily due to the increase in revenues and gross profit and a decrease in R&D expenditures, partially offset by an increase in selling, general and administrative expenses.

OTHER INCOME, NET. Other income, net, which is comprised of interest and dividend income from investments, interest income from customer leases, and gain/loss from dispositions of Company property, increased $24,000, or 18.8%, to $152,000 for the three months ended September 30, 2006 compared to $128,000 for the same period of the prior year. The increase is primarily due to higher yields on money market accounts, cash equivalents, short-term and fixed income investments and a higher average invested balance.

INCOME BEFORE INCOME TAXES. Income before income taxes for the three months ended September 30, 2006 increased $133,000, or 21.4%, to $755,000, compared to income of $622,000 for the same period of the prior year. The increase in income before income taxes for the three months ended September 30, 2006 was primarily due to higher sales, the increase in operating income, and higher other income.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $15,000 for the three months ended September 30, 2006 to a provision of $174,000, compared to $159,000 for the same period of the prior year primarily due to the increase in income before income taxes. The effective tax rate was 23.1% for the three months ended September 30, 2006. Our effective tax rate differs from the statutory rate primarily due to the Domestic Production Activity Deduction, and adjustments recorded for the differences between the 2005 Federal income tax return and the amount of income tax accrual recorded at the close of business December 31, 2005. The effective tax rate for the same period of the prior year was 25.6%. It differed from the statutory rate primarily due to certain permanent differences between our book income and taxable income that lowers our tax bill, such as the dividends received deduction, the extraterritorial income exclusion, and R&D credits. The R&D tax credit contained in the Internal Revenue Code section 41 expired on December 31, 2005. While it is possible that the credit might be reenacted by Congress, we will not take the credit until it is actually reenacted.

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

NET INCOME. Net income for the three months ended September 30, 2006 increased $118,000, or 25.5% to $581,000, compared to net income of $463,000 in the same period of the prior year. Basic earnings per share were $0.20 and diluted earnings per share were $0.20 for the three months ended September 30, 2006, compared to basic and diluted earnings of $0.16 and $0.16 per share respectively for the same periods of the prior year. The increase in net income for the three months ending September 30, 2006 is primarily due to an increase in revenues and operating income, partially offset by an increase in SG&A expenses and provision for income taxes.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005

REVENUES. Net revenues for the nine months ended September 30, 2006 increased $17,000, to $21,980,000, compared to $21,963,000 for the same period of the prior year. Product revenues decreased $1,413,000, or 7.3%, to $18,014,000, compared to $19,427,000 for the same period of the prior year. The year-to-date decrease in product revenues was primarily due to lower shipments of MINICAMS products, GC Systems, and microwave digestion products, partially offset by increased sales of TOC products.

Increased revenues from services more than offset the decreases in revenues from products. Revenues from services increased $1,430,000, or 56.4%, to $3,966,000, compared to $2,536,000 for the same period of the prior year. The increase is primarily due to billings in the amount of approximately $1,329,000 for non-commercial service in 2006.

Domestic revenues decreased for the nine months ended September 30, 2006, primarily due to customer delays in capital expenditure decisions and intensified competition. International revenues increased for the nine months ended September 30, 2006 compared to the same period of the prior year. In particular, sales to Latin America, Europe, the Middle East, Africa, and the Asia Pacific region all increased, while sales to China and Taiwan decreased.

GROSS PROFIT. Gross profit for the nine months ended September 30, 2006 decreased $236,000, or 2.1%, to $10,928,000, compared to $11,164,000 for the same period of the prior year, primarily due to an increase in warranty costs and higher cost of sales related to the services performed in fulfillment of the agreement with Wyle. Gross profit represented 49.7% of revenues for the nine months ended September 30, 2006, and 50.8% of revenues for the same period of the prior year. Gross profit as a percentage of revenues decreased despite the slight increase in revenue, primarily due to the addition of non-commercial services and costs associated with the Wyle contract that typically have a lower profit margin than our traditional commercial services.

SELLING, GENERAL, AND ADMINISTRATIVE. SG&A expenses for the nine months ended September 30, 2006, increased $527,000, or 8.0%, to $7,142,000, compared to
$6,615,000 for the same period of the prior year. SG&A expense increased as a percentage of revenues for the nine months ended September 30, 2006 to 32.5%, compared to 30.1% for the same period of the prior year. The increase is primarily due to increased legal fees, expenses related to an increase in the size of the board of directors, and the implementation of SFAS 123(R) in the current fiscal year, which requires the expensing of stock options.

RESEARCH AND DEVELOPMENT. R&D expenses for the nine months ended September 30, 2006 decreased $566,000, or 20.4%, to $2,214,000, compared to $2,780,000 for the same period of the prior year. R&D expenses represented 10.1% of revenues for the nine months ended September 30, 2006 compared to 12.7% for the same period of the prior year. The decreased R&D expenditures were primarily due to certain R&D personnel resources being assigned to perform work under the agreement with Wyle. Expenses relating to such work were accounted for as service cost of sales. We anticipate that most of the R&D resources that were assigned to this project will return to internal R&D projects by the beginning of fiscal 2007. Should such reassignment be made, accordingly R&D expenses would return to previous year levels or higher as we continue development of potential new products. We continue our commitment to the previously announced plan to increase research and development in an effort to bring new and innovative products to the market, including a mass spectrometer product. Execution of this strategy has taken longer than expected because we are conducting research in an attempt to develop an entirely new detector for use in the field of MS. We continue to believe the technology we are developing will be successful, but we know significant challenges and risks remain. Because the risks are high in attempting to enter such markets, we understand the potential payoff should also be high. We believe the technology we are pursuing represents a significant revenue opportunity for us if it performs as we anticipate.

Our efforts continue on this project, although significant technical challenges remain and the project is taking longer than anticipated. We plan to remain focused on our goal as stated at the outset of the project.

OPERATING INCOME. Operating income for the nine months ended September 30, 2006 decreased $197,000 to $1,572,000, compared to $1,769,000 for the same period of the prior year. The decrease in operating income for the nine months ended September 30, 2006 was primarily due to an increase in cost of revenues, and SG&A expenses, partially offset by a decrease in R&D expenses.

OTHER INCOME, NET. Other income, net, which is composed of interest and dividend income from investments, interest income from customer leases, and gain/loss from dispositions of Company property, increased $82,000, or 22.5%, to $446,000, for the nine months ended September 30, 2006, compared to $364,000 for the same period of the prior year. The increase is primarily due to higher yields on money market accounts, cash equivalents, short-term and fixed income investments and a higher average invested balance.

INCOME BEFORE INCOME TAXES. Income before income taxes decreased $115,000, or 5.4%, to $2,018,000 for the nine months ended September 30, 2006, compared to $2,133,000 for the same period of the prior year. The decrease in income before income taxes for the nine months ended September 30, 2006 was primarily due to a decrease in operating income partially offset by an increase in other income, net.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $10,000 for the nine months ended September 30, 2006 to a provision of $618,000, compared to $608,000 for the same period of the prior year. The effective tax rate was 30.6% for the nine months ended September 30, 2006. Our effective tax rate differs from the statutory rate primarily due to the loss of the R&D tax credit which expired December 31, 2005, partially offset by the Domestic Production Activities Deduction and the adjustments recorded for the differences between the 2005 Federal income tax return and the amount of income tax accrual recorded at December 31, 2005. The effective tax rate for the same period of the prior year was 28.5%. It differed from the statutory rate primarily due to certain permanent differences between our book income and taxable income that lowers our tax bill, such as the dividends received deduction, the extraterritorial income exclusion, and R&D credits. The R&D tax credit contained in the Internal Revenue Code section 41 expired on December 31, 2005. While it is possible that the credit might be reenacted by Congress, we will not take the credit until it is actually reenacted.

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

NET INCOME. Net income for the nine months ended September 30, 2006 decreased $125,000, or 8.2% to $1,400,000, compared to net income of $1,525,000 in the same period of the prior year. Basic earnings per share were $0.49 per share, and diluted earnings per share were $0.48 per share for the nine months ended September 30, 2006, compared to basic earnings per share of $0.54 per share and diluted earnings per share of $0.53 per share, respectively, for the same period of the prior year. The decrease in net income for the nine months ending September 30, 2006 is primarily due to a decrease in gross profit and an increase in SG&A expenses, partially offset by a decrease in R&D expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,785,000 as of September 30, 2006 compared to $1,727,000 as of December 31, 2005. Working capital as of September 30, 2006 increased to $19,555,000, compared to $18,508,000 as of December 31, 2005, primarily due to increases in cash and equivalents and inventory, and decreases in accrued compensation and unearned revenue. Working capital, as a percentage of total assets, was 67% as of September 30, 2006 and 66% at December 31, 2005. The current ratio was 4.7 at September 30, 2006 and 4.4 at December 31, 2005. Total liabilities-to-equity ratio was 22% as of September 30, 2006, compared to 24% as of December 31, 2005.

Net cash flow provided by operating activities for the nine months ended September 30, 2006 was $963,000 compared to $1,521,000 for the same period of the prior year. The decrease in cash flow from operating activities in the nine months ended September 30, 2006 was primarily due to lower net income and changes to working capital resulting from an increase in inventory and the payment of dividends. Inventory increased due to lower than expected product sales, general price increases by our suppliers, and preparations to roll out new products.

Net cash flow provided by (used in) investing activities was $25,000 for the nine months ended September 30, 2006, compared to $(1,633,000) for the same period of the prior year. The increase in cash flow provided by investing activities was primarily due to an increase in the maturity of investments partially offset by an increase in the purchase of investments and property, plant and equipment.

The Company invests a portion of its excess funds generated from operations in short-term securities, including money market funds, treasury bills, and a portion in preferred stocks. The Company's primary plan for the use of cash is continuing significant research and development efforts to introduce new products. Other possible uses of cash could include future acquisitions of businesses or product lines that fit with our strategy for growth. We may engage in discussions with third parties to acquire new products or businesses or to form joint ventures. We may also use our capital resources to enhance the Company's competitiveness in the marketplace by providing favorable credit terms to more customers, to finance equipment for leasing and or renting to our customers, and increase inventory stock levels of certain products to take advantage of market opportunities.

Net cash flow provided by financing activities for the nine months ended September 30, 2006 was $70,000 compared to $170,000 for the same period of the prior year. The decrease in cash flow provided by financing activities was primarily due to stock repurchases.

Stock Repurchases

Since 1995, we have repurchased an aggregate of 1,766,095 shares of our common stock at an average purchase price of $4.01 per share, pursuant to the Company's stock repurchase program. No repurchases were made during 2005, however in the third quarter of 2006 we repurchased 4,696 shares at an average price of $10.44. For the nine months ended September 30, 2006, we have repurchased a total of 10,117 shares at an average price of $11.50. In August of 2006, our Board of Directors approved an authorization to buy back an additional 100,000 shares. Such authorization together with previously unfulfilled authorizations represent 108,905 shares remaining to be repurchased as of September 30, 2006. We may seek approval from the Company's Board of Directors to expand this program in the future if we believe repurchases continue to be in the best interests of the Company.

Expansion of this program would also be funded from cash on hand and cash from operations.

We have historically been able to fund working capital and capital expenditures from operations, and we expect to be able to finance the remainder of our 2006 working capital requirements from cash on hand and funds generated from operations.

The Company's Board of Directors declared a cash dividend on August 17, 2006 of $0.05 per common share payable on September 12, 2006 to shareholders of record at the close of business on August 28, 2006. The dividend was declared in connection with the Board of Directors' decision to establish an annual cash dividend of $0.20 per share, payable at $0.05 per quarter. The payment of future cash dividends under the policy are subject to the continuing determination by the Board of Directors that the policy remains in the best interests of the Company's shareholders and complies with the law and any agreements the Company may enter into applicable to the declaration and payment of cash dividends.

The Company conducts some operations in leased facilities in Birmingham, Alabama, under an operating lease expiring on November 30, 2006. Future minimum rental payments under the lease in Birmingham are $33,000 for 2006. This lease agreement allows the Company to extend the lease for one year upon expiration. The Company plans to exercise this clause before the lease expires.

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

CRITICAL ACCOUNTING POLICIES

Please reference Part I-Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments.

The fair value of the Company's investments in debt and equity securities at September 30, 2006 and December 31, 2005 was $9,395,000 and $9,841,000,
respectively. The year-to-date unrealized gain in the fair value of those investments is $48,000, primarily due to recent increases in the value of various preferred stock holdings. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. There were no realized gains or losses on sales of such investments during the third quarter of 2006 or 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(f) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006, (the end of the period covered by this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in internal control over financial reporting. Effective June 8, 2006, our Vice President-Corporate Controller and principal accounting officer, Juan M. Diaz, voluntarily resigned from his position. We are interviewing candidates to replace him, however we have not yet hired a replacement. Our principal executive officer will serve in the capacity of principal financial officer until we hire a replacement for Mr. Diaz. Members of our existing accounting and finance staff have assisted and will continue to assist in performing the duties of our principal accounting officer until we hire a replacement.

Other than the aforementioned, there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II- OTHER INFORMATION

ITEM 1A RISK FACTORS

An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our 2005 Annual Report on Form 10-K and the 2006 Filings. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company. In addition to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2005, we have determined that the following risk factors should be added:

OUR UPCOMING IMPLEMENTATION OF A NEW ERP SYSTEM COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR INTERNAL CONTROLS

During the second quarter of 2006, we began the implementation of an enterprise resource planning ("ERP") system. Our plans are to close the fiscal year 2006 on our existing system and begin using the new ERP system at the beginning of 2007. Implementation of a new ERP will be a material change in our internal control over financial reporting. Pre-implementation testing and post-implementation reviews will be conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and closing process were properly designed to prevent material financial statement errors. Operating effectiveness of related controls will be evaluated during the implementation. Regardless of planning and exhaustive efforts to ensure internal controls are maintained, no assurance can be made that we will be successful in maintaining adequate internal controls. Should adequate internal controls not be maintained, such condition would put at risk our ability to accurately report our operating results, financial position and cash flows.

OUR BUSINESS MAY BE AFFECTED BY GOVERNMENT CONTRACTING RISKS

We are actively pursuing government contracts and grants, and as government contracting becomes a larger part of our business, we are consequently exposed to greater risks. U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. If we or one of our business units were charged with wrongdoing as a result of any U.S. government investigations (including violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages. The U.S. government could void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the U.S. could result in civil or criminal penalties and suspension or termination of our export privileges.

ITEM 6. EXHIBITS

     31.1 Certification pursuant to
     18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to
     18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        O. I. CORPORATION
                                        (Registrant)


Date: November 9, 2006                  BY: /s/ William W. Botts
                                            ------------------------------------
                                            William W. Botts
                                            President, Chief Executive Officer
                                            (Principal Executive Officer), and
                                            Acting Vice President-Corporate
                                            Controller
                                            (Principal Financial Officer and
                                            Accounting Officer)

                                  Exhibit Index

Exhibit
 Number                                Exhibit Title
-------   ----------------------------------------------------------------------
31.1      Certification pursuant to
          18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.

32.1      Certification pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002