Form 10-K
period 2006-12-31
OI CORP
filed 2007-04-02
CIK 73773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2006

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

       Registrant's Telephone Number, including area code: (979) 690-1711

           Securities Registered Pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
Common Stock, par value                          Nasdaq Global Market
    $0.10 per share

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value, as of June 30, 2006, of the common stock (based on the average of bid and asked prices of these shares on NASDAQ) of O. I. Corporation held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant's common stock are deemed affiliates) was approximately $20,678,697.

The number of outstanding shares of common stock as of March 15, 2007 was 2,861,711.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Proxy Statement for the 2007 Annual Meeting of Shareholders
   Part III information is incorporated by reference from the Proxy Statement

                              CAUTIONARY STATEMENT

     Except for the historical financial information contained herein, the matters discussed in this report on Form 10-K (as well as documents incorporated herein by reference) may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include declarations regarding the intent, belief or current expectations of O.I. Corporation and its management and may be signified by the words "expects," "anticipates," "intends," "believes" or similar language. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under "Risk Factors" and elsewhere in this report. O.I. Corporation disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

O. I. Corporation, referred to as the Company, OI, we, our or us, was organized in 1963, in accordance with the Business Corporation Act of the State of Oklahoma, as Clinical Development Corporation, a builder of medical and research laboratories. In 1969, we moved from Oklahoma City, Oklahoma to College Station, Texas, and changed our name to Oceanography International Corporation. To better reflect current business operations, we again changed our name to O.I. Corporation in July 1980, and in January 1989 we began doing business as OI Analytical.

At OI, we provide innovative products for chemical monitoring and analysis. Our products perform detection, analysis, measurement, and monitoring applications in a wide variety of industries including food, beverage, pharmaceutical, semiconductor, power generation, chemical, petrochemical and security. Headquartered in College Station, Texas, we sell our products throughout the world utilizing a direct sales force as well as a network of independent sales representatives and distributors. Our primary strategy is to identify market niches we can penetrate using our product development capabilities, manufacturing processes and marketing skills with the goal of assuming a market leadership position. Management continually emphasizes product innovation, quality improvement, performance enhancement, and on-time delivery while striving for product cost improvements to promote added value for our products. We seek growth opportunities through 1) the development of new applications for existing products, 2) technological and product improvement to develop new products for both new and existing markets and 3) the acquisition and development of new products and competencies.

STOCK OPTION INVESTIGATION

During the first quarter of 2007, we conducted a voluntary internal review of our historical stock option grants, stock option exercises and related option and compensation procedures in addition to certain accounting matters at the request of our Board of Directors and then-current President and Chief Executive Officer William W. Botts. This review was performed at the direction of a Special Committee of our Board comprised of three independent directors, each of whom joined the Board in 2006. The Special Committee was given complete authority and all powers necessary to conduct this review. The Special Committee also engaged outside legal counsel and other outside consultants to assist it in performing its duties.

During the investigation, the Special Committee reviewed all stock option grants from 1985 through 2006, encompassing approximately 469 stock option grants granting 1,329,700 stock options to employees and non-employee directors on 48 different grant dates. The Special Committee also investigated all stock option exercises from 1997 to 2001 in which the exercise price was paid through the tender of Company common stock. The Special Committee's legal and accounting advisors identified, preserved, collected and reviewed over 17,000 documents and conducted 14 interviews of current and former employees and members of the Board of Directors.

Based on the evidence reviewed by its legal and accounting advisors, the Special Committee came to the following principal findings regarding the Company's historical stock option practices:

     - Between 1985 and 2006, administrative deficiencies led to a number of misdated option grants and errors in the selection of exercise prices for certain grants.

     - In 1997, the issuance of 81,500 options pursuant to the Company's 1987 Stock Option Plan was approved on a date after which the plan had expired and resolutions approving these grants were inserted into the minutes of a Board meeting that occurred prior to the expiration of the plan.

     - In 1998, the Compensation Committee of the Board approved the cashless exercise by Mr. Botts of a stock option to purchase 15,000 shares of
          O. I. common stock on a date following the expiration of that stock option, resulting in a benefit to Mr. Botts not permissible under the Company's stock option plan. The approval was reflected in resolutions approved for inclusion in minutes of a meeting that occurred prior to the expiration of the option.

     - From 2003 to 2006, administrative errors were made in the determination of exercise prices relating to automatic option grants made to Board members at the Company's Annual Meeting of Shareholders. Pursuant to the Company's 2003 option plan, at each annual meeting each of the Company's non-employee directors receive a grant to purchase 2,000 shares of the Company's common stock. The exercise price for these grants should have been based on the closing price on the last trading day prior to the annual meeting but were instead mistakenly based on the closing price on the day of the annual meeting. In 2004 and 2006, this resulted in a benefit to these Board members of a reduced exercise price of $0.191 per share in 2004 and $1.35 per share in 2006. In 2003 and 2005, the exercise price of the stock option exceeded the closing price of the Company's common stock on the last trading day prior to the annual meeting and therefore there was no benefit to these Board members. The impact of these errors is insignificant to the consolidated financial statements contained in this Form 10-K.

     - The limited controls and the lack of definitive processes for stock option granting and approval allowed for abuse, including on three separate occasions the apparent use of hindsight in the establishment of more favorable grant dates and exercise prices for options.

     - Non-cash stock-based compensation expense associated with discrepancies found in the measurement dates and the determination of exercise prices for certain stock options granted between 1985 and 2006 totaled approximately $371,000. Essentially all of this expense occurred in connection with stock option grants issued during the time period from 1985 through 2001.

In addition, the Special Committee came to the following principal findings regarding the exercise of stock options by William W. Botts and Jane Smith:

     As permitted by our stock option plans, Mr. Botts tendered shares of OI common stock held by him to pay the exercise price of stock options held by him on six occasions from December 1997 to November 2001. As required by the option plan under which these grants were made, Mr. Botts obtained the approval of the Board or Compensation Committee to conduct such exercises. In some cases this approval was obtained after the option exercise and in some cases this approval was obtained before such exercise. However, such exercises were apparently approved without Mr. Botts making full disclosure to the Board or Compensation Committee that, for each such exercise, he used the high sale price of the day on which he represented that he exercised his stock options to value the shares of common stock he tendered to pay the exercise price for his stock options. In addition, on five of these six occasions, the market price of OI common stock on the date Mr. Botts represented that he exercised his stock options using shares of common stock to pay the exercise price corresponded with the high trading price for OI common stock during the period around the date Mr. Botts represented that he exercised these options. In some cases the price used by Mr. Botts was the high price for several weeks surrounding the exercise and in one case the price was the high trading price for the year in which the option was exercised. On five of these occasions, the investigation uncovered no evidence of backdating in the selection by Mr. Botts of his exercise dates. However, on one occasion, the Special Committee found evidence of the use of hindsight in selecting the exercise price which resulted in Mr. Botts retaining up to 7,004 additional shares of common stock that he would not have been entitled to retain had he used the closing price of OI common stock on the date the investigation indicated was the most likely date that Mr. Botts actually exercised this option. The Special Committee also found that Jane Smith, our former Corporate Secretary, assisted Mr. Botts in processing and documenting these stock option exercises. In addition, Ms. Smith also exercised stock options and tendered OI common stock as payment of the exercise prices held by her on some of the same dates as Mr. Botts, including the date on which the Special Committee found evidence of backdating.

RESTATEMENT OF FINANCIAL STATEMENTS

We have restated the accompanying financial statements by reducing retained earnings and increasing additional paid in capital in the amount of $371,000 as of January 1, 2004, reflecting the additional compensation expense for prior years. The restatement had no material impact on our consolidated statements of income or cash flows during any of the periods presented.

RESIGNATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER AND FORMER CORPORATE SECRETARY

In light of the findings of the Special Committee, William W. Botts resigned his positions as President, Chief Executive Officer and as a director of OI and Jane Smith, our former Corporate Secretary, also resigned her employment with OI.

EXPENSE OF THE INVESTIGATION

We anticipate the total cost of the investigation to total approximately $1.25 million, consisting primarily of legal and consulting expenses. All such costs will be reflected in our first quarter 2007 financial results.

REMEDIAL ACTIONS AND RECOMMENDATIONS

In 2003, the Board authorized changes to the 2003 Incentive Compensation Plan in order to clarify and revise the provisions for granting and exercising of stock options. These changes were enacted to remediate deficiencies in internal control that existed at that time. We believe internal controls surrounding the granting and exercising of stock options have been functioning adequately since the remediation occurred. Based on the results of its investigation, the Special Committee has recommended further changes to improve the process. We are currently reviewing these recommendations and developing and implementing a remediation plan addressing historical option grants and the granting of future equity-based awards. In addition, we have delivered a full presentation regarding the results of the Special Committee's investigation to the staff of the Division of Enforcement of the Securities and Exchange Commission and will continue to cooperate fully in the event of any further inquiry.

OPERATIONS

We design, manufacture, market and service products in the following primary areas: 1) Gas Chromatograph, or GC, Instruments and Systems, 2) Total Organic Carbon Analyzer Systems, 3) Automated Chemistry Analyzers, 4) Sample Preparation Products and Systems and 5) Filtometers, also called Infra-Red (IR) Based Analyzers. Our products in each of these areas are further described below.

GAS CHROMATOGRAPHY INSTRUMENTS AND SYSTEMS Gas chromatography is an analytical technique that separates organic compounds based on their unique physical and chemical properties. The use of gas chromatography in a number of diverse applications has led to the continuous development of a broad range of sample introduction and detector devices. Advances in the field are based on technology improvements that provide improved techniques for sample introduction, faster analysis, lower levels of detection, ease-of-use, and increased reliability. GC instruments currently manufactured by the Company include the following:

     Electrolytic Conductivity Detector or ELCD; Photoionization Detector or PID; Flame-Ionization Detector or FID; Tandem PID/ELCD; Tandem PID/FID; Halogen Specific Detector or XSD(TM); Pulsed Flame Photometric Detector or PFPD; Injectors and Inlets; Eclipse Purge-and-Trap Sample Concentrator or P&T; P&T Autosampler; Preconcentration and Thermal Desorption Device; Air Tube Desorber; Automated PH Measurement Device; and Multi-Point Automated Samplers.

We purchase analytical instruments including GCs and GC mass spectrometers, or GC/MS, manufactured by GC companies. Many of these purchases occur under our OEM agreement with Agilent Technologies, Inc, or Agilent. We typically integrate GC components with GCs and GC/MS to configure customized GC analyzer systems including: VOC, or volatile organic carbon, analyzers; BTEX, or Benzene, Toluene, Ethylbenzene, and Xylenes, analyzers; pesticide analyzers; fluorinated by-products, or FBA, analyzers; continuous emissions monitoring, or CEM; continuous air monitoring analyzers for air toxins and VOCs; permeation testing analyzers; and ethylene oxide analyzers.

At our factories, we produce GC systems in standard and custom configurations to meet customers' needs in the laboratory, in the field and on-line. Configured systems analyze chemical compounds in gas, liquid, or solid environments by incorporating the appropriate components. One such configured continuous air monitoring analyzer is our MINICAMS(R) product line. Our customers use MINICAMS to monitor toxic airborne chemical compounds for the presence of gaseous chemical warfare agents such as Mustard, or HD; Sarin, or GB; Soman, or GD; Tabun, or GA;

and Lewisite, or L. In addition, we offer an automated Continuous Sampling System that may be coupled with the MINICAMS to address new air monitoring levels as promulgated by the Centers for Disease Control and Prevention. The new requirements significantly lower airborne exposure limits to protect the health and safety of workers and the general population during the disposal and transport of these agents.

TOTAL ORGANIC CARBON, OR TOC, ANALYZER SYSTEMS TOC analyzers and related accessories are used to measure organic and inorganic carbon levels in ultrapure water, drinking water, groundwater, wastewater, process waters, soils, and solids. Our TOC analyzers can be employed to comply with methods and testing required by the United States Environmental Protection Agency, or EPA, and other world-wide regulatory agency requirements; to ensure compliance with United States Pharmacopoeia testing standards for ultrapure water used in manufacturing pharmaceuticals; to monitor pure water used in semiconductor manufacturing and power generation; and to provide data for oceanographic research. Customers often select TOC products based on the method of oxidation of a sample. Our TOC analyzers oxidize samples by High Temperature Persulfate and combustion; the two most widely recognized methods in the industry. We also produce a TOC Solids Analyzer designed to analyze samples with very high particulates and solids.

AUTOMATED CHEMISTRY ANALYZERS Our products in this area include Segmented Flow Analyzers, or SFA, and Flow Injection Analyzers, or FIA, such as the Flow Solution(R) IV, Flow Solution 3100, and Model DA-3500 Discrete Analyzer. These instruments perform a wide range of ion analyses, including the measurement of nitrate, nitrite, phosphate, ammonia, chloride, alkalinity, and sulfate in liquids. Our CN Analyzer can perform total cyanide analysis in a number of industrial and environmental applications including cyanide testing in gold and silver mining, electroplating, metal finishing and semiconductor operations. The SFA, FIA, and CN Analyzer products may be equipped with autosamplers to enhance productivity.

SAMPLE PREPARATION PRODUCTS AND SYSTEMS Our sample preparation instrumentation products are used to prepare sample matrices for analysis. Sample preparation typically represents the most time-consuming aspect of chemical analysis. We strive to provide procedures, techniques, and instruments to reduce total sample preparation time, a highly desired goal for our customers in the analysis of chemical compounds. Our sample preparation products and systems consist primarily of Gel Permeation Chromatography, or GPC, Systems.

IR BASED ANALYZERS Our IR Based Analyzers use a light source and an interference filter to send light of a specific wavelength through a sample. The sample's absorbance of the light, as measured by a suitable detector, is a direct measure of the sample's concentration. Our IR Based Analyzers are particularly well suited to making repeated measurements on individual samples or continuously on a process stream or air. We incorporate IR Based Analyzers in the following two products:

     REFRIGERANT MONITORS, which are used by the chiller/refrigerant industry to continuously monitor and detect low-level refrigerant leaks. These instruments can monitor all refrigerants including CFCs (chlorofluorocarbons), HFCs (hydrofluorocarbons), and HCFCs (hydrochloro-fluorocarbons) in accordance with ASHRAE (American Society of Heating, Refrigerating, and Air-conditioning Engineers) 15-2004 Safety Code Requirements. In addition, these monitors can be utilized to detect carbon monoxide gas in parking garage applications and ammonia.

     BEVERAGE ANALYZERS, which are used in the manufacturing process and in the laboratory to measure dissolved Brix (sugar), diet syrup, and carbon dioxide in beverages. This equipment is currently used in soft-drink bottling plants, breweries, and wineries.

SALES BY LOCATION

We generally transact all sales in U.S. dollars. Estimated net revenues attributable to the United States, export revenues as a group, and the number of countries in which export revenues were generated, are as follows:

$ in thousands                 2006      2005      2004      2003      2002
                             -------   -------   -------   -------   -------
Net Revenues:
   United States             $21,121   $21,322   $20,075   $18,442   $17,699
   Export                      9,143     8,531     8,405     6,764     5,984
                             -------   -------   -------   -------   -------
      Total                  $30,264   $29,853   $28,480   $25,206   $23,683
                             =======   =======   =======   =======   =======
% Net Revenues:
   United States                  70%       71%       70%       73%       75%
   Export                         30%       29%       30%       27%       25%
                             -------   -------   -------   -------   -------
      Total                      100%      100%      100%      100%      100%
                             =======   =======   =======   =======   =======
Number of countries-export        64        60        64        62        70

Sales to the Asia-Pacific region were approximately 13% of net revenues for both 2006 and 2005, 16% of net revenues for 2004 and 13% of net revenues for 2003; and sales to the European-African region were approximately 14% for 2006, 12% of net revenues for 2005, 10% of net revenues for 2004 and 13% of net revenues for 2002.

For additional financial information, including financial information for the last three years on total assets, please see "Item 8. Financial Statements and Supplementary Data" and the notes to the consolidated financial statements included in this annual report.

MANUFACTURING

We manufacture products in ISO 9001 certified facilities located in College Station, Texas and Pelham, Alabama, a suburb of Birmingham, using similar techniques and methods at both locations. Our manufacturing capabilities include electro-mechanical assembly, testing and integration of components and systems in addition to calibration and validation of configured systems. Our products are generally certified pursuant to safety standards established by one or more of the following agencies: Underwriters Laboratories, or UL; Canadian Standards Association, or CSA; and/or the European Committee for Electrotechnical Standardization, or CE. These agencies and others also certify the accuracy of advertised product specifications and compliance with certain manufacturing standards.

MARKETING

We market, sell and support analytical components and systems. In addition, we provide on-site installation and support services, distribute expendables and provide accessories required to support the operation of our products in the field. Domestically, we sell our products to end users through a direct sales channel, manufacturers' representatives, distributors and resellers, while internationally we sell through independent manufacturers' representatives and distributors. Our marketing initiatives include advertising, direct mail, seminars, trade shows, telemarketing and promotion on the Company's internet web site at www.oico.com.

TECHNICAL SUPPORT

We employ a technical support staff that provides on-site installation, service, and after-sale support of our products with a goal of maximizing customer satisfaction. We also offer training courses and publish technical bulletins that contain product repair information, parts lists, and application support information for customers. Our products generally include a warranty ranging from 90 days to one year. Customers may also purchase extended warranties or service contracts that provide coverage after the expiration of the initial warranty. We install and service products using our field service personnel or third party contractors in North America while utilizing distributors and manufacturers' representatives in other international locations.

RESEARCH AND DEVELOPMENT

The analytical instrumentation industry is subject to rapid changes in technology. Our future success relies heavily on continued product enhancement. To accomplish this objective, we seek to advance and broaden employed technologies, improve product reliability, boost product performance, augment analytical data handling, reduce product size and cut analytical cycle time while maintaining or reducing product cost. In addition, we actively pursue development of potential new products. Our efforts to enhance existing products and develop new products require an extensive investment in research and development. We expense research and development costs relating to both present and potential future products as incurred. These expenses totaled $3,117,000 during 2006 and $3,670,000 in 2005. Research and development costs in 2004 amounted to $2,998,000 plus $483,000 of acquired in-process research and development.

PATENTS

We have a growing portfolio of intellectual property, including both domestic and international patents and patent applications pending, primarily in the fields of Gas Chromatography, TOC, and MS. As of December 31, 2006, we own or have rights under license to 44 issued patents and 25 pending patent applications which expire between the years 2007 and 2025, compared to 43 patents in the prior year. As a matter of policy, we vigorously pursue and protect our proprietary technology positions and seek patent coverage on technology developments where appropriate. We also actively seek to license technology in fields of interest from third parties, provided such licenses are available on reasonable terms. While we believe that all of our patents and applications have value, our future success is not dependent on any single patent, application or group of patents soon to expire.

COMPETITION

We encounter aggressive competition in all aspects of our business activity. OI competes with many firms in the design, manufacture, and sale of analytical instruments, principally on the basis of product technology, performance, quality and reliability as well as product support, delivery, and price. Additional competitive factors include sales and marketing capability and access to channels of distribution. Many of our competitors have significantly greater resources than OI offering greater global market coverage, more extensive product offerings, broader access to human and technical resources, more expansive buying power with suppliers, superior brand recognition, larger market share and greater financial resources. Our past success in niche market penetration is not necessarily an indication of future results to be expected.

EMPLOYEES

As of December 31, 2006, our workforce consisted of 155 full-time employees. We employ scientists and engineers who conduct research and develop potential new products. To protect our proprietary information, we have confidentiality agreements in place with certain employees, as we deem appropriate. None of our employees are covered by a collective bargaining agreement. We believe that relations between management and our employees are satisfactory.

ENVIRONMENTAL REGULATIONS

We are in compliance with federal, state, and local laws and regulations involving the protection of the environment, to the best of our knowledge. In the normal course of business, we often handle small quantities of materials that could be deemed hazardous. However, hazardous materials are primarily introduced into our products by end users rather than by OI employees. Our compliance with federal, state, or local provisions regulating the discharge of materials into the environment or relating to the protection of the environment should have no material effect upon planned capital expenditures, future earnings or competitive position. However, to the extent that customers purchase our analytical instruments for environmental analysis to assist in their compliance with environmental regulations, changes to these regulations could affect demand for certain of our products.

SOURCES OF RAW MATERIALS

We manufacture our products from raw materials, component parts and other supplies generally available from a number of different sources with few long-term supplier contracts. For certain purchased materials, we utilize preferred sources established on the basis of quality and service. Single source suppliers provide several purchased components. We can provide no assurance that these preferred or single source suppliers will continue to make materials available in sufficient quantities, at prices, and on other terms and conditions that are adequate for our needs. However, we have no indication that any of these preferred or single source suppliers will cease to do business with us. Should we experience a cessation in our relationship with a preferred or single source supplier, we believe adequate alternate sources can be located, though at potentially increased cost. We use sub-contractors to manufacture certain product components. In some cases, these sub-contractors are small businesses that can be affected by local economic conditions and other business factors that could impact their ability to be reliable suppliers. Substitute suppliers and/or components may require reconfiguration of products, which might result in significant product changes in the view of customers and could ultimately result in our discontinuing such products.

BACKLOG OF OPEN ORDERS

Our backlog of orders on December 31, 2006 was approximately $3,856,000, compared to $2,897,000 in 2005 and $4,402,000 on December 31, 2004. The backlog at the end of 2006 was due in large part to orders for MINICAMS under governmental contracts. We generally include in the backlog only purchase orders or production releases that have firm delivery dates in the twelve-month period following our fiscal year-end. However, recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors. We anticipate that substantially all of our present backlog of orders will be shipped or completed during 2007.

SEASONALITY

Demand for our products has not historically exhibited significant seasonal variation with regard to our consolidated net revenues. However, environmental markets tend to be weaker in the first and fourth quarters of the calendar year while U.S. Federal governmental markets are often slightly stronger in the third quarter of the calendar year.

CUSTOMERS

Our customers include various military agencies of the U.S. government, industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities, environmental testing laboratories, beverage bottlers, and chiller-refrigerant companies. Sales to the U.S. government accounted for approximately 17% of revenues in 2006, 16% of revenues in 2005, and 11% of revenues in 2004. Federal, state, and municipal governments and public and private research institutions in the aggregate accounted for 24% of revenues in 2006, 25% of revenues in 2005, and 24% of revenues in 2004. A decrease in sales to these groups could have a material adverse impact on our results of operations. Export sales accounted for approximately 30% of revenues over each of the past three years.

AVAILABLE INFORMATION

     Our internet website address is http://www.oico.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

TECHNOLOGICAL CHANGE COULD CAUSE OUR PRODUCTS TO BECOME NON-COMPETITIVE OR OBSOLETE. The market for our products and services is characterized by rapid and significant technological change and quickly evolving industry standards. New product introductions responsive to these factors require significant planning, design, development, and testing. We can provide no assurance that our products will remain competitive in this fast changing environment. In addition, industry acceptance of new technologies we seek to develop may be slow to develop due to existing regulations that apply specifically to older technologies, the general unfamiliarity of users with new technologies and other factors.

WE COULD INCUR SUBSTANTIAL COSTS IN PROTECTING AND DEFENDING OUR INTELLECTUAL PROPERTY AND LOSS OF PATENT RIGHTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. We hold patents relating to various aspects of our products and believe that proprietary technical know-how is critical to many of our products. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will issue from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and technical know-how. Our competitors could also initiate litigation to challenge the validity of our patents, or may use their resources to design comparable products that do not infringe upon our patents. We could incur substantial costs in defending OI in suits brought against us or in suits in which we may assert our patent rights against others. If the outcome of any such litigation is unfavorable to us, our business and results of operations could be materially and adversely affected. In addition, we rely on trade secrets and proprietary technical know-how that we seek to protect, in part, by confidentiality agreements with our collaborators, employees, and consultants. We can provide no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed by competitors.

OUR EXTENSIVE R&D EFFORTS MAY NOT RESULT IN PRODUCTS THAT ARE SUCCESSFUL IN THE MARKETPLACE. To maintain our market share for existing products and to gain market share in new markets such as homeland security, we must invest heavily each year in R&D spending. This R&D spending often involves new technologies or updates of existing technology. We can provide no assurance that our R&D efforts to develop new technology or efforts to acquire new technology from third parties will be successful, or that new products we may develop through such efforts will be successful in the marketplace.

CONSOLIDATION IN THE ENVIRONMENTAL INSTRUMENT MARKET AND CHANGES IN ENVIRONMENTAL REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS. Environmental analysis, which represents a significant market for our products, has exhibited a trend of contraction and consolidation in recent years. Continuation of this trend could have an adverse impact on our business. In addition, most air, water, and soil analyses are conducted to comply with federal, state, local, and foreign environmental regulations. These regulations are frequently specific as to the type of technology required for a particular analysis and the level of detection required for that analysis. We develop, configure and market our products to meet customer needs created by existing and expected environmental regulations. These regulations may be amended or eliminated in response to new scientific evidence or political or economic considerations. Any significant change in environmental regulations could result in a reduction in demand for our products.

OUR RESULTS OF OPERATIONS ARE DEPENDENT ON OUR RELATIONSHIP WITH AGILENT. We operate under an original equipment manufacturer, or OEM, agreement with Agilent, which has been in place for several years. Our OEM agreement provides for no marketing cooperation between the two companies. As a result, we compete with Agilent for the same business in some cases. We can provide no assurance that Agilent will renew our OEM agreement, which is renewable annually, or that we will sustain current sales levels in the future under the Agilent OEM agreement. As we continue to evaluate alternatives, we may decide that continuing the OEM agreement is not our best strategy. A decision on our part to discontinue the agreement would place at risk a substantial part of our GC systems sales and could have a material adverse effect on our financial condition and results of operations.

ECONOMIC, POLITICAL, AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. Sales outside the U. S. accounted for approximately 30% of our revenues in 2006. We expect international sales to account for a significant portion of our future revenues. Sales to international customers are subject to a number of risks including interruption to transportation flows for delivery of finished goods to customers; changes in foreign currency exchange rates; changes in political or economic conditions in a specific country or region; trade protection measures and import or export licensing requirements; negative consequences from changes in tax laws; differing protection of intellectual property; and unexpected changes in regulatory requirements. Unfavorable developments in these areas could have a material adverse effect on our business and results of operations.

PARTS SHORTAGES OR EXCESS PARTS INVENTORY COULD ADVERSELY AFFECT OUR EARNINGS. We rely on various component parts to meet production demands. Should we encounter a shortage due to loss of a single source supplier or group of suppliers, for example, we may suffer a loss in sales, which could detrimentally impact our earnings. In certain cases, we enter into non-cancelable purchase commitments with vendors to secure components at the best available price. Should market demand for our products decline unexpectedly, we may develop excess parts inventory, which could result in inventory write-downs that would negatively impact our financial position.

AS A SMALL ORGANIZATION, WE FACE MANY RISKS INHERENT IN OPERATING A MICROCAP PUBLIC COMPANY. Because we are a relatively small organization, we have limited resources both in terms of our physical facilities and human resources. Should we suffer a catastrophic loss in either of our primary facilities, we could face a significant disruption in our business. To be successful, we rely on the performance of our employees including key executives, sales and marketing professionals, technical staff, managers and production personnel. Our ability to meet customer demand could be negatively impacted if we are unable to attract, hire, train, retain and motivate qualified employees.

In addition, as a small company, the cost of compliance with governmental regulations, including recently enacted securities laws such as the Sarbanes-Oxley Act of 2002, or SOX, continues to escalate and represents a significant expenditure of funds. We are currently documenting and further evaluating our internal control systems to comply with the assessment and attestation requirements of SOX Section 404. Our financial position and results of operation could be negatively impacted if we encounter unexpected difficulties in SOX or other regulatory compliance.

As a microcap company we have a relatively small number of shares of common stock outstanding, with insiders and holders of 5% or more shares owning a significant portion of our stock. Because of this concentration of ownership, our common stock is thinly traded and experiences some periods with no transactions. This lack of public float adversely affects the liquidity of an investment in our shares.

OUR UPCOMING IMPLEMENTATION OF A NEW COMPUTER SYSTEM COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR OPERATIONS. During 2006, we began the implementation of an enterprise resource planning, or ERP, system. Our plans are to begin using the new ERP system during the second quarter of 2007. Implementation of this new ERP system is a major undertaking for us, touching on all facets of our business and impacting virtually every employee. We have conducted and continue to perform pre-implementation testing and training. In addition, we plan to conduct post-implementation reviews to ensure that internal controls surrounding the system implementation process, application programs and the closing process are properly designed to capture all transactions while preventing material financial statement errors. Operating effectiveness of related controls will be evaluated during the implementation. Despite our rigorous planning and exhaustive efforts to ensure a smooth implementation while maintaining appropriate internal controls, we could potentially experience business disruptions and/or internal control deficiencies. A business disruption could result in a material adverse impact on our sales and results of operation while an internal control deficiency could put at risk our ability to accurately report operating results, financial position and cash flows.

WE ARE SUBJECT TO LAWS AND REGULATIONS GOVERNING GOVERNMENT CONTRACTS, AND FAILURE TO ADDRESS THESE LAWS AND REGULATIONS OR COMPLY WITH GOVERNMENT CONTRACTS COULD HARM OUR BUSINESS BY LEADING TO A REDUCTION IN REVENUE ASSOCIATED WITH THESE CUSTOMERS. In recent periods we have increased our emphasis on governmental sales and have obtained agreements relating to the sale of our products and services to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations might result in suspension of these contracts, or administrative penalties.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS MAY CAUSE US TO INCUR SIGNIFICANT EXPENSES, AND FAILURE TO MAINTAIN COMPLIANCE WITH CERTAIN GOVERNMENTAL REGULATIONS COULD NEGATIVELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS. Our products and operations are subject to various international, federal, state, local, health and safety, packaging, product content, and labor regulations as well as rules of industrial standards bodies such as the International Standards Organization. These regulations are complex, change frequently and have tended to become more stringent over time. For example, our chemical analysis products are used in the drug design and production processes to test compliance with the Toxic Substances Control Act, the Food, Drug, and Cosmetic Act, and similar regulations. As a result, we must continually adapt our chemical analysis products to changing regulations. We could incur significant expenses to comply with these regulations or to remedy violations of these regulations. The failure to comply with applicable government regulations could also result in a cessation of operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing these products.

POTENTIAL ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES COULD RESULT IN FINANCIAL RESULTS THAT DO NOT MEET EXPECTATIONS. We are well positioned to pursue acquisitions and plan to consider a growth strategy that could potentially include acquisitions, strategic alliances or joint ventures. Certain businesses acquisitions and strategic alliances in past years, including the strategic alliance with Intelligent Ion, Inc. and the acquisition of General Analysis Corporation, have produced losses or profitability well below our expectation. Businesses we may seek to acquire in the future may also fall short of our profit objectives. For an acquired business to achieve our desired level of profitability, we need to successfully assimilate the acquired company's operations and improve their market penetration. We can provide no assurance of future success in this regard. To finance potential acquisitions, we may need to raise additional funds either through public or private financing. We may have difficulty in obtaining debt financing on terms we find attractive, while equity financing can result in significant dilution to our shareholders.

Should we complete such a transaction, our financial results may differ from the investment community's expectations. In addition, acquisitions and strategic alliances often require the integration of a different company culture, management team and business infrastructure. We could potentially experience difficulty developing, manufacturing, and marketing the products of a newly acquired company in a way that enhances performance of the combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors including: retention of key employees; management of facilities and employees in separate geographic areas; retention of key customers; and the integration or coordination of different research and development, product manufacturing and sales programs and facilities. All of these efforts require varying levels of management resources that may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations and stock price could be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

OI owns a facility with space of approximately 68,650 sq.ft. located on 11.29 acres of land in College Station, Texas, and has good title, free of any encumbrances. We lease approximately 20,000 sq.ft. of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring at the end of November 2007 with an option to extend for four additional one-year renewal periods. We also lease 500 sq.ft. of office space in Edgewood, Maryland, renewable annually with an option to extend for one more one-year renewal period. We believe that the facilities we occupy are in good condition and are suitable for our present operations and that suitable space is readily available for expansion or to accommodate our operations should any of our leases not be extended.

ITEM 3. LEGAL PROCEEDINGS

On January 27, 2006, Aviv Amirav filed a lawsuit in U.S. District Court for the Southern District of New York against us and our wholly-owned subsidiary, CMS Research Corporation for (i) infringement and contributory infringement of United States patent no. 5,153,673, issued to Amirav, and (ii) breach of a license agreement between Amirav and CMS Research. On November 15, 2006, the lawsuit was settled and the case was dismissed with prejudice. We agreed to pay Amirav $175,000, $100,000 of which was paid on November 30, 2006 and $75,000 of which must be paid on or before April 4, 2007. The settlement clarifies OI's future royalty payment obligations to Amirav by confirming that OI will continue to pay royalties on the same basis as its past practice and by clarifying that OI can sell under the license to any manufacturer of gas chromatographs. The settlement also clarifies OI's royalty reporting obligations and requires a mandatory audit of royalty payments by an independent accountant before any future lawsuit by Amirav. There is no admission of fault or liability in the settlement.

From time to time, in the ordinary course of business, we have received, and in the future may receive, notice of claims against us, which in some instances have developed, or may develop, into lawsuits. For all claims, in the opinion of our management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES

COMMON STOCK MARKET INFORMATION Our common stock trades on the NASDAQ Global Market under the symbol: OICO. The ranges of high and low trade prices per share of our common stock for each quarterly period during fiscal 2006 and 2005 were as follows:

                       2006              2005
                 ---------------   ---------------
                  High      Low     High      Low
                 ------   ------   ------   ------
First Quarter    $14.49   $11.29   $11.45   $ 8.78
Second Quarter    15.00    11.09    12.99     8.20
Third Quarter     13.35     9.53    12.90    10.10
Fourth Quarter    12.13     9.59    13.63    10.28

NOTE: The above quotations represent prices between dealers, do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK As of March 15, 2007, there were approximately 786 holders of record of OI common stock.

DIVIDENDS Prior to 2006, we paid no dividends on our common stock. On March 20, 2006, our Board of Directors established an annual cash dividend of $0.20 per share, payable $0.05 per quarter. The payment of future cash dividends under the policy is subject to the continuing determination by the Board of Directors that this policy remains in the best interest of shareholders, complies with the law and does not violate any applicable agreements into which we may enter.

We declared cash dividends on all our common stock, in the amount of:

                  Quarters Ended (per share)
       -----------------------------------------------
       March 31   June 30   September 30   December 31
       --------   -------   ------------   -----------
2007     $0.05        --          --             --
2006       N/A      0.05        0.10           0.05
2005       N/A       N/A         N/A            N/A

PERFORMANCE GRAPH

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                             AMONG O.I. CORPORATION,
                     NASDAQ MARKET INDEX AND SIC CODE INDEX

                               (PERFORMANCE GRAPH)

                                 2001        2002       2003        2004        2005        2006
                                ------      -----      ------      ------      ------      -------
O.I. CORPORATION                100.00      62.46      134.60      153.09      190.77      178.48
SIC CODE INDEX                  100.00      65.91      105.47      107.84      114.34      132.77
NASDAQ MARKET INDEX             100.00      69.75      104.88      113.70      116.19      128.12

                     ASSUMES $100 INVESTED ON JAN. 01, 2002
                           ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2006

ISSUER REPURCHASES OF EQUITY SECURITIES

The following table provides information about our purchases of equity securities that are registered by us pursuant to section 12 of the Exchange Act during the quarter ended December 31, 2006.

                           Total      Average
                         Number of     Price      Total Number of Shares      Maximum Number of Shares
                           Shares    Paid per     Purchased as Part of a     that May Yet Be Purchased
         2006            Purchased     Share    Publicly Announced Program     Under the Program (1)
         ----            ---------   --------   --------------------------   -------------------------
2000 Plan (1)
October 1-October 31        1,361     $10.00               1,361                        7,544
November 1-November 30      7,544     $10.05               7,544                            0
December 1-December 31          0     $ 0.00                   0                            0
                           ------     ------              ------                      -------
   Total                    8,905                          8,905
                           ======                         ======
2006 Plan(2)
October 1-October 31            0     $ 0.00                   0                      100,000
November 1-November 30      5,322     $ 9.99               5,322                       94,678
December 1-December 31     16,987     $10.59              16,987                       77,691
                           ------     ------              ------                      -------
   Total                   22,309                         22,309
                           ======                         ======

(1) In February 2000, a plan was approved to repurchase up to 300,000 shares of OI common stock with no specified expiration date.

(2) In August 2006, a plan was approved to repurchase up to 100,000 shares of OI common stock with no specified expiration date. Purchases under this plan were suspended in January 2007.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the Company's selected historical financial data for each of the five years in the period ended December 31, 2006. The selected historical financial data set forth below has been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

($ in thousands, except per
share amounts)                           2006      2005      2004      2003      2002
                                       -------   -------   -------   -------   -------
Income statement data:
Net revenues                           $30,264   $29,853   $28,480   $25,206   $23,683
Cost of revenues                        14,904    14,675    14,012    13,286    13,279
   Gross profit                         15,360    15,178    14,468    11,920    10,404
Selling, general, and administrative
   Expenses                              9,374     8,798     8,219     7,225     7,258

Research and development expenses        3,117     3,670     2,998     2,698     2,246
Impairment of intangible assets             --        --        --        --       346
Acquired in-process research and
   Development                              --        --       483        --        --
   Operating income                      2,869     2,710     2,768     1,997       554
Interest and other income, net             615       515       426       412       317
Loss/impairment of investment in
   unconsolidated investee                  --        --       976        24        --
Income before income taxes               3,484     3,225     2,218     2,385       871
Provision for income taxes               1,075       739       456       750       213
Net income                               2,409     2,486     1,762     1,635       658
Basic earnings per share               $  0.84   $  0.88   $  0.63   $  0.59   $  0.24
Diluted earnings per share             $  0.81   $  0.85   $  0.61   $  0.58   $  0.24

Balance sheet data:
Total assets                           $30,512   $28,159   $25,387   $22,707   $20,982
Working capital                         20,218    18,508    15,989    13,105    12,355
Stockholders' equity                    24,613    22,768    20,187    18,239    16,551
Cash dividends declared per share      $  0.20        --        --        --        --

Common size income statement data:
Net revenues                             100.0%    100.0%    100.0%    100.0%    100.0%
Cost of revenues                          49.3      49.2      49.2      52.7      56.1
                                       -------   -------   -------   -------   -------
   Gross profit                           50.7      50.8      50.8      47.3      43.9

Selling, general, and administrative
   Expenses                               30.9      29.4      28.9      28.7      30.7
Research and development expenses         10.3      12.3      10.5      10.7       9.5
Impairment of intangible assets             --        --        --        --       1.4
Acquired in-process research and
   Development                              --        --       1.7        --        --
                                       -------   -------   -------   -------   -------
   Operating income                        9.5       9.1       9.7       7.9       2.3
Interest and other income, net             2.0       1.7       1.5       1.6       1.3
Loss/impairment of investment in
   unconsolidated investee                  --        --       3.4       0.1        --
                                       -------   -------   -------   -------   -------
   Income before income taxes             11.5      10.8       7.8       9.4       3.6
Provision for income taxes                 3.5       2.5       1.6       2.9       0.9
                                       -------   -------   -------   -------   -------
   Net income                              8.0%      8.3%      6.2%      6.5%      2.7%
                                       =======   =======   =======   =======   =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTENTS

     This item of the annual report on Form 10K is divided into the following sections:

     - Executive Summary - Provides a brief overview of the year's results and known uncertainties expected to have an effect on future results.

     - Critical Accounting Estimates - Discusses the most significant accounting estimates that we believe are essential to aid in understanding our reported financial results.

     - Results of Operations - Analyzes our financial results comparing sales, operating margins and expenses to prior periods including our expectation of trends and uncertainties on future results.

     - Liquidity and Capital Resources - Analyzes our cash flow from operating, investing and financing activities and further discusses current and projected liquidity.

     -    Inflation - Reviews the impact of inflation on reported results.

     - Market Risk - Discusses our exposure to market risk sensitive instruments commonly referred to as derivatives.

                                EXECUTIVE SUMMARY

During 2006, we continued our positive financial performance increasing our stockholders' equity by 8.1% and generating strong positive cash flow from operations. This enabled us to increase our cash and investments by $2,159,000 while offering a $0.20 annual dividend to shareholders for the first time in our history. Our overall net revenues increased slightly despite a weak domestic market on the strength of higher service revenues largely attributable to the Wyle contract under which we developed for NASA a prototype TOC analyzer for potential use on the International Space Station, and growth in international product sales. We feel that there will continue to be growth opportunities in both governmental and international sales.

Our margins held steady during the year, but our Selling, general and administrative, or SG&A, expenses increased significantly due largely to legal expenses in the Aviv Amirav lawsuit settled during the fourth quarter of 2006. Research and development, or R&D, expenses declined in 2006 because of the reclassification of certain expenses to cost of goods sold in connection with the Wyle contract. We feel this contract has been very beneficial, allowing us to pursue and develop new technology we can exploit commercially while providing funding for the research and development required.

Our higher sales, coupled with lower R&D expense, more than offset increased SG&A costs enabling us to generate a 5.8% increase in operating income for the year. Despite our increase in operating income and sharply higher interest income in 2006, net income declined due to an increase in our effective tax rate.

Looking ahead, we anticipate continued high SG&A expenses for 2007. A special investigation related to certain past stock option activity was initiated during the first quarter of 2007 and resulted in legal expenses of approximately $1,250,000 in the first quarter of 2007. We expect overall sales growth to be minimal during the coming year due to the continued weak domestic environmental instrument market. Our recent investment in updating our current product lines has been critical in maintaining domestic market share and we are working diligently to develop new products and technologies for future growth. However, we do not expect new product sales to significantly increase our 2007 revenues. To promote sales growth, we have implemented certain international sales initiatives that should continue expansion in this area. Further, we feel there are additional opportunities to increase governmental sales in certain areas. Our goal is to pursue these opportunities to fund research and development that can be later utilized for commercial applications.

We are currently well positioned to pursue acquisitions with $13,700,000 in cash and investments on hand as of December 31, 2006 and with no outstanding bank debt. We continue to pursue a two-pronged, long-term growth strategy of organic expansion through development of new products and applications in addition to acquisition of new companies or product lines. While there is significant risk inherent in a growth by acquisition strategy, we continue to evaluate potential acquisition candidates. We believe our efforts will provide longer-term growth, but feel it is unlikely that 2007 sales results will be significantly impacted by our current growth plans. As a result, for 2007 we anticipate minimal sales growth and may experience a decline in overall profitability due to the significant expenses incurred in connection with the stock option investigation.

                          CRITICAL ACCOUNTING ESTIMATES

Our preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we utilize key accounting policies and make certain estimates that could significantly influence the results of operations and financial position. The most critical of these accounting policies and estimates include revenue recognition policies and related warranty reserves, the valuation allowance for inventories and uncollectible accounts receivable and intangible asset valuation.

REVENUE RECOGNITION AND WARRANTY RESERVES We derive revenue from three sources: system sales, part sales and services. For system sales and parts sales, we generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer and collection is reasonably assured. Our sales are typically not subject to rights of return, and historically we have not experienced significant sales returns. We generally record system sales that include installation services as multiple-element arrangements. In these situations, we recognize product revenue upon shipment but defer the installation service revenue until the installation is complete. We defer revenue recognition for the fair value of any undelivered elements, such as accessories ordered by customers, until the completion of delivery to the customer. For certain system sales that involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, we do not recognize revenue until we receive customer acceptance. We record any deferred revenue from such system sales as an accrued liability.

Our products generally have a warranty ranging from 90 days to one year. Upon expiration of the warranty period, the customer may purchase an extended product warranty typically covering an additional period of one year. We generally invoice extended warranty billings to the customer at the beginning of the contract term and recognize the related revenue ratably over the duration of the contract. Unearned extended warranty revenue is treated as an accrued liability.

We record a reserve for warranty expenditures and periodically adjust the amount of the reserve as required to reflect actual warranty experience. In determining the warranty reserve, we consider our historical experience and various additional factors including expected product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from our estimates, the estimated warranty liability could prove to be significantly over- or understated. As of December 31, 2006 and 2005, our warranty liability totaled $662,000 and $636,000 respectively.

ACCOUNTS RECEIVABLE We maintain an allowance for doubtful accounts representing our estimate of that portion of accounts receivable which we may be unable to collect from customers. Customer receivables may prove uncollectible for a variety of reasons including deterioration of customer financial condition, damage during shipment, or dissatisfaction with product performance. We regularly assess potential doubtful accounts and use the best information available, including customer correspondence and credit reports. Though our bad debts have not historically been significant, we could experience increased bad debt expense should a major customer or market segment experience a financial downturn or our estimate of uncollectible accounts, which is based on our historical experience, prove to be inaccurate.

INVENTORIES Our inventories consist primarily of electronic equipment and various components. We operate in a fast-paced industry with frequent technological advances and new product introductions. Such occurrences can significantly impair customer demand for our products and the related inventory we have on hand. We regularly evaluate our inventory and maintain a reserve for excess or obsolete inventory. Generally, we record an impairment allowance for products with no movement in over six months that we believe to be either unsalable, or salable only at a reduced selling price. We further use our judgment in evaluating the recoverability of all inventory based upon known and expected market conditions as well as future product plans. Should our competitors introduce a new technology or product that renders our current products obsolete, our allowance for inventory impairment may be inadequate.

Our inventory obsolescence charges totaled approximately $42,000 in fiscal 2004, approximately $67,000 in fiscal 2005 and approximately $109,000 in fiscal 2006. The inventory impairment allowance account totaled approximately $999,000 and $906,000 at December 31, 2006 and 2005, respectively.

INTANGIBLE ASSETS Our intangible assets consist primarily of intellectual property, including patents and patent applications. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, we review the recoverability and estimated useful lives of our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. As a result of our reviews, we have not recorded any material charges during 2006, 2005 or 2004.

RESULTS OF OPERATIONS

The following table summarizes the results of the Company's operations for each of the past three years. All percentage amounts were calculated using the underlying data in thousands.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------
                                                          PERCENTAGE             PERCENTAGE
                                                           INCREASE               INCREASE
                                                  2006    (DECREASE)     2005    (DECREASE)     2004
                                                -------   ----------   -------   ----------   -------
Total net revenues                              $30,264        1%      $29,853        5%      $28,480
Total cost of revenues                           14,904        2%       14,675        5%       14,012
                                                -------                -------                -------
Gross profit                                     15,360        1%       15,178        5%       14,468
Selling, general, and administrative expenses     9,374        7%        8,798        7%        8,219
Research and development expenses                 3,117      (15%)       3,670       22%        2,998
Acquired in-process research and
   development                                       --       --            --     (100%)         483
Impairment of intangible assets                      --       --            --       --            --
                                                -------                -------                -------
Operating income                                  2,869        6%        2,710       (2%)       2,768
Interest and other income                           615       19%          515       21%          426
Loss from unconsolidated investee                    --       --            --     (100%)        (208)
Impairment of investment in unconsolidated
   Investee                                          --       --            --     (100%)        (768)
                                                -------                -------                -------
Income before income taxes                        3,484        8%        3,225       45%        2,218
Provision for income taxes                        1,075       45%          739       62%          456
                                                -------                -------                -------
Net income                                        2,409       (3%)       2,486       41%        1,762
                                                =======                =======                =======
Basic earnings per share                        $  0.84       (5%)     $  0.88       40%      $  0.63
Diluted earnings per share                      $  0.81       (5%)     $  0.85       39%      $  0.61

2006 Compared to 2005

NET REVENUES. Total net revenues for the year ended December 31, 2006 increased $411,000, or 1%, to $30,264,000, compared to $29,853,000 for the same period of the prior year due primarily to higher service revenues. Sales from services increased $1,481,000, or 44%, to $4,812,000, compared to $3,331,000 for the same period of the prior year. Our strong growth in service revenues was largely attributable to billings in connection with the Wyle contract of $1,435,000. Under this agreement, we developed a prototype TOC analyzer, in conjunction with Wyle, for potential use on the International Space Station. In addition to the short-term benefit of higher 2006 service revenues, we believe the technology developed under this program will provide future new product opportunities in our commercial markets.

During 2006, our product revenues decreased $1,071,000, or 4%, to $25,451,000 compared to $26,522,000 for the same period last year. This decline was attributable to the weak domestic environmental instrument market with domestic products revenue down slightly for the year. Two of the industry's largest companies, Severn Trent and

Test America, announced a merger, providing a further indication of the continuing consolidation in the environmental instrument market. Both of these companies have been our customers, but their purchases were postponed during the latter part of 2006. At this time we cannot estimate the impact on future sales from this merger. Despite the decline in overall product sales, we feel our efforts in recent years to enhance our primary product lines have allowed us to maintain, or in some cases grow, our market share in the GC and TOC product areas. For example, sales of Automated Chemistry Analyzers, GPC products, and refrigerant monitoring products increased in 2006 compared to last year, due in part to our product development efforts.

Although domestic product sales declined, our international product revenues continued to grow and increased as a percentage of total revenues. International sales were particularly strong in Europe with sales also up in Asia on an overall basis. However, sales were weaker in China and Taiwan and sales declined slightly in Latin America. We remain optimistic about international sales growth opportunities, particularly in the China market, and plan to increase our international sales efforts.

GROSS PROFIT. As a percentage of net revenues, our gross profit for the year ended December 31, 2006 was unchanged from the prior year. Although the overall gross profit percentage was unchanged, margins on our sales of products improved 0.8% on lower discounting during the year, while our margins on services declined by 6.7% due to the impact of the Wyle contract. Because of our higher net revenues in 2006, gross profit increased $182,000, or 1%, to $15,360,000, compared to $15,178,000 in 2005.

SELLING, GENERAL AND ADMINISTRATIVE, OR SG&A EXPENSES. SG&A expenses for the year ended December 31, 2006 increased $576,000, or 7%, to $9,374,000, compared to $8,798,000 for the prior year. Several factors contributed to this increase, including: legal fees associated with the Aviv Amirav lawsuit settled during the fourth quarter; higher audit and tax preparation fees, expenses related to our board of directors, which increased in size during 2006; and the implementation of SFAS 123(R) in 2006 which requires the expensing of stock options upon issuance. SG&A expense increased as a percentage of revenues for the year ended December 31, 2006 to 30.9%, compared to 29.4% in the same period of the prior year.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses for the year ended December 31, 2006 decreased $553,000, or 15%, to $3,117,000 compared to $3,670,000 for the same period of the prior year. R&D expenses represented 10.3% of revenues for the year ended December 31, 2006 and 12.3% of revenues for the same period of the prior year. The decrease in R&D expenses for the year ended December 31, 2006 was primarily due to certain R&D personnel resources being assigned to perform work under the agreement with Wyle. Expenses relating to such work are accounted for as service cost of sales. Certain R&D resources assigned to this project during 2006 have returned to internal R&D projects. However, these resources could again be assigned to contract work if we are successful in obtaining additional research contracts. We expect future R&D expenses to increase, though government funding for such research could minimize the growth in our reported R&D expenditures. We remain committed to our previously announced plan to increase research and development in an effort to bring new and innovative products to market, including a mass spectrometer product. Execution of this strategy has taken longer than expected because we are conducting research in an attempt to develop an entirely new detector for use in the field of MS. We continue to believe the technology we are developing will be successful, though significant challenges and risks remain. This technology represents a significant revenue opportunity for us if it performs as we anticipate.

OPERATING INCOME. Operating income for the year ended December 31, 2006 increased $159,000, or 6%, to $2,869,000, compared to $2,711,000 for the same period of the prior year. This increase in operating income for the year ended December 31, 2006 is primarily attributable to increased revenues and gross profit and lower R&D expenses, partially offset by higher SG&A expenses.

INTEREST AND OTHER INCOME. Interest income increased to $381,000 for the year ended December 31, 2006, up $158,000 from 2005 due primarily to higher interest rates on invested funds and increased funds invested during the year. Other income, which consists primarily of preferred stock dividends, declined to $234,000 during 2006 compared to $291,000 in the prior year due to reduced investments in preferred stock.

PROVISION FOR INCOME TAXES. Our provision for income taxes increased $336,000 for the year ended December 31, 2006 totaling $1,075,000, compared to $739,000 for the prior year. During 2006, the effective tax rate was 30.8%. This is primarily due to certain permanent differences between our book income and taxable income that lower our tax liability. These permanent differences include the dividends received deduction and extraterritorial income exclusion,

Domestic Production Activities Deduction, or DPAD, as well as R&D credits. The effective tax rate for 2005 was 22.9%. The increase over the prior year was primarily due to a decrease in deductions. In 2005 we realized additional R&D credits relating to tax years 2001 through 2004. The R&D credits resulted in $237,000 of additional reductions to the tax liability.

NET INCOME. Net income for the year ended December 31, 2006 decreased $77,000, or 3%, to $2,409,000, compared to net income of $2,486,000 in the same period of the prior year, primarily due to an increase in the provision for income taxes and higher SG&A expense, partially offset by an increase in net revenues and gross margin, lower R&D expense and higher interest income.

2005 Compared to 2004

NET REVENUES. Total net revenues for the year ended December 31, 2005 increased $1,373,000, or 5%, to $29,853,000, compared to $28,480,000 for the same period of the prior year. Net revenue growth was driven by higher sales of the MINICAMS(R) air monitoring system, gas chromatography (GC) components and systems, Total Organic Carbon (TOC) analyzers, and Automated Chemistry Analyzers.

Both domestic revenues and international revenues increased for the year ended December 31, 2005, compared to the same period of the prior year. International revenues decreased, however, as a percentage of total revenues, because sales into Asia slowed, offsetting increases in Europe for the year ended December 31, 2005, compared to the same period of the prior year. During the second quarter of 2004, we increased our presence in Asia by opening a representative office in China, with additional staff added in 2005 to further improve customer support.

Revenues from both products and services increased for the year ended December 31, 2005, compared to the same period of the prior year. Revenues from services increased $413,000, or 14%, to $3,331,000, compared to $2,918,000 for the same period of the prior year. Service revenues increased primarily due to approximately $253,000 in service revenue recognized in the second quarter resulting from payment received for services the Company performed at risk in the fourth quarter of 2004.

GROSS PROFIT. Gross profit for the year ended December 31, 2005 increased $710,000, or 5%, to $15,178,000, compared to $14,468,000 for the same period of the prior year. Gross profit represented 50.8% of revenues for the year ended December 31, 2005, unchanged from the prior year. The increase in gross profit during 2005, resulted primarily from increased revenues.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses for the year ended December 31, 2005 increased $579,000, or 7%, to $8,798,000, compared to $8,219,000 in 2004 due primarily to increases in service, marketing and applications costs. SG&A expense increased as a percentage of revenues for the year ended December 31, 2005 to 29.5%, compared to 28.9% in 2004.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses for the year ended December 31, 2005 totaled $3,670,000, an increase of $672,000, or 22%, compared to the prior year. R&D expenses represented 12.3% of revenues for the year ended December 31, 2005 and 10.5% of revenues for the same period of the prior year. The increase in R&D expenses for the year ended December 31, 2005 was primarily due to increased expense related to development of a potential new GC Mass Spectrometer (MS) product. As a result of our purchase of Intelligent Ion, Inc., or III, we increased our in-house development efforts related to this potential new product.

OPERATING INCOME. Operating income for the year ended December 31, 2005 decreased $57,000, or 2%, to $2,711,000, compared to $2,768,000 for the same period of the prior year. The decrease in operating income for the year ended December 31, 2005 was primarily due to increased R&D and SG&A expenditures, partially offset by higher revenues and reduced acquired in-process R&D expenditures.

INTEREST AND OTHER INCOME. Other income, net, which is comprised of interest and dividend income from investments, interest income from customer leases, and gain/loss from dispositions of Company property, increased by $89,000, or 21%, to $515,000, compared to $426,000 for the same period of the prior year, primarily due to interest income from higher levels of invested funds and increasing interest rates.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $283,000 for the year ended December 31, 2005 to a provision of $739,000, compared to $456,000 for the same period of the prior year. The effective tax rate was 22.9% for the year ended December 31, 2005. This is primarily due to certain permanent differences between our book income and taxable income that lowers our tax liability, such as dividends received deduction, extraterritorial income exclusion, and past and future R&D credits. The past R&D credits amounted to approximately $237,000 and relate to the fiscal years 2001 to 2004. This amended all eligible past tax years. The effective tax rate for the same period of the prior year was 20.5%. The increase over the prior year was primarily due to a decrease in deductions for foreign sales, and a reduction in 2004 tax due to correcting the previous year's tax accrual that did not recur in 2005.

                         LIQUIDITY AND CAPITAL RESOURCES

We consider a number of liquidity and working capital performance ratios in evaluating our financial condition. The following table includes certain ratios, working capital information and summarized cash flows for use in understanding our current liquidity and recent trends in this area:

($ in thousands)                                   2006      2005      2004
                                                 -------   -------   -------
             LIQUIDITY AND WORKING CAPITAL PERFORMANCE MEASURES

Ratio of current assets to current liabilities       4.4       4.4       4.1
Total liabilities to equity                           24%       24%       26%
Working capital                                  $20,218   $18,508   $15,989
Cash, cash equivalents & investments             $13,726   $11,567   $10,127

                    CHANGES IN CASH AND CASH EQUIVALENTS

Net cash provided by (used in)
   Operating activities                          $ 3,479   $ 1,930   $ 2,024
   Investing activities                           (1,740)   (1,958)   (3,610)
   Financing activities                             (801)      214       258

Net increase/(decrease) in:
   Cash and cash equivalents                         938       186    (1,328)
Cash and cash equivalents:
   Beginning of year                               1,727     1,541      2,869
   End of year                                     2,665     1,727      1,541

Cash provided by operating activities during 2006 increased $1,549,000 from the prior year, due primarily to improved accounts receivable collections partially offset by increased inventory. We further benefited from a higher accounts payable balance, which was attributable to certain inventory purchases as well as some consulting work performed near year end. Our strong earnings continued to drive our positive cash flow from operations in 2006.

Cash used by investing activities totaled $1,740,000 in 2006, a decline of $218,000 from 2005 despite a $262,000 increase in purchases of property plant and equipment. Our reduced purchases of investments were the primary cause of the decrease in cash used by investing activities as we kept more assets in cash at the end of 2006 compared to the previous year.

Our strong cash flow from operations enabled us to initiate a cash dividend and resume purchase of treasury stock, the two primary factors in the use of funds by financing activities. We repurchased 41,331 shares in 2006 at an average price of $10.62 per share. While our Stock repurchase plan was suspended in January 2007 in connection with the commencement of our stock option investigation, if our Board reauthorizes our repurchase plan we may purchase up to an additional 77,691 shares under our current stock repurchase program. In the future, we may seek an expansion of this program if repurchases continue to be attractive.

We continued to improve our liquidity in 2006 as evidenced by our $2,159,000 increase in cash, cash equivalents and marketable securities. Our liquidity and financial strength are further demonstrated by our continued high current ratio, consistent liability to equity ratio and growth in working capital. Our liquid assets should be more than adequate to fund working capital, R&D and capital expenditures for the near term. As previously discussed, we are considering acquisition opportunities involving new products or businesses as well as joint ventures and strategic alliances. Such transactions may require additional funding. We believe that such funding should be available through traditional institutional debt financing, other third party financing or through issuance of additional stock. However, we can provide no assurance required funding would be available on favorable terms within the time frame that may be required. We may also use our capital resources to enhance our competitive position in the marketplace by providing favorable credit terms to customers or through other sales and marketing initiatives.

AGGREGATE CONTRACTUAL OBLIGATIONS

                                              Payments Due by Period
                           -----------------------------------------------------------
                                         Less than                           More than
Contractual Obligations       Total       1 Year     1-3 years   3-5 years    5 years
-----------------------    ----------   ----------   ---------   ---------   ---------
Operating Leases           $  225,520   $  201,933    $23,587       -0-         -0-
Purchase Obligations (1)    2,182,956    2,182,956        -0-       -0-         -0-
                           ----------   ----------     ------       ---         ---
   Total                   $2,408,476   $2,384,889     23,587       -0-         -0-
                           ==========   ==========     ======       ===         ===

(1) Open purchase orders primarily for raw materials, component parts, and other supplies that the Company uses to manufacture its products.

We conduct certain operations in leased facilities under an operating lease expiring on November 30, 2007. Future minimum rental payments under this lease are $177,000 for 2007.

SEGMENT INFORMATION. We manage our businesses primarily on a product and services basis. We report our operations as a single segment. See Note 15 of our consolidated financial statements for additional segment data.

Management is not aware of any commitments or contingent liabilities that would have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

                                    INFLATION

Historically, neither inflation nor changing prices have had a material impact on our net revenues or results of operations. However, future inflationary trends could potentially impact our sales and earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK. The Company is exposed to a variety of market risks, including changes in interest rates and the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments.

The fair value of the Company's investments in debt and equity securities at December 31, 2006 and December 31, 2005 was $11,062,000 and $9,841,000,
respectively. Year-to-date unrealized losses in the fair value of some of those investments are primarily due to recent increases in interest rates. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. The Company's investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stocks. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. Approximately $23,000 was realized as a loss on the sales of such investments for the year ended December 31, 2006.

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

The Company's Audit Committee, composed of at least three independent members of the Board of Directors who are not employees of the Company, meets regularly with representatives of management and the independent registered public accountants to monitor the functioning of the accounting and control systems and to review the results of the audit performed by the independent registered public accountants. The independent registered public accountants and Company employees have full and free access to the Audit Committee without the presence of management.

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

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
O. I. Corporation:

We have audited the accompanying consolidated balance sheets of O. I. Corporation (an Oklahoma corporation) and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O. I. Corporation and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", on a modified prospective basis as of January 1, 2006.

As discussed in Note 2 to the consolidated financial statements, an adjustment has been made to retained earnings as of January 1, 2004 to correct certain errors resulting in understatement of previously reported stock-based compensation expense.


/s/ GRANT THORNTON LLP

Houston, Texas
March 28, 2007

                                O. I. CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31
                                                                           -------------------------
                                                                               2006          2005
                                                                           -----------   -----------
                                                                                           Restated
                                 ASSETS

Current assets:
   Cash and cash equivalents                                               $ 2,664,736   $ 1,726,645
   Accounts receivable-trade, net of allowance for doubtful accounts of
      $298,804 and $325,940, respectively                                    5,959,971     6,324,499
   Investment in sales-type leases-current portion                             213,194       307,526
   Investments, at market                                                   11,061,650     9,840,704
   Inventories, net                                                          5,013,824     4,616,778
   Current deferred income tax assets                                        1,011,785       904,400
   Other current assets                                                        191,591       178,774
                                                                           -----------   -----------
      Total current assets                                                  26,116,751    23,899,326

Property, plant and equipment, net                                           3,279,001     3,229,386
Investment in sales-type leases, net of current                                142,824       189,782
Long-term deferred income tax assets                                           605,027       538,654
Intangible assets, net                                                         340,679       275,755
Other assets                                                                    27,700        26,319
                                                                           -----------   -----------
Total assets                                                               $30,511,982   $28,159,222
                                                                           ===========   ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                                 $ 1,858,699   $ 1,427,626
   Accrued liabilities                                                       4,040,111     3,963,703
                                                                           -----------   -----------
      Total current liabilities                                              5,898,810     5,391,329
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,000,000 shares authorized, no
      shares issued and outstanding                                                 --            --
   Common stock, $0.10 par value, 10,000,000 shares authorized,
      4,103,377 shares issued                                                  410,338       410,338
   Additional paid-in capital                                                4,964,766     4,745,270
   Treasury stock, 1,235,807 and 1,249,572 shares, respectively, at cost    (5,707,386)   (5,456,134)
   Retained earnings                                                        24,963,333    23,130,937
   Accumulated other comprehensive (loss) income, net                          (17,879)      (62,518)
                                                                           -----------   -----------
                                                                            24,613,172    22,767,893
                                                                           -----------   -----------
Total liabilities and stockholders' equity                                 $30,511,982   $28,159,222
                                                                           ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                O. I. CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Years Ended December 31
                                                         ---------------------------------------
                                                             2006          2005          2004
                                                         -----------   -----------   -----------
Net revenues:
   Products                                              $25,451,487   $26,521,944   $25,562,048
   Services                                                4,812,302     3,330,859     2,917,566
                                                         -----------   -----------   -----------
Total net revenues                                        30,263,789    29,852,803    28,479,614

Cost of revenues:
   Products                                               12,474,529    13,214,920    12,563,276
   Services                                                2,429,712     1,459,805     1,448,772
                                                         -----------   -----------   -----------
Total cost of revenues                                    14,904,241    14,674,725    14,012,048
                                                         -----------   -----------   -----------
   Gross profit                                           15,359,548    15,178,078    14,467,566

Selling, general and administrative expenses               9,373,688     8,797,890     8,218,685
Research and development expenses                          3,117,240     3,669,670     2,998,044
Acquired in-process research and development                      --            --       483,140
                                                         -----------   -----------   -----------
   Operating income                                        2,868,620     2,710,518     2,767,697
Other income:
   Interest income, net                                      381,134       223,322       102,990
   Other income                                              233,992       291,325       322,810
   Loss from unconsolidated investee                              --            --      (207,914)
   Impairment of investment in unconsolidated investee            --            --      (767,900)
                                                         -----------   -----------   -----------
      Income before income taxes                           3,483,746     3,225,165     2,217,683
Provision for income taxes                                (1,074,575)     (739,401)     (455,546)
                                                         -----------   -----------   -----------
      Net income                                         $ 2,409,171   $ 2,485,764   $ 1,762,137
                                                         ===========   ===========   ===========
Basic earnings per share                                 $      0.84   $      0.88   $      0.63
                                                         ===========   ===========   ===========
Diluted earnings per share                               $      0.81   $      0.85   $      0.61
                                                         ===========   ===========   ===========
Weighted average number of shares outstanding:
      Basic shares                                         2,876,456     2,836,506     2,793,619
      Diluted shares                                       2,983,406     2,917,715     2,874,194

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                O. I. CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31,
                                                                   ----------------------------------------
                                                                       2006           2005          2004
                                                                   ------------   -----------   -----------
Cash flows from operating activities:
   Net income                                                      $  2,409,171   $ 2,485,764   $ 1,762,137
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                  578,653       556,058       540,825
         Stock based compensation                                       129,189            --            --
         Acquired in-process research & development                          --            --       483,140
         Provision for obsolete inventory                               109,301        66,897        42,461
         Deferred income tax expense/(benefit)                         (196,752)     (377,285)       78,157
         Tax benefit from stock options exercised                       (63,229)           --            --
         Loss/(gain) on disposition of property                          10,103        (5,002)       (7,805)
         Loss/(gain) on sale of securities                               22,863          (756)       18,520
         Loss from unconsolidated investee                                   --            --       207,914
         Impairment of investment in Intelligent Ion, Inc. (III)             --            --       767,900
   Changes in assets and liabilities
         Accounts receivable                                            364,528    (1,426,209)     (538,734)
         Inventories                                                   (506,347)      328,119    (1,979,607)
         Other current assets and investments in
            sales-type leases                                           (11,990)       71,679       (81,916)
         Accounts payable                                               431,073      (469,167)      590,717
         Accrued liabilities                                            139,637       700,226       140,346
                                                                   ------------   -----------   -----------
            Net cash provided by operating activities                 3,416,200     1,930,324     2,024,055
                                                                   ------------   -----------   -----------
Cash flows from investing activities:
   Purchase of Intelligent Ion, Inc. assets                                  --            --      (588,140)
   Purchase of property plant, and equipment                           (629,028)     (367,180)     (504,088)
   Proceeds from sale of property plant, and equipment                    6,976         5,893        10,422
   Purchase of investments                                          (11,996,046)   (7,481,696)   (4,018,650)
   Maturity/proceeds from sales of investments                       10,958,952     5,935,592     1,442,281
   Cash value of life insurance                                              --            --        53,573
   Change in other assets                                               (81,243)      (50,911)       (5,520)
                                                                   ------------   -----------   -----------
            Net cash used in investing activities                    (1,740,389)   (1,958,302)   (3,610,122)
                                                                   ------------   -----------   -----------
Cash flows from financing activities:
   Purchase of treasury stock                                          (438,870)           --            --
   Proceeds from issuance of treasury stock                             214,696       213,623       257,821
   Tax benefit from stock options exercised                              63,229            --            --
   Payment of cash dividends on common stock                           (576,775)           --            --
                                                                   ------------   -----------   -----------
            Net cash (used in) provided by financing activities        (737,720)      213,623       257,821
                                                                   ------------   -----------   -----------
Net increase (decrease) in cash and cash equivalents                    938,091       185,645    (1,328,246)
   Beginning of year                                                  1,726,645     1,541,000     2,869,246
                                                                   ------------   -----------   -----------
   End of year                                                     $  2,664,736   $ 1,726,645   $ 1,541,000
                                                                   ============   ===========   ===========
Supplemental disclosures of cash flow information:
   Cash paid during year for:
      Income taxes                                                      891,154       738,717       635,021

Non-cash investing and financing activities:
   Offset of notes for advances to III in exchange for
      III assets                                                             --            --       420,809

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                O. I. CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                         Accumulated
                                               Common Stock      Additional                               Other Com-       Total
                                           -------------------    Paid-In      Treasury      Retained     prehensive   Stockholders'
                                             Shares    Amount     Capital        Stock       Earnings   Income/(Loss)      Equity
                                           ---------  --------  -----------  ------------  -----------  -------------  -------------
Balance, January 1, 2004                   4,103,377  $410,338  $4,338,100   $(5,930,742)  $19,254,036    $ 167,117     $18,238,849
   Restatement                                                     371,000                    (371,000)
Balance, January 1, 2004-Restated          4,103,377   410,338   4,709,100    (5,930,742)   18,883,036      167,117      18,238,849
                                           ---------  --------  ----------   -----------   -----------    ---------     -----------
   Issuance of 57,301  shares from
      treasury for exercise of stock
      options                                                      (16,001)      252,022                                    236,021
   Issuance of 2,584 shares from treasury
      to Employee Stock                                              3,998        17,802                                     21,800
Purchase Plan
   Comprehensive income:
   Unrealized loss on investments, net of
      deferred tax benefit of $30,499                                                                       (71,711)
   Net income                                                                                1,762,137
   Total comprehensive income                                                                                             1,690,426
                                           ---------  --------  ----------   -----------   -----------    ---------     -----------
Balance, December 31, 2004-Restated        4,103,377   410,338   4,697,097    (5,660,918)   20,645,173       95,406      20,187,096
                                           ---------  --------  ----------   -----------   -----------    ---------     -----------
   Issuance of 44,067  shares from
      treasury for exercise of stock
      options                                                       (5,023)      195,200                                    190,177
   Issuance of 2,178 shares from treasury
      to Employee Stock                                             13,862         9,584                                     23,446
Purchase Plan
   Excess tax benefit for disqualifying
      employee incentive
      stock option dispositions                                     39,334                                                   39,334
   Comprehensive income:
   Unrealized loss on investments, net of
      deferred tax benefit of $81,360                                                                      (157,924)
   Net income                                                                                2,485,764
   Total comprehensive income                                                                                             2,327,840
                                           ---------  --------  ----------   -----------   -----------    ---------     -----------
Balance, December 31, 2005-Restated        4,103,377   410,338   4,745,270    (5,456,134)   23,130,937      (62,518)     22,767,893
                                           ---------  --------  ----------   -----------   -----------    ---------     -----------
   Purchase of 42,994 shares of treasury
      stock                                                                     (438,870)                                  (438,870)
   Issuance of 42,665 shares from
      treasury for exercise of stock
      options                                                       12,255       177,511                                    189,766
   Issuance of 2,094 shares from treasury
      to Employee Stock                                             14,823        10,107                                     24,930
Purchase Plan
   Stock-based compensation expense                                129,189                                                  129,189
   Dividends paid                                                                             (576,775)                    (576,775)
   Excess tax benefit for disqualifying
      employee incentive
      stock option dispositions                                     63,229                                                   63,229
   Comprehensive income:
   Unrealized gain on investments, net of
      deferred tax expense of $22,994                                                                        44,639
   Net income                                                                                2,409,171
   Total comprehensive income                                                                                             2,453,810
                                           ---------  --------  ----------   -----------   -----------    ---------     -----------
Balance, December 31, 2006                 4,103,377  $410,338  $4,964,766   $(5,707,386)  $24,963,333    $ (17,879)    $24,613,172
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

                                O. I. CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

O. I. Corporation, an Oklahoma corporation, was organized in 1963. O.I. Corporation designs, manufactures, markets, and services analytical, monitoring, and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds in air and water.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of O. I. Corporation and its wholly owned subsidiary (collectively, the "Company" or "OI"). All significant intercompany transactions and balances have been eliminated in the consolidated financial statements. The Company used the equity method to account for its unconsolidated investee.

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

Our products generally carry a warranty ranging from 90 days to one year. Once the warranty period has expired, the customer may purchase an extended product warranty typically covering an additional period of one year. Extended warranty billings are generally invoiced to the customer at the beginning of the contract term. Revenue from extended warranties is deferred and recognized ratably over the duration of the contract. Unearned extended warranty revenue is included in unearned revenues in accrued liabilities in the accompanying consolidated balance sheets.

SHIPPING AND HANDLING COSTS Shipping and handling costs are included in products cost of revenues.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2006 and 2005 are temporary cash investments in money market funds of $850,000 and 792,000 of which $704,000 and $313,000, respectively was uninsured. Additionally, the Company had at December 31, 2006 and 2005, $99,000 and $215,000, respectively, of cash balances in excess of the Federal Deposit Insurance Corporation limits.

ACCOUNTS RECEIVABLE The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments and for estimated sales returns. Customers may not make payments due to a variety of reasons including deterioration of their financial condition or dissatisfaction with the Company's products. Management makes regular assessments of doubtful accounts and uses the best information available including correspondence with customers and credit reports. The Company periodically accrues for bad debt and management regularly compares uncollectible accounts with period end accounts receivable balances to determine its adequacy.

INVESTMENTS The Company accounts for its investments (including auction-rate securities) using Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. The Company's investments as of December 31, 2006 and 2005 consisted of preferred stock investments, medium-term commercial notes, short-term commercial paper, and Treasury bills. These investments were classified as available-for-sale and are stated at fair value at December 31, 2006 and 2005. The Company also had six-month Treasury bills at December 31, 2006 that were classified as available-for-sale. The unrealized gain (loss) on investments is reported net of tax as accumulated other comprehensive income (loss) in the accompanying consolidated statement of stockholders' equity. Realized gains and losses on sales of investments are determined on a specific identification basis and included in the consolidated statements of income. Declines in the fair value of individual available-for-sale securities below their carrying value that are other than temporary, result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

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

PROPERTY, PLANT, AND EQUIPMENT Property, plant, and equipment is recorded at cost and depreciated over the estimated useful lives of 3 to 40 years using the straight-line method. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life. Repairs and maintenance are expensed as incurred.

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

ADVERTISING COSTS All advertising costs are expensed as incurred and included in selling and administrative expenses in the consolidated statements of income. Advertising expenses for 2006, 2005 and 2004 were $151,205, $147,341 and $201,560, respectively.

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

FINANCIAL INSTRUMENTS SFAS No. 107, Disclosure About Fair Value of Financial Instruments defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. Due to their near-term maturities, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are considered equivalent to fair value. Certain short-term investments, including preferred stock and corporate notes, are considered available-for-sale, and are adjusted at the end of each accounting period to their current market value. The Company does not have any off-balance sheet financial instruments.

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

EARNINGS PER SHARE The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding. At December 31, 2006 and 2005, options to acquire 8,000 and 8,000 shares at the weighted average exercise prices of $11.90 and $11.65, respectively, were not included in the computations of dilutive earnings per share as their effect would be anti-dilutive. There were no anti-dilutive options outstanding for the year ended December 31, 2004. The following table sets forth the computation of basic and diluted earnings per share:

                                                                          Year Ended
                                                          ------------------------------------------
                                                          December 31,   December 31,   December 31,
                                                              2006           2005           2004
                                                          ------------   ------------   ------------
Numerator, earnings attributable to common stockholders    $2,409,171     $2,485,764     $1,762,137
Denominator:
   Basic-weighted average  common shares outstanding        2,876,456      2,836,506      2,793,619
   Dilutive effect of employee stock options                  106,950         81,209         80,575
                                                           ----------     ----------     ----------
      Diluted outstanding shares                            2,983,406      2,917,715      2,874,194
                                                           ==========     ==========     ==========

Basic earnings per common share                            $     0.84     $     0.88     $     0.63
                                                           ==========     ==========     ==========
Diluted earnings per common share                          $     0.81     $     0.85     $     0.61
                                                           ==========     ==========     ==========

COMPREHENSIVE INCOME (LOSS) Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This Statement established standards for reporting and display of comprehensive income and its components. Net income and unrealized gains and losses on available-for-sale investments are the Company's only components of comprehensive income (loss).

STOCK-BASED COMPENSATION On January 1, 2006, we adopted the provisions of Statement 123 (revised 2004) (Statement 123(R)), Share-Based Payment, which revises Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. Statement 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of Statement 123(R), we accounted for stock-based compensation awards using the intrinsic value method of Opinion 25. Accordingly, we did not recognize compensation expense in our consolidated statements of income for options we granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by Statement 123, we also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of Statement 123 had been applied.

We elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we apply the provisions of Statement 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that were outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost we record for these awards is based on their grant-date fair value as calculated for the pro forma disclosures required by Statement 123. See Note 10 for additional information regarding stock-based compensation.

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the twelve months ended December 31, 2005 and 2004:

                                           Year ended
                                           December 31
                                         ---------------
                                          (in thousands)
                                          2005     2004
                                         ------   ------
Net income, as reported                  $2,486   $1,762
Deduct: Total stock-based compensation
   expense determined under fair value
   based method for awards granted,
   modified, or settled, net of
   related tax effects                       96       72
                                         ------   ------
   Pro forma net income                  $2,390   $1,690
                                         ======   ======
Earnings per share:
   Basic--as reported                    $ 0.88    $0.63
   Basic--pro forma                      $ 0.84    $0.61
   Diluted--as reported                  $ 0.85    $0.61
   Diluted--pro forma                    $ 0.82    $0.59

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

We record a reserve for warranty expenditures and periodically adjust the amount of the reserve as required to reflect actual warranty experience. In determining the warranty reserve, we consider our historical experience and various additional factors including expected product failure rates, material usage and service delivery costs incurred in correcting a product failure.

We maintain an allowance for doubtful accounts representing our estimate of that portion of accounts receivable which we may be unable to collect from customers. Customer receivables may prove uncollectible for a variety of reasons including deterioration of customer financial condition, damage during shipment, or dissatisfaction with product performance. We regularly assess potential doubtful accounts and use the best information available, including customer correspondence and credit reports.

We regularly evaluate our inventory and maintain a reserve for excess or obsolete inventory. Generally, we record an impairment allowance for products with no movement in over six months that we believe to be either unsalable, or salable only at a reduced selling price. We further use our judgment in evaluating the recoverability of all inventory based upon known and expected market conditions as well as future product plans.

RECENT PRONOUNCEMENTS In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

 FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We will adopt the provisions of this interpretation in the first quarter of 2007, as required. We are still evaluating the impact this new pronouncement will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under this bulletin, registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. Adoption of SAB 108 did not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement, if any, on our financial position, cash flow, or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Valve Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115" which permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. We have not yet evaluated the potential impact of this standard.

NOTE 2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On January 22, 2007, the Company announced that a committee of independent directors of the Board of Directors (the "Special Committee") assisted by independent legal counsel and outside accounting experts was conducting an independent investigation to review the Company's historical stock option grant and related accounting practices. The Special Committee and its advisors conducted an extensive review of the Company's historical stock option grants from 1985 through 2006 and related accounting, including an assessment and review of the Company's accounting policies, internal records, supporting documentation and e-mail communications, as well as interviews with current and former employees and current and former members of the Company's executive management and Board of Directors.

On March 23, 2007, the Company announced the following principal findings from the Special Committee's investigation:

     - Between 1985 and 2006, administrative deficiencies led to a number of misdated option grants and errors in the selection of exercise prices for certain grants.

     - In 1997, the issuance of 81,500 options pursuant to the Company's 1987 Stock Option Plan was approved on a date after which the plan had expired and resolutions approving these grants were inserted into the minutes of a Board meeting that occurred prior to the expiration of the plan.

     - In 1998, the Compensation Committee of the Board approved the cashless exercise by William W. Botts, the Company's Chairman and CEO, of a stock option to purchase 15,000 shares of O. I. common stock on a date following the expiration of that stock option, resulting in a benefit to Mr. Botts not permissible under the Company's stock option plan. The approval was reflected in resolutions approved for inclusion in minutes of a meeting that occurred prior to the expiration of the option.

     - From 2003 to 2006, administrative errors were made in the determination of exercise prices relating to automatic option grants of 2,000 shares per year made to Board members at the Company's Annual Meeting of

          Shareholders. The exercise price for these grants should been based on the closing price of the last trading day prior to the annual meeting but were instead mistakenly based on the closing price on the day of the annual meeting.

     - From 2003 to 2006, administrative errors were made in the determination of exercise prices relating to automatic option grants made to Board members at the Company's Annual Meeting of Shareholders. Pursuant to the Company's 2003 option plan, at each annual meeting each of the Company's non-employee directors receive a grant to purchase 2,000 shares of the Company's common stock. The exercise price for these grants should have been based on the closing price on the last trading day prior to the annual meeting but were instead mistakenly based on the closing price on the day of the annual meeting. In 2004 and 2006, this resulted in a benefit to these Board members of a reduced exercise price of $0.191 per share in 2004 and $1.35 per share in 2006. In 2003 and 2005, the exercise price of the stock option exceeded the closing price of the Company's common stock on the last trading day prior to the annual meeting and therefore there was no benefit to these Board members. The impact of these errors is insignificant to the consolidated financial statements contained in this Form 10-K.

     - The limited controls and the lack of definitive processes for stock option granting and approval allowed for abuse, including on three separate occasions the apparent use of hindsight in the establishment of more favorable grant dates and exercise prices for options.

     - From 1997 through 2001, Mr. Botts exercised stock options on six occasions by tendering shares of OI common stock held by him to pay the exercise price required, as permitted by the stock option plans. However, evidence indicates that these option exercises occurred without full disclosure to the Board or Compensation Committee that the price used to value the shares of OI stock tendered by Mr. Botts represented the high sale price of the day. Further, on one occasion, the Special Committee found evidence of the use of hindsight by Mr. Botts in selecting the exercise date, which resulted in his retention of 7,004 additional shares of OI common stock to which he would not otherwise have been entitled.

The Special Committee concluded that compensation expense totaling $371,000 should be recorded as a result of discrepancies found in the measurement dates and the determination of exercise prices associated with certain stock options granted primarily between 1985 and 2001. Accordingly, the Company restated its accompanying consolidated financial statements by reducing retained earnings and increasing additional paid in capital as of January 1, 2004. The adjustment for stock compensation expense had no material impact on the consolidated statements of income or cash flows during any of the periods presented.

In 2003, the Board authorized changes to the 2003 Incentive Compensation Plan in order to clarify and revise the provisions for granting and exercising of stock options. These changes were enacted to remediate deficiencies in internal control that existed at that time. We believe internal controls surrounding the granting and exercising of stock options have been functioning adequately since the remediation occurred. Based on the results of its investigation, the Special Committee has recommended further changes to improve the process. We are currently reviewing these recommendations and developing and implementing a remediation plan addressing historical option grants and the granting of future equity-based awards. In addition, we have delivered a full presentation regarding the results of the Special Committee's investigation to the staff of the Division of Enforcement of the Securities and Exchange Commission and will continue to cooperate fully in the event of any further inquiry.

NOTE 3. NET INVESTMENT IN SALES-TYPE LEASES

The following lists the components of the net investment in sales-type leases as of December 31:

                                                2006       2005
                                              --------   --------
Total minimum lease payments to be received   $356,018   $497,308
Less: Unearned income                          (34,436)   (45,409)
                                              --------   --------
Net investment in sales-type leases           $321,582   $451,899
                                              ========   ========

At December 31, 2006, minimum lease payments for each of the five succeeding fiscal years are as follows: $213,194 in 2007, $103,833 in 2008, $28,587 in
2009, $10,404 in 2010, and $0 in 2011.

NOTE 4. INVENTORIES

Inventories, which include material, labor, and manufacturing overhead, on December 31, 2006 and 2005, consisted of the following:

                     2006         2005
                  ----------   ----------
Raw materials     $4,612,378   $4,202,827
Work-in-process      807,136      650,668
Finished goods       593,583      669,425
Reserves            (999,273)    (906,142)
                  ----------   ----------
                  $5,013,824   $4,616,778
                  ==========   ==========

A provision for obsolete inventory was determined in 2006 and 2005 by taking the total of the inventory related to discontinued products, and consistent with the Company's policy relating to obsolete inventory, the total of other inventory with no movement in six months including excess which the Company determined is no longer saleable based on available market information. The provision for obsolete inventory totaled approximately $109,000 in 2006, approximately $67,000 in 2005, and approximately $42,000 in 2004. These provisions are included in cost of revenues in the consolidated statements of income.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost on December 31, 2006 and 2005, consisted of the following:

                                   Estimated
                                 Useful Lives        2006          2005
                                --------------   -----------   -----------
Land                                             $    40,462   $    40,462
Buildings                       33 to 40 years     3,850,344     3,847,835
Leasehold improvements              5 years          136,977       121,132
Furniture and equipment          3 to 10 years     4,171,325     3,640,322
                                                 -----------   -----------
                                                   8,199,108     7,649,751
Less accumulated depreciation                     (4,920,107)   (4,420,365)
                                                 -----------   -----------
                                                 $ 3,279,001   $ 3,229,386
                                                 ===========   ===========

Depreciation expense totaled $562,334 and $541,148 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6. INVESTMENTS

Investments considered available-for-sale at December 31, 2006 and 2005, consisted of the following:

                                                    2006         2005
                                                -----------   ----------
Marketable equity securities                    $ 2,827,995   $3,742,675
Corporate securities                              1,459,420    4,604,445
Other securities                                    700,296      500,000
U.S. Government and federal agency securities     6,073,939      993,584
                                                -----------   ----------
                                                $11,061,650   $9,840,704
                                                ===========   ==========

                                                             December 31, 2006
                                            ---------------------------------------------------
                                                             Gross        Gross
                                             Amortized    Unrealized   Unrealized       Fair
                                                Cost         Gains       Losses        Value
                                            -----------   ----------   ----------   -----------
Securities Available-for-Sale
Debt securities:
   U.S. Government and federal agency       $ 6,073,939    $      0    $       0    $ 6,073,939
   Corporate                                  1,500,000           0      (40,580)     1,459,420
   Other                                        700,296           0            0        700,296
                                            -----------    --------    ---------    -----------
      Total debt securities                   8,274,235           0      (40,580)     8,233,655
   Marketable equity securities               2,814,504     118,488     (104,997)     2,827,995
                                            -----------    --------    ---------    -----------
      Total securities available-for-sale   $11,088,739    $118,488    $(145,577)   $11,061,650
                                            ===========    ========    =========    ===========

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
                                            ==========    ========    =========    ==========

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2006 follows:

                                 Available for Sale
                              -----------------------
                               Amortized      Fair
                                 Cost         Value
                              ----------   ----------
Within 1 year                 $6,774,235   $6,774,235
Over 1 year through 5 years    1,500,000    1,459,420
                              ----------   ----------
                              $8,274,235   $8,233,655
                              ==========   ==========

For the years ended December 31, 2006, 2005 and 2004, proceeds from sales of securities available for sale amounted to $1,157,296, $533,513, and $978,113, respectively. Gross realized gains amounted to $0, $38,949, and $70,282 in 2006, 2005 and 2004, respectively. Gross realized losses amounted to $22,863, $38,193, and $88,802, in 2006, 2005, and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, dividend income amounted to $229,163, $262,126, and
$263,479, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

                                                                       2006
                                        -----------------------------------------------------------------
                                            Less Than Twelve Months             Over Twelve Months
                                        ------------------------------   --------------------------------
                                        No. of      Gross                No. of      Gross
                                        Invest   Unrealized     Fair     Invest   Unrealized      Fair
                                        -ments     Losses       Value    -ments     Losses        Value
                                        ------   ----------   --------   ------   ----------   ----------
Securities Available for Sale
Debt securities:
   U.S. Government and federal agency       0      $     0    $      0      0      $      0    $        0
   Corporate                                0            0           0      2        40,580     1,459,420
   Other                                    0            0           0      0             0             0
                                          ---      -------    --------     ---     --------    ----------
      Total debt securities                 0            0           0      2        40,580     1,459,420
   Marketable equity securities             2       31,100     345,300      4        73,897       951,500
                                          ---      -------    --------     ---     --------    ----------
Total securities available-for-sale         2      $31,000    $345,300      6      $114,477    $2,410,920
                                          ===      =======    ========     ===     ========    ==========

                                                                        2005
                                        -------------------------------------------------------------------
                                             Less Than Twelve Months              Over Twelve Months
                                        --------------------------------   --------------------------------
                                        No. of      Gross                  No. of      Gross
                                        Invest   Unrealized      Fair      Invest   Unrealized      Fair
                                        -ments     Losses        Value     -ments     Losses        Value
                                        ------   ----------   ----------   ------   ----------   ----------
Securities Available for Sale
Debt securities:
   U.S. Government and federal agency       0      $     0    $        0       0     $      0    $        0
   Corporate                                0            0             0       2      112,095     1,387,905
   Other                                    0            0             0       0            0             0
                                          ---      -------    ----------     ---     --------    ----------
      Total debt securities                 0            0             0       2      112,095     1,387,905
   Marketable equity securities             4       49,892     1,040,655       4       79,975       836,000
                                          ---      -------    ----------     ---     --------    ----------
Total securities available-for-sale         4      $49,892    $1,040,655       6     $192,070    $2,223,905
                                          ===      =======    ==========     ===     ========    ==========


All investments are at market values based upon quoted market prices as of December 31. The Company does not believe these unrealized losses are "other than temporary" as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that the Company will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments was made prior to the balance sheet date.

NOTE 7. INTANGIBLE ASSETS

Intangible assets on December 31, 2006 and 2005, consisted of the following:

                               2006                      2005
                     -----------------------   -----------------------
                       Gross                     Gross
                     Carrying    Accumulated   Carrying    Accumulated
                      Amount    Amortization    Amount    Amortization
                     --------   ------------   --------   ------------
Patents              $418,095    $(170,063)    $336,853    $(159,922)
Rights to licenses    105,000      (12,353)     105,000       (6,176)
                     --------    ---------     --------    ---------
                     $523,095    $(182,416)    $441,853    $(166,098)
                     ========    =========     ========    =========

Amortization expense charged to operations amounted to approximately $16,319, $14,910, and $23,104, for the years ended December 31, 2006, 2005, and 2004, respectively, including $12,000 expense during 2004 due to the abandonment of a patent.

Estimated future amortization expense:

For year ended 12/31/07   $14,922
For year ended 12/31/08   $14,219
For year ended 12/31/09   $14,219
For year ended 12/31/10   $13,446
For year ended 12/31/11   $12,340

Each year, the Company performs an annual evaluation of the future prospects of certain products and their related inventory and intangible assets. The Company evaluated its remaining intangible assets in 2006 and in 2005 and determined that no impairment charge was necessary.

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities on December 31, 2006 and 2005, consisted of the following:

                                                     2006         2005
                                                  ----------   ----------
Accrued compensation and other related expenses   $1,407,938   $1,506,029
Accrued warranties                                   662,169      635,669
Unearned revenues                                    261,213      431,989
Unearned revenues - service contracts                333,146      428,375
Unearned revenues/deposits - sales-type leases       150,654      165,316
Other liabilities and accrued expenses             1,224,991      796,325
                                                  ----------   ----------
                                                  $4,040,111   $3,963,703
                                                  ==========   ==========

NOTE 9. PRODUCT WARRANTY LIABILITIES

The changes in the Company's product warranty liability on December 31, 2006 and 2005 are as follows:

                                       2006        2005
                                    ---------   ---------
Liabilities, beginning of year      $ 635,669   $ 650,861
Expense for new warranties issued     703,019     485,932
Warranty claims                      (676,519)   (501,124)
                                    ---------   ---------
Liabilities, end of year            $ 662,169   $ 635,669
                                    =========   =========

NOTE 10.  STOCK OPTION AND STOCK PURCHASE PLAN

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

Our pre-tax compensation cost for stock-based compensation was $129,000 ($77,000 after tax effects) for the year ended December 31, 2006. As a result of the adoption of Statement 123(R), our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

                             Twelve months ended
                              December 31, 2006
                             -------------------
                               (in 000s, except
                              per share amounts)
Income before income taxes          $ 129
Net income                          $  77
Basic earnings per share            $0.03
Diluted earnings per share          $0.03

Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the twelve months ended December 31, 2006 the excess tax benefit was $63,229.

In 2005 and 2004, our pre-tax compensation cost for stock-based compensation would have been $160,000 ($96,000 after tax effects) and $120,000 ($72,000 after tax effects), respectively. Had we adopted Statement 123 in those years our financial results would have been lower by the following amounts:

                             Year ended December 31
                             ----------------------
                              (in 000s, except per
                                 share amounts)
                                   2005    2004
                                  -----   -----
Income before income taxes        $ 160   $ 120
                                  -----   -----
Net income                        $  96   $  72
Basic earnings per share          $0.04   $0.02
Diluted earnings per share        $0.03   $0.02

8,000 non-qualified stock options were granted to members of the board of directors under the 2003 Incentive Compensation Plan during the second quarter of 2006. The weighted average fair values of options were calculated using the following assumptions:

                                2006         2005         2004
                             ----------   ----------   ----------
Risk free interest rate         5.00%        3.48%        3.10%
Expected dividend               0.05          --           --
Expected life                3.00 years   3.00 years   7.00 years
Expected volatility            37.00%       27.00%       27.00%

The risk-free interest rate is based upon interest rates that match the contractual terms of the stock option grants. The expected volatility is based on historical observation and recent price fluctuations. The expected life is based on evaluations of historical and expected future employee exercise behavior, which is not less than the vesting period of the options. In 2006 and 2005, the only options granted were to non-employee directors that have a three-year contractual life. In 2004, options were granted to both non-employee directors and employees. The Company began paying dividends in 2006 and had not paid any prior to that time. The weighted average fair value of stock options granted in 2006, 2005 and 2004 was $3.30, $2.61 and $2.93, respectively.

INCENTIVE COMPENSATION PLANS

We have two stock option plans, one of which has expired and one with shares available for grant at December 31, 2006 as follows:

                                                    2003 Incentive
                      Plan                        Compensation Plan
                      ----                        -----------------
Minimum exercise price as a percentage of fair
   market value at date of grant                         100%
Plan termination date                             December 31, 2012
Shares available for grant at December 31, 2006        269,000

Option grants under both plans have a contractual life of ten years, except grants to non-employee directors, which have a contractual life of three years. Option grants vest equally on each anniversary of the grant date, commencing with the first anniversary, except grants to non-employee directors that vest 100% after six months. We recognize compensation cost for these awards on a straight-line basis over the service period.

On May 8, 2006, upon their election to the board of directors, four new members of the board were granted 3,000 restricted shares of common stock that will vest two years from the date of grant. The fair value of the stock was calculated using the closing market price on the date of grant and not the Black-Scholes option-pricing model. The closing market price was $11.90 per share.

The following is a summary of the changes in outstanding options for the twelve months ended December 31, 2004, 2005 and 2006:

                                                                     WEIGHTED AVERAGE
                                          SHARES   PRICE PER SHARE    PRICE PER SHARE
                                         -------   ---------------   ----------------
Options outstanding, December 31, 2003   289,006      2.50 - 6.52           4.41
   Options granted                        53,600      7.87 - 8.36           8.29
   Options exercised                     (56,201)     2.50 - 6.52           4.13
   Options forfeited or cancelled        (13,900)    3.125 - 8.36           4.91
                                         -------
Options outstanding, December 31, 2004   272,705      2.50 - 8.36         $ 5.20
   Options granted                         8,000            11.65          11.65
   Options exercised                     (44,217)     2.50 - 8.36           4.31
   Options forfeited or cancelled         (1,300)     3.50 - 8.36           4.62
                                         -------
Options outstanding, December 31, 2005   235,188    $2.90 - 11.65         $ 5.60
   Options granted                         8,000            11.90          11.90
   Options exercised                     (42,665)     2.90 - 8.36           5.00
   Options forfeited or cancelled         (8,100)     4.03 - 8.36           5.83
                                         -------
Options outstanding, December 31, 2006   192,423    $3.13 - 11.90         $ 5.98

There were 175,488, 187,888, and 165,476 share options exercisable at December 31, 2006, 2005, and 2004, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2006:

                                                               Options
                           Options Outstanding               Exercisable
                  -------------------------------------   -----------------
                                               Weighted            Weighted
                            Weighted Average    Average             Average
   Ranges of               Remaining Life in   Exercise            Exercise
Exercise Prices   Shares         Years           Price    Shares     Price
---------------   ------   -----------------   --------   ------   --------
  $3.13 - $4.03   71,440          4.3            $3.84    65,440     $3.83
  $4.12 - $6.52   64,050          3.1            $5.44    64,050     $5.44
 $7.87 - $11.90   57,233          4.9            $9.26    45,999     $9.48

                                                   Intrinsic
As of December 31, 2006                   Shares     Value
-----------------------                   ------   ---------
Total outstanding in-the-money options   176,423   1,049,681
Total vested in-the-money options        159,489     971,305
Total options exercised in 2006           42,665     273,014

During the twelve months ended December 31, 2006 and 2005, 8,000 non-qualified stock options, respectively, were granted to members of the board of directors under the 2003 Incentive Compensation Plan. The total intrinsic value of share options exercised for the twelve months ended December 31, 2006 was $273,000. The weighted average grant date fair value of options granted during the twelve months ended December 31, 2006 was $3.30 per share.

During the twelve months ended December 31, 2006, proceeds received by the Company from the exercise of options were $190,000. At December 31, 2006, total unrecognized stock-based compensation expense related to unvested stock options was approximately $230,000, which is expected to be recognized over a weighted average period of approximately 2.1 years.

NOTE 11. STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation, and other preferences are subject to determination by the Board of Directors. As of December 31, 2006, no preferred stock had been issued and none is outstanding.

The Company's Board of Directors has authorized the Company to repurchase shares of its common stock through open market purchases or privately negotiated transactions. Since 1995, the Company has repurchased an aggregate of 1,797,309 shares related to these authorizations. The shares are held by the Company and accounted for using the cost method. The Company is authorized to purchase up to 77,691 additional shares as of December 31, 2006.

NOTE 12. INCOME TAXES

The Company's operations are only taxed under domestic jurisdictions.

The provision for income taxes is summarized as follows:

                                    Years Ended December 31
                               ---------------------------------
                                  2006         2005      2004
                               ----------   ---------   --------
Current provision:
   Federal                     $1,032,790   $ 883,835   $335,194
   State                          238,537     232,856    130,338
Deferred provision (benefit)     (196,752)   (377,290)    (9,986)
                               ----------   ---------   --------
                               $1,074,575   $ 739,401   $455,546
                               ==========   =========   ========

The provision for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:

                                                    Years Ended December 31
                                                    -----------------------
                                                      2006    2005    2004
                                                     -----   -----   -----
Tax at statutory rate                                34.0%   34.0%   34.0%
State income taxes, net of federal benefit            4.5     4.8     6.0
Current research and development credits             (4.7)   (5.6)   (7.7)
Past research and development credits                  --    (7.3)     --
Dividends received deduction                         (1.6)   (1.9)   (2.8)
Disqualifying incentive stock option dispositions      --      --    (2.5)
Extraterritorial Income Exclusion                    (0.8)   (1.4)   (1.5)
Other, net                                           (0.6)    0.3    (5.0)
                                                     ----    ----    ----
                                                     30.8%   22.9%   20.5%
                                                     ====    ====    ====

Deferred tax assets (liabilities) are comprised of the following at December 31, 2006 and 2005:

                                              2006          2005
                                           ----------    ----------
Current:
   Warranty reserve                        $  264,868    $  254,268
   Bad debt allowance                         116,592       115,840
   Inventory reserve                          248,921       236,825
   Uniform capitalization                     243,388       184,963
   Accrued vacation                            93,140        76,735
   Other                                       44,876        35,769
                                           ----------    ----------
      Total current                        $1,011,785    $  904,400
                                           ----------    ----------
Noncurrent:
   Depreciation                            $  503,182    $  348,343
   Deferred compensation                       47,447        47,447
   Intangibles                                (32,052)       29,856
   Other                                       86,450       113,008
                                           ----------    ----------
      Total noncurrent                        605,027       538,654
                                           ----------    ----------
Net tax asset before valuation allowance    1,616,812     1,443,054
Valuation allowance                                --            --
                                           ----------    ----------
Net deferred tax asset                     $1,616,812    $1,443,054
                                           ==========    ==========

NOTE 13. EMPLOYEE BENEFIT PLANS

The Company maintains a Retirement Savings Plan (the 401(k) Plan) for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company's contributions to the 401(k) Plan are discretionary. Employees vest immediately in their contributions and vest in the Company's contributions ratably over five years. The Company made contributions of $254,000, $225,000, and $176,000 to the 401(k) Plan for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company has an agreement with the former owner of Floyd Associates, Inc. to pay a royalty equal to 5% of the net revenue earned from certain microwave-based products up to a maximum amount of $1,182,500. The contingent liability arose as a result of the acquisition of Floyd in 1994. No minimum payments are required in the agreement. The Company recognized royalty expense related to this agreement of $9,995, $19,231, and $22,589 in 2006, 2005, and 2004, respectively.

The Company leases approximately 20,000 sq. ft. of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring in November 2007. The Company also leases 500 sq. ft of office space in Edgewood, Maryland, which can be renewed annually. Rental expense recognized in 2006, 2005, and 2004, was $198,118, $196,664, and $195,535, respectively. Future minimum rental payments under these leases for each year of the next five successive years are $201,933, $22,880, $707, $-0-, and $-0-.

The Company places purchase orders with vendors primarily for raw materials, component parts, and other supplies that the Company uses to manufacture its products. As of December 31, 2006, the Company had approximately $2,183,000 of open purchase orders.

There are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which any of its property is subject.

The Company and its wholly-owned subsidiary CMS Research Corp. ("CMS Research") were sued by Aviv Amirav ("Amirav") in a Complaint filed in the United States District Court for the Southern District of New York on January 26, 2006 styled Amirav v. CMS Research Corp. and O.I. Corporation, Case No. 06-Civ-00659. The Complaint alleged (i) infringement and contributory infringement of United States patent no. 5,153,673, issued to Amirav, and (ii) breach of a license agreement between Amirav and CMS Research.

On November 15, 2006, the lawsuit was settled and the case was dismissed with prejudice. We agreed to pay Amirav $175,000, $100,000 of which was paid on November 30, 2006 and $75,000 of which must be paid on or before April 4, 2007. The settlement clarifies O.I.'s future royalty payment obligations to Arimav by confirming that O.I. will continue to pay royalties on the same basis as its past practice and by clarifying that O.I. can sell under the license to any manufacturer of gas chromatographs. The settlement also clarifies O.I.'s royalty reporting obligations and requires a mandatory audit of royalty payments by an independent accountant before any future lawsuit by Amirav. There is no admission of fault or liability in the settlement.

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

Revenues related to operations in the U.S. and foreign countries for the years ended December 31, 2006, 2005, and 2004 are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped. Long-lived assets related to continuing operations in the U.S. and foreign countries as of the years ended December 31, 2006, 2005, and 2004 are as follows:

                                                    Years Ended December 31
                                            ---------------------------------------
                                                2006          2005          2004
                                            -----------   -----------   -----------
Net revenues from unaffiliated customers:
   United States                            $21,121,179   $21,321,535   $20,074,606
   Foreign                                  $ 9,142,610   $ 8,531,268   $ 8,405,008
Long-lived assets at end of year:
   United States                            $ 3,279,001   $ 3,229,386   $ 3,404,240

One customer accounted for approximately 17% of revenues in 2006, approximately 16% of revenues in 2005 and 11% of revenues in 2004. Sales to federal, state, and municipal governments accounted for 24% of total revenues in 2006, 25% of total revenues in 2005, and 24% of total revenues in 2004.

Sales to the Asia-Pacific region were approximately 13% of net revenues for 2006, 13% of net revenues for 2005, and 16% of net revenues for 2004; and sales to the European-African region were approximately 14% of net revenues for 2006, 12% of net revenues for 2005 and 10% of net revenues for 2004.

NOTE 16.  QUARTERLY INFORMATION (UNAUDITED)

Quarterly financial information for 2006 and 2005 is summarized as follows:

($ in thousands, except per share amounts)

                              First   Second    Third   Fourth
           2006               Qtr.     Qtr.     Qtr.     Qtr.
           ----              ------   ------   ------   ------
Net revenues                 $7,809   $6,615   $7,556   $8,284
Gross profit                  3,963    3,159    3,806    4,432
Net income                      622      198      581    1,008
Basic earnings per share       0.22     0.07     0.20     0.35
Diluted earnings per share     0.21     0.07     0.20     0.33

($ in thousands, except per share amounts)

                              First   Second    Third   Fourth
           2005               Qtr.     Qtr.     Qtr.     Qtr.
           ----              ------   ------   ------   ------
Net revenues                 $7,700   $7,024   $7,239   $7,889
Gross profit                  4,055    3,559    3,550    4,014
Net income                      620      442      463      961
Basic earnings per share       0.22     0.16     0.16     0.34
Diluted earnings per share     0.21     0.15     0.16     0.33

NOTE 17.  FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Due to their near-term maturities, the carrying amounts of short-term investments, accounts receivable and accounts payable are considered equivalent to fair value. The Company does not have any off-balance sheet financial instruments. Short-term investments are adjusted to market value at the end of each accounting period as discussed in Note 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

Changes in internal control over financial reporting. Effective January 8, 2007, the Company hired J. Bruce Lancaster as CFO. The position had been vacant since June 8, 2006. Effective January 22, 2007 our President and CEO, William W. Botts, voluntarily agreed to be placed on paid administrative leave from his position as President and CEO, and as a member of the Board of Directors, of O.
I. Corporation. He later resigned these positions on March 21, 2007. Effective January 22, 2007 the Company's Board of Directors appointed Dr. Richard W.K. Chapman, a member of the Board of Directors, as Acting Chief Executive Officer and appointed Dr. Donald P. Segers, the Vice President/General Manager of the company's CMS subsidiary, as Acting President. Dr. Chapman is the former President and CEO of ThermoQuest Corporation and has served and is currently serving on several boards of both public and private companies. The Acting CEO and Acting President continue to perform the duties of the former CEO & President with respect to internal controls over financial reporting since their appointments began on January 22, 2007.

Other than the aforementioned, there was no change in our internal control over financial reporting that occurred during the year ending December 31, 2006 that has materially affected, or that we believe is reasonably likely to materially affect our internal control over financial reporting. The Company's management, including the CEO and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

ITEM 9B.  OTHER INFORMATION

Nasdaq Deficiency Letter; Deficiency Resolved

On March 30, 2007, we received a Nasdaq Staff Deficiency Letter notifying us that, as of January 21, 2007, we were not in compliance with Nasdaq's compensation and nomination committee requirements for continued listing as set forth in Marketplace Rules 4350(c)(3) and 4350(c)(4), respectively. Our compliance failure arose when Dr. Richard W.K. Chapman, a member of both our Compensation Committee and Nominating and Corporate Governance Committee, was appointed as our Acting Chief Executive Officer, thereby disqualifying him from meeting the compensation and nomination committee member independence standards required by Nasdaq for continued listing.

Dr. Chapman resigned from the Compensation and Nominating and Corporation Governance Committees effective March 8 and March 19, 2007, respectively. The Nasdaq Staff Deficiency Letter further states that as a result of Dr. Chapman's resignations, our Compensation and Nominating and Corporate Governance Committees are now composed solely of independent directors, and the Nasdaq staff has determined that we have regained compliance with Nasdaq rules as of the dates of Dr. Chapman's resignations from those committees.

Dr. Chapman continues to serve as our Acting Chief Executive Officer and is doing so in an unpaid capacity. We did not hold any meetings of the Compensation Committee or the Nominating and Corporate Governance Committee, nor did either of those committees take any actions, during the period in which Dr. Chapman remained on those committees while serving as our Acting Chief Executive Officer.

Retirement of Directors

On April 1, 2007, Edwin B. King and Craig R. Whited retired from their positions as members of the Board of Directors of O.I. Corporation. As set forth in OI's Current Reports on Form 8-K dated March 8, 2006 and December 29, 2006, Mr. King had previously announced his intention to retire as a Director effective on or before the date of OI's 2007 annual meeting of shareholders and Mr. Whited had announced his intention to retire effective on the date of the 2007 annual meeting of shareholders. In connection with their retirement from the Board, O.I. Corporation entered into mutual releases with each of Messrs. King and Whited.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Proposal One: Election of Director", "Executive Compensation", "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and "Code of Ethics," which sections are incorporated in this annual report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth in the section entitled "Executive Compensation" in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part II of Item 5 of this Form 10-K and is incorporated in Item 12 of this annual report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information for this item is set forth in the section entitled, "Certain Transactions, Employment Contracts, Termination of Employment and
Change-in-Control Arrangements" in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information for this item is set forth in the section entitled "Principal Accounting Fees and Services" in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Consolidated Financial Statements of O. I. Corporation and its
          subsidiary that are included in Part II, Item 8:

                                                                            Page
                                                                           -----
          Report of Independent Registered Public Accounting Firm.......      23

          Consolidated Balance Sheets at December 31, 2006 and 2005.....      24

          Consolidated Statements of Income for the years ended
             December 31, 2006, 2005, and 2004..........................      25

          Consolidated Statements of Cash Flows for the years ended
             December 31, 2006, 2005, and 2004..........................      26

          Consolidated Statements of Stockholders' Equity for the
             years ended December 31, 2006, 2005, and 2004..............      27

          Notes to Consolidated Financial Statements....................   28-43

     2.   Financial Statement Schedules required to be filed by Item 8 of this
          Form:

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS...............     F-1

(b)  Exhibits

     3.1 Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year-ended December 31, 2001 and incorporated herein by reference).

     3.2 Amended and restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year-ended December 31, 2002 and incorporated herein by reference).

   *10.1 Employee Stock Purchase Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 33-62209) and incorporated herein by reference).

   *10.2 Employment Agreement between the Company and William W. Botts (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

   *10.3 1993 Incentive Compensation Plan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

   *10.4 Registration Rights Agreement among O. I. Corporation and the former shareholders of CMS Research Corporation dated January 4, 1994 (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

   *10.5 2003 Incentive Compensation Plan (filed as Exhibit A to the Company's Proxy Statement on Schedule 14-A dated April 5, 2002, and incorporated herein by reference).

   *10.6  O.I. Corporation 2003 Incentive Compensation Plan (filed as Exhibit
          99.1 the registration statement on Form S-8 (No. 333-106254) and incorporated herein by reference).

   *10.7 Form of Nonqualified Stock Option Agreement between O.I. Corporation and its Directors (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year-ended December 31, 2004 and incorporated herein by reference).

   *10.8 Form of Nonqualified Stock Option Agreement between O.I. Corporation and its Employees (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year-ended December 31, 2004 and incorporated herein by reference).

   *10.9 Form of Qualified Stock Option Agreement between O.I. Corporation and it Employees (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year-ended December 31, 2004 and incorporated herein by reference).

    21.1  Subsidiaries of the Registrant.

    23.1  Consent of Independent Registered Public Accounting Firm.

    24.1  Power of Attorney (included on signature page to this Form 10-K).

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

                                        O. I. CORPORATION

                                        /s/ J. Bruce Lancaster
                                        ----------------------------------------
Date: April 2, 2007                     By: J. Bruce Lancaster
                                            Chief Financial Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard W.K. Chapman and J. Bruce Lancaster, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                          Title                     Date
           ---------                          -----                     ----


/s/ Richard W.K. Chapman         Acting Chief Executive Officer,   April 2, 2007
------------------------------   and Director
Richard W.K. Chapman             (Principal Executive Officer)


/s/ J. Bruce Lancaster           Chief Financial Officer           April 2, 2007
------------------------------
J. Bruce Lancaster


/s/ Raymond E. Cabillot          Chairman of the Board             April 2, 2007
------------------------------
Raymond E. Cabillot


/s/ Kenneth M. Dodd              Director                          April 2, 2007
------------------------------
Kenneth M. Dodd


/s/ Robert L. Moore              Director                          April 2, 2007
------------------------------
Robert L. Moore


/s/ Leo Barton Womack            Director                          April 2, 2007
------------------------------
Leo Barton Womack

                         O.I. CORPORATION AND SUBSIDIARY
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                            BALANCE AT    CHARGED TO                                 BALANCE AT
                                           BEGINNING OF   COSTS AND     CHARGED TO                     END OF
                                              PERIOD       EXPENSES    OTHER ACCOUNTS   DEDUCTIONS     PERIOD
                                           ------------   ----------   --------------   ----------   ----------
Allowance for doubtful accounts deducted
  from trade accounts receivable
  Years ended:
    December 31, 2006                          $326         $ 30        $ (57)(1)         $  --         $299
    December 31, 2005                           271          131          (76)(1)            --          326
    December 31, 2004                           290          177         (196)(1)            --          271

Reserve for inventory obsolescence
  deducted from inventories
  Years ended:
    December 31, 2006                          $906         $ 52        $  41 (2)         $  --         $999
    December 31, 2005                           756           67           83 (2)            --          906
    December 31, 2004                           762           42          (48)(2)            --          756

--------------------
 (1)  Amounts were deemed uncollectible.

 (2)  Amounts were deemed obsolete.

                                Index to Exhibits

  3.1 Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year-ended December 31, 2001 and incorporated herein by reference).

  3.2 Amended and restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year-ended December 31, 2002 and incorporated herein by reference).

*10.1 Employee Stock Purchase Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 33-62209) and incorporated herein by reference).

*10.2  Employment Agreement between the Company and William W. Botts (filed as
       Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

*10.3 1993 Incentive Compensation Plan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.4 Registration Rights Agreement among O. I. Corporation and the former shareholders of CMS Research Corporation dated January 4, 1994 (filed as
       Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

*10.5 2003 Incentive Compensation Plan (filed as Exhibit A to the Company's Proxy Statement on Schedule 14-A dated April 5, 2002, and incorporated herein by reference).

*10.6 O.I. Corporation 2003 Incentive Compensation Plan (filed as Exhibit 99.1 the registration statement on Form S-8 (No. 333-106254) and incorporated herein by reference).

*10.7 Form of Nonqualified Stock Option Agreement between O.I. Corporation and its Directors (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year-ended December 31, 2004 and incorporated herein by reference).

*10.8 Form of Nonqualified Stock Option Agreement between O.I. Corporation and its Employees (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year-ended December 31, 2004 and incorporated herein by reference).

*10.9 Form of Qualified Stock Option Agreement between O.I. Corporation and it Employees (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year-ended December 31, 2004 and incorporated herein by reference).

 21.1  Subsidiaries of the Registrant.

 23.1  Consent of Independent Registered Public Accounting Firm.

 24.1  Power of Attorney (included on signature page to this Form 10-K).

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

*    Management contract or compensatory plan or arrangement.