Form 10-Q
period 2007-03-31
OI CORP
filed 2007-05-15
CIK 73773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2007

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

As of May 1, 2007, there were 2,891,123 shares of the issuer's common stock, $.10 par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         O.I. CORPORATION and SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par value)
                                   (Unaudited)

                                                         March 31,   December 31,
                                                            2007         2006
                                                         ---------   ------------
                                      ASSETS

Current assets:
   Cash and cash equivalents                              $ 3,220      $ 2,665
   Accounts receivable-trade, net of allowance for
      doubtful accounts of $280 and $299, respectively      5,927        5,960
   Investment in sales-type leases-current portion            215          213
   Investments, at market                                   9,487       11,062
   Inventories, net                                         4,823        5,014
   Current deferred income tax assets                       1,012        1,012
   Other current assets                                       134          191
                                                          -------      -------
      Total current assets                                 24,818       26,117

Property, plant and equipment, net                          3,381        3,279
Investment in sales-type leases, net of current               137          143
Long-term deferred income tax assets                          592          605
Intangible assets, net                                        390          341
Other assets                                                   28           27
                                                          -------      -------
      Total assets                                        $29,346      $30,512
                                                          =======      =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                $ 1,287      $ 1,859
   Accrued liabilities                                      4,043        4,040
                                                          -------      -------
      Total current liabilities                             5,330        5,899

Long-term liabilities                                         365           --

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,000 shares
      authorized, no shares issued and outstanding             --           --
   Common stock, $0.10 par value, 10,000 shares
      authorized 4,103 shares issued, 2,862 shares
      and 2,868 shares outstanding, respectively              410          410
   Additional paid-in capital                               4,994        4,965
   Treasury stock, 1,242 and 1,236 shares,
      respectively, at cost                                (5,787)      (5,707)
   Retained earnings                                       24,027       24,963
   Accumulated other comprehensive income/(loss),
      net of taxes                                              7          (18)
                                                          -------      -------
      Total stockholders' equity                           23,651       24,613
                                                          -------      -------
      Total liabilities and stockholders' equity          $29,346      $30,512
                                                          =======      =======

       See notes to unaudited condensed consolidated financial statements.

                         O.I. CORPORATION and SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                            and Comprehensive Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                         2007     2006
                                                        ------   ------
Net revenues:
   Products                                             $6,493   $6,476
   Services                                                849    1,333
                                                        ------   ------
                                                         7,342    7,809
Cost of revenues:
   Products                                              3,223    3,184
   Services                                                389      662
                                                        ------   ------
                                                         3,612    3,846

Gross profit                                             3,730    3,963

Selling, general and administrative expenses             3,661    2,455
Research and development expenses                          932      742
                                                        ------   ------
Operating (loss)/income                                   (863)     766

Other income, net                                          399      122
                                                        ------   ------
(Loss)/income before income taxes                         (464)     888
(Benefit)/provision for income taxes                      (102)     266
                                                        ------   ------
Net (loss)/income                                       $ (362)  $  622
                                                        ======   ======
Other comprehensive income, net of tax:
  Unrealized gains on investments                           25       12
                                                        ------   ------
Comprehensive (loss)/income                             $ (337)  $  634
                                                        ======   ======
(Loss)/earnings per share:
      Basic                                             $(0.13)  $ 0.22
      Diluted                                           $(0.13)  $ 0.21
Shares used in computing (loss)/earnings per share:
      Basic                                              2,862    2,859
      Diluted                                            2,862    2,940
Cash dividends declared per share of common stock       $ 0.05       --

       See notes to unaudited condensed consolidated financial statements.

                         O.I. CORPORATION and SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                     Three Months
                                                                   Ended March 31,
                                                                  -----------------
                                                                    2007      2006
                                                                  -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)/income                                              $  (362)  $   622
   Depreciation & amortization                                        148       144
   Deferred income taxes                                               --       (70)
   Stock based compensation                                            26        17
   (Gain)/loss on disposition of property, plant & equipment         (214)       12
   Tax benefit from stock option exercise                             (--)       (8)
   Change in working capital                                         (408)     (144)
                                                                  -------   -------
      Net cash flows (used in)/provided by operating activities   $  (810)  $   581

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                         (1,225)   (2,433)
   Maturity of investments                                          2,895     3,034
   Purchase of property, plant & equipment                           (269)     (113)
   Proceeds from sale of property, plant & equipment                  237         4
   Change in other assets                                             (53)      (33)
                                                                  -------   -------
      Net cash flows provided by investing activities             $ 1,585   $   459

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock pursuant to
      exercise of employee stock options and employee
      stock purchase plan                                              13        87
   Purchase of treasury stock                                         (90)       --
   Payment of cash dividends on common stock                         (143)       --
   Tax benefit from stock option exercise                              --         8
                                                                  -------   -------
      Net cash flows (used in)/provided by financing activities   $  (220)  $    87

NET INCREASE IN CASH AND CASH EQUIVALENTS                             555     1,127

Cash and cash equivalents, at beginning of quarter                  2,665     1,727
                                                                  -------   -------
Cash and cash equivalents, at end of quarter                      $ 3,220   $ 2,854
                                                                  =======   =======

       See notes to unaudited condensed consolidated financial statements.

                        O.I. CORPORATION and SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

O.I. Corporation (the "Company", "we" or "our"), an Oklahoma corporation, was organized in 1963. The Company designs, manufactures, markets, and services analytical, monitoring and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds.

The accompanying unaudited condensed consolidated financial statements have been prepared by O.I. Corporation and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All adjustments and provisions included in these statements are of a normal recurring nature. All intercompany transactions and balances have been eliminated in the financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As required, we adopted the provisions of FIN No. 48 as of January 1, 2007.

2. INVENTORIES, NET.

Inventories, net, which include material, labor, and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

                  Mar. 31, 2007   Dec. 31, 2006
                  -------------   -------------
Raw materials        $4,598          $4,612
Work-in-process         537             807
Finished goods          543             594
Reserves               (855)           (999)
                     ------          ------
                     $4,823          $5,014
                     ======          ======

3. COMPREHENSIVE (LOSS)/INCOME.

Other comprehensive (loss)/income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity. The Company's components of comprehensive (loss)/income are net income and unrealized gains and losses on available-for-sale investments.

4. (LOSS)/EARNINGS PER SHARE.

Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the exercise proceeds using the average market price of the Company's common stock for each of the periods presented.

For the three months ended March 31, 2007, the Company's potentially dilutive options of 64,638 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share was antidilutive.

5. STOCK-BASED COMPENSATION.

On January 1, 2006, we adopted the provisions of Statement 123 (revised 2004) (Statement 123(R)), "Share-Based Payment", which revises Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. In accordance with Statement 123(R), our financial statements recognize expense related to the fair value of our stock-based compensation awards for all periods presented.

In addition, the accompanying financial statements include compensation cost for the portion of awards for which the requisite service had not been rendered (unvested awards) that were outstanding as of January 1, 2006. The compensation cost recorded for these awards was based on their grant-date fair value.

Our pre-tax compensation cost for stock-based compensation was $26,000 and $17,000 ($16,000 and $10,000 after tax effects) for the three months ended March 31, 2007 and 2006, respectively.

Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2007 there was no excess tax benefit. In the same period of the prior year the excess tax benefit was $8,000.

During the three months ended March 31, 2007, our CFO, who we hired in January, was granted 20,000 incentive stock options under the 2003 Incentive Compensation Plan. No options were granted in the same period of the prior year. The weighted average fair value of these options was calculated using the following assumptions:

Employee incentive stock options
--------------------------------
Risk free interest rate             4.75%
Expected dividend yield             1.75%
Expected life                       3.00 years
Expected volatility                37.00%

STOCK OPTION PLANS

We have two stock option plans, one of which has expired and one with shares available for grant at March 31, 2007 as follows:

                                               2003 Incentive Compensation
                                                           Plan
                                               ---------------------------
Minimum exercise price as a percentage of
fair market value at date of grant                         100%
Plan termination date                               December 31, 2012
Shares available for grant at March 31, 2007             249,000

Option grants under both plans have a contractual life of ten years, except grants to non-employee directors that have a contractual life of three years. Option grants vest equally on each anniversary of the grant date, commencing with the first anniversary, except grants to non-employee directors which vest 100% after six months. We recognize compensation costs for these awards on a straight-line basis over the service period.

The following is a summary of the changes in outstanding options for the three months ended March 31, 2007:

                                                             Weighted
                                                Weighted     Average     Aggregate
                                                 Average    Remaining    Intrinsic
                                       Shares   Exercise   Contractual     Value
                                        (000)     Price       Life         (000)
                                       ------   --------   -----------   ---------
Outstanding at beginning of period      192      $ 5.98     4.1 years
Granted                                  20      $11.42     9.8 years
Exercised                                (1)     $ 4.97            --
Forfeited                                (0)         --            --
Expired                                  (0)         --            --
Outstanding at end of period            211      $ 6.51     4.4 years      $1,065
Vested or expected to vest at end of
   period                               211      $ 6.51     4.4 years      $1,065
Exercisable at end of period            182      $ 6.01     3.7 years      $1,006

The total intrinsic value of share options exercised during the first three months of fiscal 2007 and 2006 was $10,000 and $152,000, respectively. The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $5.22 per share.

OTHER INFORMATION

As of March 31, 2007, we had $217,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a weighted-average period of 3.3 years.

We received cash from options exercised during the first three months of fiscal years 2007 and 2006 of $8,000 and $82,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The Company's practice has been to issue shares for option exercises out of treasury stock as provided under the terms of the 2003 Incentive Compensation Plan. We believe our treasury stock holdings are sufficient to satisfy any exercises in 2007.

6. INTANGIBLE ASSETS, NET.

Intangible assets, net, consisted of patents relating to technology used in the Company's products and ongoing legal expenses incurred in connection with the prosecution of pending patent applications which are capitalized as incurred. Intangible assets, net, as of March 31, 2007 and December 31, 2006, were approximately $390,000 and $341,000, net of accumulated amortization of $186,000 and $182,000, respectively. The increase was primarily due to legal expenses incurred to prosecute certain international patent applications on existing domestic patents. Total amortization expense on intangible assets for the three months ended March 31, 2007 and 2006 was approximately $4,000 and 5,000, respectively. The estimated aggregate amortization expense for the remainder of 2007 and each of the four succeeding fiscal years 2008 to 2011 is approximately $12,000, $15,000, $15,000, $15,000 and $13,000, respectively.

7. PRODUCT WARRANTY LIABILITIES.

The changes in the Company's product warranty liability for the three months ended March 31, 2007 were as follows (in thousands):

Liabilities, beginning of year      $ 662
Expense for new warranties issued     273
Warranty claims                      (282)
                                    -----
Liabilities, March 31, 2007         $ 653
                                    =====

8. INCOME TAXES.

The effective tax rate for the first quarter of 2007 and 2006 were 22.0 percent and 30.0 percent, respectively. The lower tax rate in 2007 was due to favorable deductions and credits received, such as the Domestic Production Activity Deduction, stock option exercises and research and development credits.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Effective January 1, 2007, the Company adopted FIN No. 48, "Accounting for Uncertainty in Income Taxes." In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of $431,000 as of January 1, 2007, increasing its current and long-term liabilities for unrecognized tax benefits, interest, and penalties and reducing the balance of Retained earnings.

At January 1, 2007, the Company had $431,000 in unrecognized tax benefits, the recognition of which would have an affect of $373,000 on the effective tax rate. Included in the balance of unrecognized tax benefits at January 1, 2007, is $8,000 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to expiring statutes in state jurisdictions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in SG&A expenses. At January 1, 2007, the Company had accrued $57,000 and $1,000 for the potential payment of interest and penalties, respectively.

As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2001 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2006, with certain exceptions.

There were no significant changes to any of these amounts during the first quarter of 2007

9. COMMITMENTS AND CONTINGENCIES.

There are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which any of its property is subject.

10. RECENT PRONOUNCEMENTS.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115," which permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this statement, if any, on our financial position, cash flow, or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, concerning, among other things, (i) possible or assumed future results of operations, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) prospects for our business or products; (iii) other matters that are not historical facts. These forward-looking statements are identified by their use of terms and phrases such as "believes," "expects," "anticipates," "intends," "estimates", "plans" and similar terms and phrases.

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Our business and results of operations are subject to a number of assumptions, risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which are not guarantees of future performance and which speak only as of the date thereof.

The cautionary statements contained or referred to herein should be considered in connection with any written or oral forward-looking statements that may be issued by us or persons acting on the Company's behalf. The Company does not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. When considering forward-looking statements, you should also keep in mind the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto.

RECENT DEVELOPMENTS

STOCK OPTION INVESTIGATION

During the first quarter of 2007, we conducted a voluntary review of our historical stock option grants, stock option exercises and related option and compensation procedures, and certain accounting matters at the request of our Board of Directors and then-current President and Chief Executive Officer. This review was performed at the direction of a Special Committee of our Board composed of independent directors, assisted by legal counsel and other outside consultants.

As a result of the investigation, the Special Committee noted various administrative deficiencies which led to misdated options, the issuance of certain options after plan expiration, administrative errors in determining certain exercise prices, limited instances of the use of hindsight in selecting beneficial exercise prices and a lack of definitive processes and controls in our historical stock option granting process. Upon the conclusion of the investigation, our then-current President and CEO resigned his positions with OI.

The cost of the investigation totaled approximately $1,250,000, consisting primarily of legal and consulting expenses. All investigation costs are included in our first quarter 2007 results in SG&A expenses.

U.S. ARMY CONTRACT

On March 19, 2007, we announced that we entered into a contract with the U.S. Army to develop an "Online Inexpensive Total Organic Carbon Detector". Under this contract, we will design, assemble, and deliver a prototype Online Total Organic Carbon Detector for water analysis. The estimated Phase 1 value for the contract is approximately $403,000 with a potential total contract value of approximately $1,252,000. Our work on this project will begin during the second quarter.

RESULTS OF OPERATIONS

Consolidated net revenues for the three months ended March 31, 2007 decreased $467,000 or 6.0%, to $7,342,000, compared to $7,809,000 for the same period of the prior year. Our sales decrease in the first quarter was primarily attributable to lower service revenue, which declined as a result of last year's billings under our agreement with Wyle. We completed the contract with Wyle during 2006 and our 2007 revenues under the Wyle contract have been minimal, consisting of service and support. However, we anticipate billings under our U.S. Army contract to increase second quarter service revenues.

First quarter product revenues were essentially unchanged from 2006, up 0.3% to $6,493,000 for 2007. Product revenues increased primarily due to sales of MINICAMS air-monitoring systems. We delivered a significant shipment of MINICAMS to the U.S. Army during the first quarter, and have now completed the bulk of our contract announced on May 17, 2006. Higher sales of MINICAMS products more than offset decreased sales of TOC Analyzers. We continued to experience an overall decline in the domestic environmental testing commercial market, and continue our R&D efforts to develop new products that will provide future revenue growth.

International product revenues also decreased slightly, primarily due to lower European sales. Increased Asian sales partially offset the decline in sales to Europe. We continue to benefit from increased emerging market demand in Singapore and Taiwan, and we are working to strengthen our international distributor network.

Gross profit for the three months ended March 31, 2007 decreased to $3,730,000, compared to $3,963,000 for the same period of the prior year due to lower revenues. On a percentage of sales basis, our margins held steady at 50.8%.

Selling, general, and administrative ("SG&A") expenses for the three months ended March 31, 2007 increased to $3,661,000, or 49.9% of revenues, compared to $2,455,000, or 31.4% of revenues, for the same period of the prior year. This increase of $1,206,000, or 49.1%, was primarily attributable to legal and consulting costs incurred in connection with the stock option investigation concluded during the first quarter. We believe SG&A expenses should return to a level more consistent with historical experience in the coming quarters.

Research and development ("R&D") expenses for the three months ended March 31, 2007 increased to $932,000, or 12.7% of sales, compared to $742,000, or 9.5% of sales, for the same period of the prior year. R&D expenses increased $190,000, or 25.6%, compared to the same period of the prior year primarily due to the reclassification of certain R&D expenses in 2007. During 2006, we utilized a portion of our R&D resources to perform work under the agreement with Wyle, with related expenses classified as service cost of sales. In connection with our U.S. Army contract previously noted, we anticipate our upcoming R&D expenses to decline as we reassign certain R&D resources to this project.

Operating (loss)/income for the three months ended March 31, 2007 decreased $1,629,000, or 213.7% to a loss of ($863,000), compared to income of $766,000 for the same period of the prior year. The decrease in operating income for the three months ended March 31, 2007 was primarily attributable to increased SG&A expenses and lower revenues.

Other income increased $277,000 or 227.0% to $399,000 for the three months ended March 31, 2007, compared to $122,000 for the same period of the prior year. This increase was primarily due to a gain on the condemnation of .40 acres of our College Station, Texas property for the widening of the adjacent highway and right of way. In addition, our investment interest income increased as a result of higher interest rates on a larger invested balance.

Our provision for income taxes decreased $368,000 for the three months ended March 31, 2007 compared to the same period of the prior year. The effective tax rate was 22% for the quarter ended March 31, 2007, compared to 30% in 2006. Our effective tax rate differs from the statutory rate primarily due to the Domestic Production Activity Deduction and the R&D tax credit.

Net (loss)/income for the quarter ended March 31, 2007 decreased $984,000 or 158.2% to ($362,000) compared to $622,000 for the same period of the prior year, primarily due to a decrease in operating income partially offset by an increase in other income and a decrease in our provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow used in operating activities for the quarter ended March 31, 2007 totaled $810,000, a decline of $1,391,000 compared to the same period of 2006. The decrease in cash flow from operating activities in the three months ended March 31, 2007 was primarily due to lower net income and use of funds for working capital requirements.

Net cash flow provided by investing activities totaled $1,585,000 for the three months ended March 31, 2007, compared to $459,000 for the same period of the prior year. The increase in cash provided by investing activities was primarily due to the conversion of certain investments to cash to fund our working capital needs and an increase in proceeds from the sale of property.

Net cash flow used in financing activities for the three months ended March 31, 2007 totaled

$220,000, compared to cash flow provided by financing activities of $87,000 for the same period of the prior year. The decrease in cash provided by financing activities was primarily due to payment of a cash dividend and the repurchase of our common stock. In the same period of the prior year, we did not pay a cash dividend nor did we repurchase any OI stock. Cash received in connection with the exercise of stock options also declined during 2007.

Cash, cash equivalents and short-term investments totaled $12,707,000 as of March 31, 2007, compared to $13,727,000 as of December 31, 2006. Though down from year-end, we believe our liquidity and expected cash flows from operations are more than sufficient to meet expected working capital, capital expenditure and R&D requirements for both the short-term and long-term. We invest a portion of our excess funds generated from operations in short-term securities, including money market funds, treasury bills, and a portion in preferred stocks. Our primary plan for the use of cash is continuing significant research and development efforts to introduce new products. Other possible uses of cash could include future acquisitions of businesses or product lines that fit with our strategy for growth. We may engage in discussions with third parties to acquire new products or businesses or to form joint ventures. We may also use our capital resources to enhance the Company's competitiveness in the marketplace by providing favorable credit terms to more customers, to finance equipment for leasing and or renting to our customers, and increase inventory stock levels of certain products to take advantage of market opportunities. Further, we may utilize a portion of our cash for additional dividends or certain recapitalization strategies including more aggressive stock repurchases.

The Company's Board of Directors declared a cash dividend on January 21, 2007 of $0.05 per common share payable on February 23, 2007 to shareholders of record at the close of business on February 9, 2007. The dividend was declared in connection with the Board of Directors' decision to establish an annual cash dividend of $0.20 per share, payable at $0.05 per quarter. The payment of future cash dividends under the policy is subject to the approval by our Board of Directors.

Stock Repurchases

For the three months ended March 31, 2007, we repurchased a total of 7,864 shares at an average price of $11.38 per share under our stock repurchase program. We may repurchase an additional 69,827 shares as of March 31, 2007, and may seek future Board approval to expand this program. We anticipate any expansion of this program would be funded from cash on hand and cash from operations.

Aggregate Contractual Obligations

                                              Payments Due by Period
                           -----------------------------------------------------------
                                         Less than                           More than
Contractual Obligations       Total       1 Year     1-3 years   3-5 years    5 years
-----------------------    ----------   ----------   ---------   ---------   ---------
Operating Leases           $  170,000   $  146,000    $ 24,000       -0-         -0-
Other Obligations (2)         431,000        8,000     423,000       -0-         -0-
Purchase Obligations (1)    1,846,000    1,846,000         -0-       -0-         -0-
                           ----------   ----------    --------      ----        ----
   Total                   $2,447,000   $2,000,000    $447,000      $-0-        $-0-
                           ==========   ==========    ========      ====        ====

(1) Open purchase orders primarily for raw materials, component parts, and other supplies that the Company uses to manufacture its products.

(2) Other Obligations includes uncertain tax liabilities recorded under FIN No. 48, "Accounting for Uncertainty in Income Taxes."

We conduct certain operations in leased facilities under an operating lease expiring on November 30, 2007. Future minimum rental payments under this lease are $129,000 for 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please reference Part I-Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to a variety of market risks, including changes in interest rates and the market value of our investments (including auction-rate securities). In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the market value of our investments.

The fair value of our investments in debt and equity securities at March 31, 2007 and December 31, 2006 was approximately $9,487,000 and $11,062,000, respectively. The year-to-date unrealized gain in the fair value of those investments is approximately $25,000, primarily due to recent increases in the value of various preferred stock holdings. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. Our investment portfolio is primarily invested in short-term securities, with at least an investment grade rating to minimize credit risk, preferred stocks, and six-month treasury bills. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. There were no realized gains or losses on sales of such investments during the three months ended March 31, 2007. In the same period of the prior year there were realized losses of approximately $13,000.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period of January 1, 2007 to March 31, 2007, an evaluation was carried out under the supervision and with the participation of management, including the acting chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the acting chief executive and principal financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

Our management, including the acting Chief Executive Officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

                           PART II- OTHER INFORMATION

Item 1. Legal Proceedings:

In the normal course of our business, we are subject to legal proceedings brought against us. There have been no material developments to the legal proceedings described in Part I, Item 3. "Legal Proceedings" in our Annual Report on Form 10-K for the year-ended December 31, 2006 and there are no new reportable legal proceedings for the quarter ended March 31, 2007.

Item 1A. Risk Factors:

In addition to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006, we have determined that the following additional risk factor is applicable:

During the first quarter of 2007, William W. Botts, our President and CEO for the past twenty-one years, resigned. In addition, three Directors resigned from our Board. We believe our remaining Directors and management team are experienced and well-qualified to build on OI's past success. However, we can provide no assurance that this transition in management and governance will not have a negative impact on our future performance.

THE MATTERS RELATING TO THE INVESTIGATION BY THE SPECIAL COMMITTEE OF OUR BOARD OF DIRECTORS INTO OUR STOCK OPTION GRANTING AND EXERCISE PRACTICES MAY RESULT IN FUTURE LITIGATION OR REGULATORY INQUIRIES WHICH COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On January 22, 2007, we announced that, at the request of our Board of Directors and William W. Botts, our then President and Chief Executive Officer, we were conducting a voluntary internal review of our historical stock option grants, stock option exercises and related option and compensation procedures and certain accounting matters. This review was performed at the direction of a Special Committee of our Board of Directors that was comprised of three independent directors, each of whom joined the Board in 2006. The Special Committee was given complete authority and all powers necessary to conduct this review. The Special Committee also engaged outside legal counsel and other outside consultants to assist it in performing its duties.

During the investigation, the Special Committee reviewed all stock option grants from 1985 through 2006, encompassing approximately 469 stock option grants granting 1,329,700 stock options to employees and non-employee directors on 48 different grant dates. The Special Committee also investigated all stock option exercises from 1997 to 2001 in which the exercise price was paid through the tender of our common stock. The Special Committee's legal and accounting advisors identified, preserved, collected and reviewed over 17,000 documents and conducted 14 interviews of current and former employees and members of our Board of Directors.

On March 23, 2007 we announced the principal findings of the Special Committee of its Board of Directors relating to this investigation, a summary of which can be found in our Current Report on Form 8-K filed March 23, 2007.

This review of our historical stock option granting practices required us to incur substantial expenses for legal, accounting and other professional services, and served as a distraction to management. Our historical stock option granting, stock option exercise and related option and compensation procedures practices have exposed us to greater risks associated with litigation and regulatory proceedings. There can be no guarantee that any such litigation or regulatory reviews will reach the same conclusions as that of the Special Committee. The conduct and resolution of these matters could be time consuming, expensive and distracting from the conduct of our business.

We voluntarily contacted the United States Securities and Exchange Commission, or the SEC, regarding the Special Committee's investigation and have shared the results of the Special Committee investigation with the SEC. We have cooperated and intend to continue to cooperate with the SEC regarding this matter.

While we believe that we have made appropriate judgments and taken appropriate remedial action regarding the results of the investigation, the SEC may disagree with our actions and conclusions and there is a risk that any SEC inquiry could lead to circumstances in which we may have to further restate our prior financial statements, or otherwise take actions not currently contemplated. Any such circumstances could also lead to delays in filing our subsequent SEC reports and possible delisting of our stock from The Nasdaq Global Market. Furthermore, the results of the investigation and the actions taken by us in connection with the investigation may make us the target of litigation by our shareholders. If we are subject to adverse findings in any of these other matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3. Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters to a Vote of Security Holders:

None.

Item 5. Other Information:

None.

Item 6. Exhibits and Reports on Form 8-K:

     (a) Exhibits

          10.1 Employment offer letter dated January 4, 2007 by and between Registrant and J. Bruce Lancaster (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 8, 2007 and incorporated herein by reference).

          10.2 Separation and Release Agreement between William W. Botts and O.I. Corporation dated March 21, 2007, attached as Exhibit 10.1 to the current report on Form 8-K filed by O.I. Corporation on March 21, 2007 and incorporated herein by reference.

          31.1 Principal Executive Officer certification pursuant to 18. U.S.C.
          Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Principal Financial Officer certification pursuant to 18. U.S.C.
          Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        O. I. CORPORATION
                                        (Registrant)


Date: May 15, 2007                      BY: /s/ J. Bruce Lancaster
                                            ------------------------------------
                                            J. Bruce Lancaster
                                            Vice President-Chief Financial
                                            Officer
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    EXHIBIT TITLE
-------   -------------
10.1      Employment offer letter dated January 4, 2007 by and between
          Registrant and J. Bruce Lancaster (filed as Exhibit 10.1 to
          Registrant's Current Report on Form 8-K dated January 8, 2007 and incorporated herein by reference).

10.2      Separation and Release Agreement between William W. Botts and O.I.
          Corporation dated March 21, 2007, attached as Exhibit 10.1 to the current report on Form 8-K filed by O.I. Corporation on March 21, 2007 and incorporated herein by reference.

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