Form 10-Q
period 2007-06-30
OI CORP
filed 2007-08-14
CIK 73773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-6511

O. I. CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-0728053
State of Incorporation	I.R.S. Employer
Identification No.

P.O. Box 9010
151 Graham Road
College Station, Texas	77842-9010
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (979) 690-1711

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of August 2, 2007, there were 2,920,824 shares of the issuer’s common stock, $.10 par value, outstanding.

Caution Regarding Forward-Looking Information; Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of United States securities laws, including the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications will contain forward-looking statements. Forward-looking information is often, but not always identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “forecast”, “target”, “project”, “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenues, earnings, activities and technical results.

Forward-looking statements and information are based on current beliefs as well as assumptions made by, and information currently available to, us concerning anticipated financial performance, business prospects, strategies and regulatory developments. Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect. The forward-looking statements in this quarterly report on Form 10-Q are made as of the date it was issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks that outcomes implied by forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in such forward-looking statements. These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events.

Our public filings are available at www.oico.com and on EDGAR at www.sec.gov.

Please see “Part I, Item 1A—Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2006 as well as Part II, Item IA—“Risk Factors” of this quarterly report on Form 10-Q, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

O.I. CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2007	Dec. 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,234	$2,665
Accounts receivable-trade, net of allowance for doubtful accounts of $353 and $299, respectively	5,524	5,960
Investment in sales-type leases, current portion	218	213
Investments, at market	7,941	11,062
Inventories, net	4,760	5,014
Current deferred income tax assets	1,012	1,012
Other current assets	455	191

Total current assets	24,144	26,117

Property, plant, and equipment, net	3,468	3,279
Investment in sales-type leases, net of current	202	143
Long-term deferred income tax assets	613	605
Intangible assets, net	386	341
Other assets	29	27

Total assets	$28,842	$30,512

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,240	$1,859
Accrued liabilities	3,290	4,040

Total current liabilities	4,530	5,899

Long-term liabilities	365	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 3,000 shares authorized, no shares issued and outstanding
Common stock, $0.10 par value, 10,000 shares authorized, 4,103 shares issued, 2,921 and 2,868 outstanding, respectively	410	410
Additional paid-in capital	5,084	4,965
Treasury stock, 1,182 and 1,236 shares, respectively, at cost	(5,698)	(5,707)
Retained earnings	24,185	24,963
Accumulated other comprehensive (loss), net	(34)	(18)

Total stockholders’ equity	23,947	24,613

Total liabilities and stockholders’ equity	$28,842	$30,512

See notes to unaudited condensed consolidated financial statements

O.I. CORPORATION

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net revenues:
Products	$5,625	$5,295	$12,117	$11,771
Services	906	1,320	1,756	2,653

	6,531	6,615	13,873	14,424
Cost of revenues:
Products	2,931	2,760	6,155	5,944
Services	402	696	790	1,358

	3,333	3,456	6,945	7,302

Gross Profit	3,198	3,159	6,928	7,122

Selling, general & administrative expenses	2,092	2,270	5,754	4,725
Research and development expenses	872	686	1,803	1,428

Operating income/(loss)	234	203	(629)	969
Other income, net	151	171	550	294

Income/(loss) before income taxes	385	374	(79)	1,263
Provision/(benefit) for income taxes	83	176	(20)	443

Net income/(loss)	$302	$198	$(59)	$820

Other comprehensive (loss), net of tax:
Unrealized (losses) on Investments	(41)	(92)	(16)	(80)

Comprehensive income/(loss)	$261	$106	$(75)	$740

Earnings/(loss) per share:
Basic	$0.10	$0.07	$(0.02)	$0.29
Diluted	$0.10	$0.07	$(0.02)	$0.28
Shares used in computing earnings per share:
Basic	2,896	2,846	2,879	2,853
Diluted	2,976	2,923	2,879	2,934

Cash dividends declared per share of common stock	$0.05	$0.05	$0.10	$0.10

See notes to unaudited condensed consolidated financial statements

O.I. CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(59)	$820
Depreciation & amortization	285	289
Deferred income taxes	—	(81)
Stock based compensation	52	45
(Gain)/loss on disposition of property, plant, & equipment	(214)	12
Tax benefit from stock option exercise	(—)	(27)
Change in working capital	(1,175)	(59)

Net cash flows (used in)/provided by operating activities	(1,111)	999

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(3,441)	(5,190)
Maturity of investments	6,639	5,447
Purchase of property, plant & equipment	(489)	(398)
Proceeds from sale of property, plant & equipment	225	10
Change in other assets	(42)	(48)

Net cash flows provided by/(used in) investing activities	2,892	(179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock pursuant to exercise of employee stock options and employee stock purchase plan	243	110
Purchase of Treasury Stock	(167)	(67)
Payment of cash dividends on common stock	(288)	(144)
Tax benefit from stock option exercise	—	27

Net cash flows (used in) financing activities	(212)	(74)

Net increase in cash and cash equivalents	1,569	746

Cash and cash equivalents, at beginning of period	2,665	1,727

Cash and cash equivalents, at end of period	$4,234	$2,473

See notes to unaudited condensed consolidated financial statements

O.I. CORPORATION and SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation.

O.I. Corporation (the “Company”, “we”, or “our”), an Oklahoma corporation, was organized in 1963. The Company designs, manufactures, markets, and services analytical, monitoring and sample preparation products, components, and systems used to detect, measure, and analyze chemical compounds.

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company transactions and balances have been eliminated in the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.

The Company believes that the disclosures are adequate to prevent the information from being misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2006. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

2.	Inventories, net.

Inventories, net, which include material, labor, and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

	June 30, 2007	Dec. 31, 2006
Raw materials	$4,695	$4,612
Work-in-process	197	807
Finished goods	912	594
Reserves	(1,044)	(999)

	$4,760	$5,014

3.	Comprehensive (Loss)/Income.

Other comprehensive (loss)/income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity. The Company’s components of comprehensive (loss)/income are net income and unrealized gains and losses on available-for-sale investments, net of related deferred income taxes.

4.	(Loss)/Earnings Per Share.

Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented. Stock options are the only dilutive potential common shares the Company has outstanding.

For the three months ended June 30, 2007, 80,488 incremental shares from the assumed exercise of dilutive options were added to the weighted average shares used to calculate diluted earnings per share. For the six months ended June 30, 2007, the Company’s potentially dilutive options of 90,653 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share was anti-dilutive.

5.	Stock-Based Compensation.

On January 1, 2006, we adopted the provisions of Statement 123 (revised 2004) (Statement 123(R)), “Share-Based Payment”, which revises Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. In accordance with Statement 123(R), our financial statements recognize expense related to our stock-based compensation awards that were granted after January 1, 2006, or that were unvested as of January 1, 2006, based on their grant-date fair value.

Our pre-tax compensation cost for stock-based compensation for the three months ended June 30, 2007 and 2006 was $26,000 and $28,000 ($16,000 and $17,000 after tax effects), respectively. Our pre-tax compensation cost for stock-based compensation was $52,000 and $45,000 ($31,000 and $27,000 after tax effects) for the six months ended June 30, 2007 and 2006, respectively.

Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the six months ended June 30, 2007, there was no excess tax benefit. The excess tax benefit for the same period of the prior year was $27,000.

During the six months ended June 30, 2007, 70,000 shares of incentive stock options were granted under the 2003 Incentive Compensation Plan. We also granted 10,000 non-qualified stock options to members of the board of directors under the 2003 Incentive Compensation Plan during the six months ended June 30, 2007. In the same period of the prior year, 8,000 shares of non-qualified options were granted to members of the board of directors under the 2003 Incentive Compensation Plan. The weighted average fair value of the options granted in 2007 was calculated using the following assumptions:

	Non-Employee Director Non- Qualified Stock Options	Employee Incentive Stock Options
Risk free interest rate	4.75%	4.75%
Expected dividend yield	1.63%	1.46%-1.75%
Expected life	3.00 years	3.00 to 5.00 years
Expected volatility	37.00%	37.00%

Other information

As of June 30, 2007, we had $552,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a 4-year period.

We received cash from options exercised for the six months ended June 30, 2007 and 2006 of $234,000 and $98,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The Company’s practice has been to issue shares for option exercises out of treasury stock as provided under the terms of the 2003 Incentive Compensation Plan. We believe our treasury stock holdings are sufficient to satisfy any exercises in 2007.

6.	Income Taxes.

The effective tax rates for the second quarter of 2007 and 2006 were 22 percent and 47 percent, respectively. The lower tax rate in 2007 was due to lower estimated income because of the 1st quarter loss, favorable deductions and credits received, such as the Domestic Production Activity Deduction and research and development credits.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes.” In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of $431,000 as of January 1, 2007, increasing its current and long term liabilities for unrecognized tax benefits, interest, and penalties and reducing the balance of Retained earnings.

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

There were no significant changes to any of these amounts during the first two quarters of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto. This discussion also contains forward-looking statements. Please see the “Caution Regarding Forward-Looking Information; Risk Factors” above.

COMPANY OVERVIEW

O. I. Corporation, referred to as “the Company”, “OI”, “we”, “our” or “us”, was organized in 1963 in accordance with the Business Corporation Act of the State of Oklahoma as Clinical Development Corporation, a builder of medical and research laboratories. In 1969, we moved from Oklahoma City, Oklahoma to College Station, Texas and changed our name to Oceanography International Corporation. To better reflect current business operations, we again changed our name to O.I. Corporation in July 1980, and in January 1989 we began doing business as OI Analytical.

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

RECENT DEVELOPMENTS

Modified Dutch Auction Self-Tender

On June 11, 2007, we announced our intention to initiate a Modified Dutch Auction Self-Tender Offer to purchase up to 300,000 shares of our common stock at a range of $13.00 to $14.75 per share. We will need approximately $4.425 million to purchase 300,000 shares, assuming the price paid per share is the maximum of $14.75 per share. The 300,000 shares we intend to purchase in the offer represent approximately 10.3% of our outstanding shares of common stock. The modified Dutch Auction Self-Tender is designed to return capital to shareholders and increase shareholder value over the long-term. This tender offer was originally scheduled to expire on July 24, 2007, but we have extended the offer to August 6, 2007. Please see our Tender Offer Statement on Schedule TO, as filed with the Securities and Exchange Commission, for information relating to our Modified Dutch Auction Self-Tender Offer.

Management Changes

On June 8, 2007, we announced the appointment of J. Bruce Lancaster as Chief Executive Officer and Dr. Don Segers as President and Chief Operating Officer. Mr. Lancaster also continues to serve as our Chief Financial Officer. Upon this announcement, Dr. Richard Chapman relinquished his role as the unpaid, acting Chief Executive Officer of OI.

RESULTS OF OPERATIONS

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
	2007	2006		2007	2006
Net revenues:
Products	$5,625	$5,295	$330	$12,117	$11,771	$346
Services	906	1,320	(414)	1,756	2,653	(897)

	6,531	6,615	(84)	13,873	14,424	(551)

Revenues. Consolidated net revenues for the three months ended June 30, 2007, decreased $84,000, or 1.3%, to $6,531,000, compared to $6,615,000 for the same period of the prior year, as increased product sales were more than offset by reduced service revenues.

Product revenues increased $330,000, or 6.2%, during the second quarter compared to the same period in 2006. Sales of MINICAMS® were up 17% from last year due primarily to shipments associated with completion of a U.S. Army contract. In addition, we experienced sales growth in our Total Organic Carbon (TOC) analyzer as well as Gas Chromatography (GC) components and systems product lines. The sales growth in these product lines was attributable to strength in domestic sales, which we believe is attributable to our aggressive pursuit of new customers in the independent laboratory market as well as with states and municipalities. Our revenues from international sales increased slightly during the second quarter, primarily due to increased GC product line sales into Europe.

Quarterly revenues from services decreased $414,000, or 31.4%, compared to the same period in 2006. In the second quarter of 2006, we generated billings of approximately $474,000 under the Wyle Contract. We completed this contract during 2006 and our 2007 revenues under the Wyle contract have been minimal, consisting of service and support. Billings under our U.S. Army contract should increase during the third quarter, but we anticipate continued lower service revenues in comparison to last year.

For the six months ended June 30, 2007, net revenues decreased $551,000, or 3.8%, compared to the same period in 2006. Our product revenues increased $346,000, or 2.9%, primarily because of a 31% increase in shipments of our MINICAMS® air monitors. This increase was partially offset by lower sales in our other product lines because of weak domestic demand during the first quarter. International sales are virtually unchanged from last year.

Service revenues for the first half of 2007 decreased $897,000, or 33.8%, compared to same period last year. During 2006, we had billings of approximately $882,000 under the Wyle Contract. As noted above, we completed this contract during 2006 and our 2007 revenues under the Wyle contract have been minimal, consisting of service and support.

We believe that the immediate outlook for the domestic environmental instrument market remains weak. To enhance our future sales opportunities, we have 1) strengthened our sales team with the July 2007 hiring of an experienced Vice President of Sales to lead our sales and marketing programs, 2) increased our efforts to serve customers outside of our traditional environmental lab market including independent labs, states, municipalities and petrochemical companies and 3) continued to invest in R&D programs to develop unique technologies with long-term growth potential. We plan to continue development of our international sales and marketing capabilities where we believe growth opportunities exist in a number of areas. On a longer-term basis, we expect that new products and renewed emphasis on water testing for safety and security will provide growth opportunities. However, we anticipate that short-term sales growth will be weak due to the recent consolidation in the environmental testing industry.

	Three Months Ended June 30				Six Months Ended June 30
	2007		2006		2007		2006
Cost of revenues:	$	%	$	%	$	%	$	%
Products	$2,931	52.1	$2,760	52.1	$6,155	50.8	$5,944	50.5
Services	402	44.4	696	52.7	790	45.0	1,358	51.2

	3,333	51.0	3,456	52.2	6,945	50.1	7,302	50.6

Gross Profit	3,198	49.0	3,159	47.8	6,928	49.9	7,122	49.4

Gross Profit.

On a percentage of sales basis, gross profit for the three months ended June 30, 2007, totaled 49.0% compared to 47.8% for the same period of the prior year. Our improved margin was primarily due to the prior period including higher revenue related to the services performed in connection with the Wyle contract that had a lower margin. Margins on product sales were virtually unchanged from last year as a percentage of sales.

Although gross profit declined $194,000 due to lower sales through the first six months of 2007 compared to 2006, our gross profit margin increased to 49.9% of revenues, up 0.5% from last year. This improvement resulted from a lower composition of service costs because of the completion of the Wyle contract as discussed above.

	Three Months Ended June 30				Six Months Ended June 30
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Selling, general & administrative expenses	$2,092	32.0	$2,270	34.3	$5,754	41.5	$4,725	32.8
Research and development expenses	872	13.4	686	10.4	1,803	13.0	1,428	9.9

Selling, general, and administrative.

SG&A expenses for the three months ended June 30, 2007, decreased $178,000, or 7.8% compared to the same period in 2006. The decrease in SG&A expenses resulted primarily from a negotiated reduction in legal and consulting expenses associated with the stock option investigation originally recorded in the first quarter. In addition, we experienced lower legal fees in comparison to the second quarter of 2006 when we incurred significant legal fees related to the Aviv Amirav patent infringement claim settled during the fourth quarter of 2006. SG&A expenses declined to 32% of sales during the second quarter compared to 34% for the same period of the prior year.

Our SG&A expenses for the six months ended June 30, 2007, increased $1,029,000, or 21.8%, compared to 2006, primarily due to higher legal, consulting and related costs associated with the stock option investigation concluded during the first quarter of 2007. We believe SG&A expenses in upcoming quarters should return to a level more consistent with historical experience.

Research and development.

Our R&D expenses for the three months ended June 30, 2007, increased $186,000, or 27%, compared to the second quarter of 2006 and represented 13.4% of revenues in 2007 compared to 10.4% of revenues last year. During the second quarter of 2006, expenses relating to the work under the Wyle Contract were accounted for as service cost of sales and not R&D expenses, lowering our reported R&D expense. Certain R&D staff resources assigned to work on the Wyle Contract during 2006 have been assigned to internal company R&D projects during 2007. As work progresses on the U.S. Army contract to develop an on-line, inexpensive Total Organic Carbon detector, we expect to again assign certain R&D staff resources to this project, which may result in reduced R&D expenses during the second half of 2007. However, we anticipate continued significant expenditures in this area in support of our mass spectrometer based on a special CCD for ion detection and other projects.

For the six months ended June 30, 2007, R&D expenses increased $375,000, or 26.3%, in comparison to the same period of last year. R&D expense represented 13.0% of revenues, compared to 9.9% of revenues for 2006. This increase is primarily attributable to the classification of expenses incurred in connection with the Wyle contract as discussed in the analysis above.

	Three Months Ended June 30				Six Months Ended June 30
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Operating income/(loss)	$234	3.6	$203	3.1	$(629)	(4.5)	$969	6.7
Other income, net	151	2.3	171	2.6	550	4.0	294	2.0

Income/(loss) before income taxes	385	5.6	374	5.7	(79)	(0.6)	1,263	8.8
Provision/(benefit) for income taxes	83	1.3	176	2.7	(20)	(0.1)	443	3.1

Net income/(loss)	$302	4.6	$198	3.0	$(59)	(0.4)	$820	5.7

Operating Income.

Operating income totaled $234,000 for the three months ended June 30, 2007, up $31,000 from same period in 2006, primarily due to increased gross profit margins, and decreased SG&A expenses partially offset by higher R&D costs. We generated an operating loss of $629,000 during the first half of 2007, compared to operating income of $969,000 for the same period in 2006. This decline in earnings was primarily attributable to increased SG&A expenses related to the first quarter 2007 stock option investigation, lower sales and increased R&D expenses.

Other Income, net.

Because of lower yields on short-term and fixed income investments, other income decreased $20,000, to $151,000 for the three months ended June 30, 2007, compared to the same period of the prior year. Other income for the six months ended June 30, 2007, increased $256,000, compared to the same period of the prior year, due to the gain recorded on the sale of .40 acres of our College Station, Texas property during the first quarter. This land was acquired by the City of College Station through eminent domain for the widening of an adjacent highway.

Provision for income taxes.

Second quarter income tax expense decreased $93,000 compared to the same period of 2006, with our effective tax rate declining to 22% compared to 47% for the same period last year. Our lower effective tax rate for 2007 results from the expected impact of the Domestic Production Activity Deduction, or DPAD, and the R&D tax credit on our lower projected 2007 taxable income. Because of our lower earnings, the provision for income taxes decreased $463,000 for the six months ended June 30, 2007, to a benefit of $20,000, compared to a provision of $443,000 for the same period of the prior year.

Net Income.

Net income for the three months ended June 30, 2007, totaled $302,000, an increase of $104,000 from the same period in the prior year, due largely to reduced SG&A expense and a lower effective tax rate, partially offset by higher R&D expenses. Our net loss for the six months ended June 30, 2007, totaled $59,000, compared to net income of $820,000 for the same period of the prior year. The decrease in net income during 2007 was primarily due to increased SG&A and R&D expenses and lower revenues, partially offset by a lower taxes and an increase in other income.

Liquidity and Capital Resources

Net cash flow used in operating activities for the six months ended June 30, 2007, totaled $1,111,000, compared to net cash flow provided by operating activities of $999,000 for the same period of the prior year. The decrease in cash flow from operating activities in the six months ended June 30, 2007, resulted from reduced earnings and working capital funding requirements. The bulk of our working capital funding during 2007 consisted of tax payments, payments of other year-end accrued liabilities and routine accounts payable disbursements.

During 2007, net cash flow provided by investing activities totaled $2,892,000 through the first half of the year, compared to net cash used in investing activities of $179,000 for the same period of 2006. The increase in cash provided by investing activities was primarily due to an increase in the maturity of investments and a decrease in the purchase of investments as well as proceeds from the condemnation of .40 acres of our College Station, Texas property. Purchases of property, plant and equipment increased to $489,000, up $91,000 from last year. Disbursements related to our new ERP computer system represented the bulk of our purchases during 2007, with additional funds used for the purchase of equipment for our College Station facility. We have no material commitments for capital expenditures as of June 30, 2007.

Net cash flow used in financing activities for the six months ended June 30, 2007, totaled $211,000, compared to $74,000 for the same period of the prior year. Increased stock repurchases and cash dividends paid were offset by higher proceeds from the issuance of employee stock options.

Cash, cash equivalents and short-term investments totaled $12,175,000 as of June 30, 2007, compared to $13,727,000 as of December 31, 2006. As noted in the recent developments discussion above, we have announced plans to purchase 300,000 shares of our stock through a Modified Dutch Auction Self-Tender. If fully subscribed, we will need up to $4,425,000 to repurchase these shares. Though our cash position is down from year-end due in part to the stock option investigation conducted during the first quarter, we believe our liquidity and expected cash flows from operations are more than sufficient to meet expected working capital, capital expenditure, stock repurchase and R&D requirements for both the short-term and long-term.

We invest a portion of our excess funds generated from operations in short-term securities, including money market funds, treasury bills, and a portion in preferred stocks. Our primary plan for the use of cash is continuing significant research and development efforts to introduce new products. Other possible uses of cash could include future acquisitions of businesses or product lines that fit with our strategy for growth. We may also engage in discussions with third parties to acquire new products or businesses or to form joint ventures.

Our Board of Directors declared a cash dividend on May 8, 2007, of $0.05 per common share that was payable on May 30, 2007, to shareholders of record at the close of business on May 15, 2007. The quarterly dividend was declared in connection with the Board’s decision in 2006 to establish an annual cash dividend of $0.20 per share, payable at $0.05 per quarter. The payment of future cash dividends under the policy is subject to the approval of our Board of Directors.

Aggregate Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Operating Leases	$121,000	$95,000	$26,000	-0-	-0-
Other Obligations[2]	343,000	8,000	335,000	-0-	-0-

Purchase Obligations [1]	2,273,000	2,273,000	-0-	-0-	-0-

Total	$2,737,000	$2,376,000	$361,000	$-0-	$-0-

[1]	Open purchase orders primarily for raw materials, component parts, and other supplies that the Company uses to manufacture its products.
[2]	Other Obligations includes uncertain tax liabilities recorded under FIN No. 48, “Accounting for Uncertainty in Income Taxes.”

We conduct certain operations in leased facilities under an operating lease expiring on November 30, 2007. Future minimum rental payments under this lease are $80,000 for 2007.

Critical Accounting Policies

Please reference Part I-Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates and the market value of our investments (including auction-rate securities). In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the market value of our investments.

The fair value of our investments in debt and equity securities at June 30, 2007, and December 31, 2006, was approximately $7,941,000 and $11,062,000, respectively. The year-to-date unrealized loss in the fair value of those investments is approximately $16,000, primarily due to recent decreases in the value of various preferred stock holdings. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. Our investment portfolio is primarily invested in highly-liquid, short-term investments including treasury bills, money market funds and corporate bonds, with certain funds also invested in preferred stock. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. There were no realized gains or losses on sales of such investments during the six months ended June 30, 2007. In the same period of the prior year we realized losses of approximately $23,000.

Item 4.    Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period of April 1, 2007 to June 30, 2007, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer/CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/CFO has concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. Subsequent to the date of his evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

Our management, including the Chief Executive Officer/CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Part II- Other Information

Item 1.    Legal Proceedings

In the normal course of our business, we are subject to legal proceedings brought against us. There have been no material developments to the legal proceedings described in Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year-ended December 31, 2006, and there are no new reportable legal proceedings for the quarter ended June 30, 2007.

Item 1A.    Risk Factors

In addition to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006, we have determined that the following additional risk factors are applicable:

During the first quarter of 2007, William W. Botts, our President and CEO for the past twenty-one years, resigned. In addition, three Directors resigned from our Board. We believe our remaining Directors and management team are experienced and well-qualified to build on OI’s past success. However, we can provide no assurance that this transition in management and governance will not have a negative impact on our future performance.

The matters relating to the investigation by the Special Committee of our Board of Directors into our stock option granting and exercise practices may result in future litigation or regulatory inquiries that could harm our financial condition and results of operations.

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

During the investigation, the Special Committee reviewed all stock option grants from 1985 through 2006, encompassing approximately 469 stock option grants granting 1,329,700 stock options to employees and non-employee directors on 48 different grant dates. The Special Committee also investigated all stock option exercises from 1997 to 2001 in which the exercise price was paid through the tender of our common stock. The Special Committee’s legal and accounting advisors identified, preserved, collected and reviewed over 17,000 documents and conducted 14 interviews of current and former employees and members of our Board of Directors.

On March 23, 2007, we announced the principal findings of the Special Committee of its Board of Directors relating to this investigation, a summary of which can be found in our Current Report on Form 8-K filed March 23, 2007.

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

We voluntarily contacted the United States Securities and Exchange Commission, or “the SEC”, regarding the Special Committee’s investigation and have shared the results of the Special Committee investigation with the SEC. We have cooperated and intend to continue to cooperate with the SEC regarding this matter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table provides information about our purchases of equity securities that are registered by us pursuant to section 12 of the Exchange Act during the quarter ended June 30, 2007.

2007	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
2006 Plan(1)
April 1-April 30	18,852	$12.18	12,526	65,165
May 1-May 31	8,330	$12.80	1,501	63,664
June 1-June 30	0	$0.00	0	63,664
Total	27,182		14,027

(1)	In August 2006, a plan was approved to repurchase up to 100,000 shares of OI common stock with no specified expiration date.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 21, 2007, at 11:00 a.m. at O.I. Corporation headquarters, 151 Graham Road, College Station, Texas, for the purposes of considering and voting upon the following matters: (i) the election of directors to serve until the 2008 Annual Meeting or until their successors are elected or appointed; and (ii) the ratification of independent registered public accountants.

The following nominees were elected as members of the Board for the ensuing year or until their successors are elected or appointed: Raymond E. Cabillot, Richard W. K. Chapman, Kenneth M. Dodd, Robert L. Moore, and Leo B. Womack.

The table below shows the matters that were voted upon at the meeting, and states the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter:

Proposal No. 1 - Election of Directors	For	Withheld	Abstentions	Broker Non-votes
Raymond E. Cabillot	1,948,615	61,852	0	0
Richard W. K. Chapman	1,961,115	49,352	0	0
Kenneth M. Dodd	1,959,597	50,870	0	0
Robert L. Moore	1,957,715	52,752	0	0
Leo B. Womack	1,960,115	50,352	0	0

Proposal No. 2 - Ratification of Accountants	For	Against	Abstentions	Broker Non-votes
Grant Thornton LLP	1,988,455	21,083	929	0

Item 5.    Other Information

None.

Item 6.    Exhibits

31	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O. I. CORPORATION
(Registrant)

Date: August 14, 2007	BY:	/s/ J. Bruce Lancaster
J. Bruce Lancaster
Chief Executive Officer/CFO (Principal Executive Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE

31	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002