Form 10-Q
period 2007-09-30
OI CORP
filed 2007-11-13
CIK 73773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 2, 2007, there were 2,621,258 shares of the issuer’s common stock, $.10 par value, outstanding.

Caution Regarding Forward-Looking Information; Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of United States securities laws, including the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “forecast”, “target”, “project”, “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenues, earnings, activities and technical results.

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

Please see “Part I, Item 1A—Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2006, as well as Part II, Item IA—”Risk Factors” of this quarterly report on Form 10-Q, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

O.I. CORPORATION

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,174	$2,665
Accounts receivable, trade, net of allowance for doubtful accounts 2007 $350; 2006 $299	6,545	5,960
Investment in sales-type leases, current portion	194	213
Investments at market	5,659	11,062
Inventories, net	5,116	5,014
Current deferred income tax assets	1,012	1,012
Other current assets	416	191

Total current assets	20,116	26,117
Property, plant, and equipment, net	3,484	3,279
Investment in sales-type leases, net of current	183	143
Long-term deferred income tax assets	681	605
Intangible assets, net	402	341
Other assets	32	27

Total assets	$24,898	$30,512

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,432	$1,859
Accrued liabilities	3,398	4,040

Total current liabilities	4,830	5,899

Long-term liabilities	365	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.10 par value 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 10,000 shares authorized, 4,103 shares issued, 2,619 and 2,868 outstanding, respectively	410	410
Additional paid-in capital	5,185	4,965
Treasury stock, 1,484 and 1,236 shares, respectively, at cost	(10,181)	(5,707)
Retained earnings	24,455	24,963
Accumulated other comprehensive loss, net	(166)	(18)

Total stockholders’ equity	19,703	24,613

Total liabilities and stockholders’ equity	$24,898	$30,512

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. CORPORATION

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
Products	$5,564	$6,243	$17,681	$18,014
Services	900	1,313	2,656	3,966

	6,464	7,556	20,337	21,980

Cost of revenues:
Products	2,862	3,076	9,017	9,020
Services	205	674	995	2,032

	3,067	3,750	10,012	11,052

Gross profit	3,397	3,806	10,325	10,928

Selling, general and administrative expenses	2,343	2,417	8,097	7,142
Research and development expenses	722	786	2,525	2,214

Operating income (loss)	332	603	(297)	1,572
Other income, net	183	152	733	446

Income before income taxes	515	755	436	2,018
Provision for income taxes	114	174	94	618

Net income	$401	$581	$342	$1,400

Other comprehensive (loss) income, net of tax,
Unrealized (losses) gains on investments	$(132)	$127	$(148)	$48

Comprehensive income	$269	$708	$194	$1,448

Earnings per share:
Basic	$0.14	$0.20	$0.12	$0.49
Diluted	$0.14	$0.20	$0.12	$0.48

Shares used in computing earnings per share:
Basic	2,770	2,884	2,842	2,874
Diluted	2,825	2,947	2,895	2,945

Cash dividends declared per share of common stock	$0.05	$0.05	$0.15	$0.15

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$342	$1,400
Depreciation and amortization	456	439
Deferred income taxes	—	(211)
Stock based compensation	144	88
(Gain) on sale of investments	(46)	23
(Gain) loss on disposition of property, plant, and equipment	(214)	10
Tax benefit from stock option exercise	—	(27)
Change in working capital	(2,248)	(330)

Net cash flows (used in) provided by operating activities	(1,566)	1,392

Cash Flows from Investing Activities:
Purchase of investments	(5,412)	(7,734)
Proceeds from sale of investments	10,816	8,290
Purchase of property, plant and equipment	(673)	(511)
Proceeds from sale of property, plant and equipment	238	12
Change in other assets	(77)	(55)

Net cash flows provided by investing activities	4,892	2

Cash Flows from Financing Activities:
Proceeds from issuance of common stock pursuant to exercise of employee stock options and employee stock purchase plan	250	187
Purchase of Treasury stock	(4,648)	(116)
Payment of cash dividends on common stock	(419)	(433)
Tax benefit from stock option exercise	—	27

Net cash flows (used in) financing activities	(4,817)	(335)

Net (decrease) increase in cash and cash equivalents	(1,491)	1,059

Cash and cash equivalents:
Beginning of period	2,665	1,727

End of period	$1,174	$2,786

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. CORPORATION and SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation.

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

Inventories, net, which include material, labor, and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$4,928	$4,612
Work-in-process	295	807
Finished goods	791	594
Reserves	(898)	(999)

	$5,116	$5,014

3.	Comprehensive (Loss)/Income.

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

For the three and nine months ended September 30, 2007, 54,452 and 52,528 incremental shares from the assumed exercise of dilutive options were added to the weighted average shares used to calculate diluted earnings per share, respectively.

For the three months ended September 30, 2007 and 2006, there were 70,000 and 16,000 anti-dilutive shares, respectively. For the nine months ended September 30, 2007 there were 70,000 anti-dilutive shares. In the same period of the prior year there were no anti-dilutive shares. Anti-dilutive shares are excluded from the calculation of incremental shares from the assumed exercise of options.

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

Our pre-tax compensation cost for stock-based compensation for the three months ended September 30, 2007 and 2006 was $92,000 and $43,000 ($55,000 and $25,000 after tax effects), respectively. Our pre-tax compensation cost for stock-based compensation was $144,000 and $88,000 ($86,000 and $52,000 after tax effects) for the nine months ended September 30, 2007 and 2006, respectively.

Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the nine months ended September 30, 2007, there was no excess tax benefit. The excess tax benefit for the same period of the prior year was $27,000.

During the nine months ended September 30, 2007, 70,000 shares of incentive stock options were granted under the 2003 Incentive Compensation Plan. We also granted 10,000 non-qualified stock options to members of the board of directors under the 2003 Incentive Compensation Plan during the nine months ended September 30, 2007. In the same period of the prior year, 8,000 shares of non-qualified options were granted to members of the board of directors under the 2003 Incentive Compensation Plan. The weighted average fair value of the options granted in 2007 was calculated using the following assumptions:

	Nonemployee Director Nonqualified Stock Options	Employee Incentive Stock Options
Risk free interest rate	4.75%	4.75%
Expected dividend yield	1.63%	1.46% - 1.75%
Expected life	3 Years	3 to 5 years
Expected volatility	37.00%	37.00%

Other information

As of September 30, 2007, we had $459,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a 4-year period.

We received cash from options exercised for the nine months ended September 30, 2007 and 2006 of $236,000 and $169,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The Company’s practice has been to issue shares for option exercises out of treasury stock as provided under the terms of the 2003 Incentive Compensation Plan. We believe our treasury stock holdings are sufficient to satisfy any exercises in 2007.

6.	Income Taxes.

The effective tax rates for the third quarter of 2007 and 2006 were 22 percent and 23 percent, respectively. The lower tax rate in 2007 was due to lower estimated income because of the 1st quarter loss, favorable deductions and credits received, such as the Domestic Production Activity Deduction, and research and development credits.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes.” In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of $431,000 as of January 1, 2007, increasing its current and long term liabilities for unrecognized tax benefits, interest, and penalties and reducing the balance of retained earnings.

At January 1, 2007, the Company had $431,000 in unrecognized tax benefits, the recognition of which would have an effect of $373,000 on the effective tax rate. Included in the balance of unrecognized tax benefits at January 1, 2007, is $8,000 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to expiring statutes in state jurisdictions.

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

There were no significant changes to any of these amounts during the first three quarters of 2007.

7.	Reclassification.

Certain prior-period amounts in the condensed consolidated financial statements have been reclassified for comparative purposes to be consistent with the 2007 presentation with no impact on recorded income, or equity.

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

RECENT DEVELOPMENTS

Modified Dutch Auction Self-Tender

During the third quarter of 2007, we completed our Modified Dutch Auction Self-Tender Offer announced on June 11, 2007. On August 17, 2007, we accepted for purchase 301,080 shares, or approximately 10.3%, of our then-outstanding common stock at a purchase price of $14.50 per share, for an aggregate cost of $4,365,660, exclusive of legal and administrative expenses associated with this transaction. Of the shares purchased, 300,000 represented shares selected as a result of the proration process and the 1,080 additional shares represent shares purchased to avoid creating new “odd lots” after the proration process.

Results of Operations (dollars in 000’s)

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006		2007	2006
Net revenue:
Products	$5,564	$6,243	$(679)	$17,681	$18,014	$(333)
Services	$900	$1,313	(413)	$2,656	$3,966	(1,310)

	$6,464	$7,556	$(1,092)	$20,337	$21,980	$(1,643)

Revenues. Consolidated net revenues for the three months ended September 30, 2007, decreased $1,092,000, or 14.5%, compared to the same period of the prior year, due to declines in both product sales and service revenues.

Product revenues decreased $679,000, or 10.9%, during the third quarter compared to the same period in 2006. Roughly one half the decline in third quarter product sales was attributable to lower MINICAMS® revenues. Though year-to-date MINICAMS® revenues are well ahead of last year, quarterly revenues declined approximately 16% in comparison to 2006 due to record setting shipments last year in partial fulfillment of the U.S. Army contract announced in May of 2006.

Third quarter product sales in our other lines were down approximately 7% in comparison to last year. Our largest decline occurred in sales of Total Organic Carbon (or TOC) analyzers. Sales of Gas Chromatography (or GC) products and Automated Chemistry Analyzers (or ACA) also declined during the quarter. Due in large part to consolidation in the domestic environmental testing lab industry, domestic sales declined during the third quarter with international sales also down due to reduced demand, particularly in the European market.

Third quarter service revenues decreased $413,000, or 31.5%, compared to the same period in 2006. In the third quarter of 2006, we generated billings of approximately $447,000 under the Wyle contract. We completed this contract during 2006 and our 2007 revenues under the Wyle contract have been minimal, consisting of service and support. During 2007, billings under our U.S. Army contract increased to $203,000 in the third quarter from $8,000 in the second quarter. Revenues in connection with this contract should continue at current levels through the end of the year.

For the nine months ended September 30, 2007, net revenues decreased $1,643,000, or 7.5%, compared to the same period in 2006. Our product revenues decreased $333,000, or 1.8%, primarily due to lower shipments in the third quarter as discussed above. On a year-to-date basis, increased MINICAMS® sales were more than offset by lower revenues from our other product lines due primarily to weak domestic demand during the year.

Service revenues for nine months ended September 30, 2007, decreased $1,310,000, or 33.0%, compared to same period last year. During 2006, we generated billings of approximately $1,327,000 under the Wyle contract. As noted above, we completed this contract during 2006 and our 2007 revenues under the Wyle contract have been minimal, consisting of service and support.

We remain cautious as to the short-term outlook for the domestic environmental instrument market. However, we are optimistic about longer term revenue growth potential based on international sales opportunities and new technologies being developed that should enable us to expand into new markets.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
($ in 000's)
Cost of revenues:
Products	2,862	51.4%	3,076	49.3%	9,017	51.0%	9,020	50.1%
Services	205	22.8%	674	51.3%	995	37.5%	2,032	51.2%

	$3,067	47.4%	$3,750	49.6%	$10,012	49.2%	$11,052	50.3%

Gross profit	$3,397	52.6%	$3,806	50.4%	$10,325	50.8%	$10,928	49.7%

Gross Profit. On a percentage of sales basis, gross profit for the three months ended September 30, 2007, totaled 52.6% compared to 50.4% for the same period of the prior year. Our improved margin was primarily due to a higher composition of lower margin Wyle contract revenues during the third quarter of 2006. Margins on product sales increased slightly from last year as a percentage of sales due in large part to a more favorable product mix.

Although gross profit declined $603,000 through the first nine months of 2007 compared to last year because of lower sales, our gross profit margin increased to 50.8% of revenues, up 1.1% from last year. This improvement resulted from a lower composition of service costs because of the completion of the Wyle contract as discussed above.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
($ in 000's)	$	%	$	%	$	%	$	%
Selling, general and administrative expenses	2,343	36.2%	2,417	32.0%	8,097	39.8%	7,142	32.5%
Research and development expenses	722	11.2%	786	10.4%	2,525	12.4%	2,214	10.1%

Selling, general, and administrative.

SG&A expenses for the three months ended September 30, 2007, decreased $74,000, or 3.1% compared to the same period in 2006. The decrease in SG&A expenses resulted primarily from a reduction in legal expenses and accounting related expenses, partially offset by consulting fees associated with the implementation of our new ERP system, increased stock based compensation expense, and increased selling expenses. Legal fees declined in comparison to the third quarter of 2006 due to last year’s legal fees incurred in connection with the Aviv Amirav patent infringement claim settled during the fourth quarter of 2006. Though down in total, SG&A expenses increased 4.2% as a percentage of sales during the third quarter due primarily to lower sales during 2007.

Our SG&A expenses for the nine months ended September 30, 2007, increased $955,000, or 13.4%, compared to 2006, primarily due to higher legal, consulting and related costs associated with the stock option investigation concluded during the first quarter of 2007.

Research and development.

R&D expenses for the three months ended September 30, 2007, decreased $64,000, or 8.1%, compared to the third quarter of 2006 and represented 11.2% of revenues in 2007 compared to 10.4% of revenues in the same period last year. The decline in R&D expense during the third quarter resulted primarily from lower supplies expenses partially offset by higher consulting fees.

For the nine months ended September 30, 2007, R&D expenses increased $311,000, or 14.0%, in comparison to the same period last year. R&D expense represented 12.4% of revenues, up 2.3% from 2006. The increase in R&D expenses is primarily attributable to the classification of expenses incurred in connection with the Wyle contract as cost of goods sold. During 2006, various Wyle contract related expenses were accounted for as service cost of sales rather than R&D expense, thus lowering our reported R&D expense last year. Certain R&D staff resources assigned to work on the Wyle contract during 2006 have been assigned to internal company R&D projects during 2007, thus increasing our R&D expenses in relation to last year. We anticipate continued significant expenditures in this area to support various projects including our mass spectrometer based on a special Charged Couple Diode, or CCD, for ion detection.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
($ in 000's)
Operating income (loss)	$332	5.1%	$603	8.0%	$(297)	-1.5%	$1,572	7.2%
Other income, net	183	2.8%	152	2.0%	733	3.6%	446	2.0%

Income (loss) before income taxes	515	8.0%	755	10.0%	436	2.1%	2,018	9.2%
Provision (benefit) for income taxes	114	1.8%	174	2.3%	94	0.5%	618	2.8%

Net income (loss)	401	6.2%	581	7.7%	342	1.7%	1,400	6.4%

Operating Income.

Operating income totaled $332,000 for the three months ended September 30, 2007, down $271,000 from the same period in 2006, due primarily to lower sales partially offset by decreased SG&A and R&D expenses. We generated an operating loss of $297,000 during the first nine months of 2007, compared to operating income of $1,572,000 last year. This decline in earnings was primarily attributable to lower sales, increased SG&A expenses related to the first quarter 2007 stock option investigation, and increased R&D expenses.

Other Income, net.

Other income increased $31,000, to $183,000, for the three months ended September 30, 2007, compared to the same period of the prior year due to higher interest rates and gains on liquidation of certain preferred stock investments. Other income for the nine months ended September 30, 2007, increased $287,000 compared to the same period of the prior year, due to the gain recorded on the sale of .40 acres of our College Station, Texas property during the first quarter. This land was acquired by the City of College Station through eminent domain for the widening of an adjacent highway. Because of lower cash and investments after purchasing shares in completion of the Modified Dutch Auction Self-Tender, we anticipate lower interest income in the months ahead.

Provision for income taxes.

Third quarter income tax expense decreased $60,000 compared to the same period of 2006, with our effective tax rate declining to 22% compared to 23% for the same period last year. The provision for income taxes decreased $524,000 to $94,000 for the nine months ended September 30, 2007, compared to $618,000 for the same period of the prior year primarily due to our lower earnings.

Liquidity and Capital Resources

Net cash flow used in operating activities for the nine months ended September 30, 2007, totaled $1,566,000, compared to net cash flow provided by operating activities of $1,392,000 for the same period of the prior year. The decrease in cash flow from operating activities in the nine months ended September 30, 2007, resulted from lower earnings and increased working capital requirements. The bulk of our working capital funding during 2007 consisted of tax payments, payments of other year-end accrued liabilities, routine accounts payable disbursements, and an increase in accounts receivable due in large part to a large shipment recorded shortly before the end of the third quarter.

During 2007, net cash flow provided by investing activities totaled $4,892,000 through the first nine months of the year, compared to net cash flow provided by investing activities of $2,000 for the same period of 2006. The increase in cash provided by investing activities was primarily due to the liquidation of investments in the third quarter to fund the Modified Dutch Auction Self-Tender that was completed in August. Purchases of property, plant and equipment increased to $673,000, up $162,000 from last year, consisting primarily of disbursements related to the implementation of our new ERP computer system which we began using July 1, 2007. We have no material commitments for capital expenditures as of September 30, 2007.

Net cash flow used in financing activities for the nine months ended September 30, 2007, totaled $4,817,000, compared to $335,000 for the same period of the prior year, primarily due to the treasury stock acquired in the Modified Dutch Auction Self-Tender completed in August, partially offset by higher proceeds from the issuance of employee stock options.

Cash, cash equivalents and short-term investments totaled $6,833,000 as of September 30, 2007, compared to $13,727,000 as of December 31, 2006. As previously noted, we purchased over 300,000 shares of our stock through a Modified Dutch Auction Self-Tender, disbursing approximately $4,466,000 in connection with this stock purchase including legal and administrative expenses. While our cash position is down from year-end due to the purchase of our stock and expenses resulting from the stock option investigation conducted during the first quarter, we believe our liquidity and expected cash flows from operations are more than sufficient to meet expected working capital, capital expenditure, stock repurchase and R&D requirements for both the short-term and long-term.

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

Our Board of Directors declared a cash dividend on August 17, 2007, of $0.05 per common share that was payable on September 12, 2007, to shareholders of record at the close of business on August 28, 2007. The quarterly dividend was declared in connection with the Board’s decision in 2006 to establish an annual cash dividend of $0.20 per share, payable at $0.05 per quarter. The payment of future cash dividends under the policy is subject to the approval of our Board of Directors.

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

The fair value of our investments in debt and equity securities at September 30, 2007, and December 31, 2006, was approximately $5,659,000 and $11,062,000, respectively. The decrease in investments was primarily due to the funding of the Modified Dutch Auction Self-Tender discussed above. The year-to-date unrealized loss in the fair value, net of tax, of those investments is approximately $148,000, primarily due to recent decreases in the value of various preferred stock holdings. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio by investing in multiple types of investment grade securities. Our investment portfolio is primarily invested in highly-liquid, short-term investments including treasury bills, money market funds and corporate bonds, with certain funds also invested in preferred stock. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. During the nine months ended September 30, 2007, there were realized gains of approximately $46,000 on the sales of such investments. In the same period of the prior year we realized losses of approximately $23,000.

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period from July 1, 2007 to September 30, 2007, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer/CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/CFO has concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. Subsequent to the date of his evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

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

Part II—Other Information

Item 1.     Legal Proceedings

In the normal course of our business, we are subject to legal proceedings brought against us. There have been no material developments to the legal proceedings described in Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year-ended December 31, 2006, and there are no new reportable legal proceedings for the quarter ended September 30, 2007.

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

On January 22, 2007, we announced that, at the request of our Board of Directors and William W. Botts, our then President and Chief Executive Officer, we were conducting a voluntary internal review of our historical stock option grants, stock option exercises and related option and compensation procedures and certain accounting matters. This review was performed at the direction of a Special Committee of our Board of Directors that was composed of three independent directors, each of whom joined the Board in 2006. The Special Committee was given complete authority and all powers necessary to conduct this review. The Special Committee also engaged outside legal counsel and other outside consultants to assist it in performing its duties.

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

We voluntarily contacted the United States Securities and Exchange Commission, or the “SEC”, regarding the Special Committee’s investigation and have shared the results of the Special Committee investigation with the SEC. We have cooperated and intend to continue to cooperate with the SEC regarding this matter.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table provides information about our purchases of equity securities that are registered by us pursuant to section 12 of the Exchange Act during the quarter ended September 30, 2007.

2007	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
2006 plan (1)
July 1 - July 31	—		—	63,664
August 1 - August 31	—		—	63,664
September 1 - September 30	1,146	$12.93	1,146	62,518

Total	1,146		1,146

2007 plan (2)
July 1 - July 31	—		—	—
August 1 - August 31	301,080	$14.50	301,080	—
September 1 - September 30	—		—	—

Total	301,080		301,080

(1)	In August 2006, a plan was approved to repurchase up to 100,000 shares of OI common stock with no specified expiration date.
(2)	In June 2007, a plan was approved to repurchase up to 300,000 shares of OI common stock (plus up to an additional 58,186 shares to prevent odd lots) through a Modified Dutch Auction Self-Tender Offer which was completed in August 2007.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

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

O. I. CORPORATION (Registrant)

Date: November 13, 2007	BY:	/s/ J. Bruce Lancaster
J. Bruce Lancaster
Chief Executive Officer/CFO (Principal Executive Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
31	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.