Form 10-K
period 2007-12-31
OI CORP
filed 2008-03-31
CIK 73773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-6511

O. I. CORPORATION

(Exact name of registrant as specified in its charter)

Oklahoma	73-0728053
(State of Incorporation)	(IRS Employer Identification No.)

151 Graham Road, Box 9010 77842-9010	College Station, Texas
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (979) 690-1711

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value, as of June 30, 2007, of the common stock (based on the average of bid and asked prices of these shares on NASDAQ) of O. I. Corporation held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) was approximately $23,780,708.

The number of outstanding shares of the common stock as of March 11, 2008 was 2,614,458.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2008 Annual Meeting of Shareholders

Part III information is incorporated by reference from the Proxy Statement

1

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of United States securities laws, including the United States Private Securities Litigation Reform Act of 1995. Forward-looking information is often, but not always identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “forecast”, “target”, “project”, “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements with respect to expectations of our prospects, future revenues, earnings, activities and technical results. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under “Risk Factors” and elsewhere in this report. O.I. Corporation disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

O.I. Corporation (referred to as “the Company,” “OI,” “we,” “our” or “us,”) provides innovative products for chemical analysis and monitoring. Our products perform detection, analysis, measurement and monitoring applications in a wide variety of industries, including environmental testing, food and flavors, beverage, pharmaceutical, semiconductor, power generation, chemical, petrochemical and security. We sell our products throughout the world utilizing a direct sales force as well as a network of independent sales representatives and distributors. Our primary strategy is to identify market niches we can penetrate using our product development capabilities, manufacturing processes and marketing skills with the goal of assuming a market leadership position. Management continually emphasizes product innovation, quality improvement, performance enhancement and on-time delivery while striving for product cost improvements to promote added value for our products. We seek growth opportunities through: 1) the development of new applications for existing products, 2) technological and product improvement to develop new products for both new and existing markets and 3) the acquisition and development of new products and competencies.

OI was organized in 1963, in accordance with the Business Corporation Act of the State of Oklahoma, as Clinical Development Corporation, a builder of medical and research laboratories. In 1969, we moved our headquarters from Oklahoma City, Oklahoma, to College Station, Texas, and changed our name to Oceanography International Corporation. To better reflect current business operations, we again changed our name to O.I. Corporation in July 1980, and in January 1989 we began doing business as O.I. Analytical.

Our principal executive offices are located at 151 Graham Road, College Station, Texas, 77842, our telephone number is (979) 690-1711 and our website address is http://www.oico.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Our common stock is traded on the NASDAQ Global Market under the symbol “OICO”.

Operations

We design, manufacture, market and service products in the following primary areas: 1) Gas Chromatograph (or “GC”) Instruments and Systems, 2) Total Organic Carbon Analyzer Systems, 3) Automated Chemistry Analyzers, 4) Other Products. Our products in each of these areas are further described below.

Gas Chromatography Instruments and Systems Gas chromatography is an analytical technique that separates organic compounds based on their unique physical and chemical properties.

Laboratory Products

We manufacture Purge and Trap Sample Concentrators (or “P&T”) used for sample introduction into GCs. In addition, we manufacture a broad range of specialized GC detector devices. We also purchase analytical instruments including GCs and GC mass spectrometers (or “GC/MS”) manufactured by GC companies. Many of these purchases occur under our OEM agreement with Agilent Technologies, Inc. We typically integrate GC components with GCs and GC/MS to configure customized GC analyzer systems, including volatile organic compound analyzers and pesticide analyzers. These systems are typically used for testing water to ensure compliance with applicable regulations, such as the US Environmental Protection Agency standards. Sales of GC Laboratory Products totaled 36% and 33% of sales in 2007 and 2006, respectively.

We recently entered into strategic alliances that should promote future sales growth in this area. One such alliance should enable us to increase our product offering of sample introduction products during the second half of 2008. We believe these new products will help us to both increase sales opportunities with existing customers and increase our presence in the food and flavors market. In addition, we have entered into agreements with certain other companies which should favorably impact our sales of sample introduction products and specialized detectors into additional channels of distribution in 2008.

Air-Monitoring Systems

For continuous air-monitoring applications, we produce our MINICAMS® product line of configured GC systems in standard and custom configurations to meet customers’ needs in the field. Our customers use MINICAMS to monitor toxic airborne chemical compounds for the presence of gaseous chemical warfare agents such as mustard, sarin, Lewisite, and others. In addition, we offer an automated Continuous Sampling System that may be coupled with the MINICAMS to address new air monitoring levels as promulgated by the Centers for Disease Control and Prevention. The new requirements significantly lower airborne exposure limits to protect the health and safety of workers and the general population during the disposal and transport of these agents. Sales of Air-Monitoring Systems totaled 27% and 26% of sales in 2007 and 2006, respectively.

Total Organic Carbon (or “TOC”) Analyzer Systems TOC analyzers and related accessories are used to measure organic and inorganic carbon levels in ultrapure water, drinking water, natural water, groundwater, wastewater, process waters, soils, and solids. Our TOC analyzers can be employed to comply with methods and testing required by the United States Environmental Protection Agency, or EPA, and other world-wide regulatory agency requirements; to ensure compliance with pharmacopoeia testing standards for ultrapure water used in manufacturing pharmaceuticals; to monitor pure water used in semiconductor manufacturing and power generation; and to provide data for oceanographic research. Customers often select TOC products based on the method of oxidation of a sample. Our TOC analyzers oxidize samples by High Temperature Persulfate and combustion; the two most widely recognized methods in the industry. We also produce a TOC Solids Analyzer designed to analyze samples with very high particulates and solids. The electrochemical oxidation process we recently developed for use on the International Space Station should provide commercial applications allowing us to sell this product into new industries, such as the process industry, in the future. Sales of TOC Analyzer Systems totaled 11% and 13% of sales in 2007 and 2006, respectively.

Automated Chemistry Analyzers Our products in this area include Segmented Flow Analyzers (or “SFA”) and Flow Injection Analyzers (or “FIA”) such as the Flow Solution® IV, Flow Solution 3100, and Model DA-3500 Discrete Analyzer. These instruments perform a wide range of ion analyses, including the measurement of nitrate, nitrite, phosphate, ammonia, chloride, alkalinity, and sulfate in liquids. Our CN Analyzer can perform total cyanide analysis in a number of industrial and environmental applications including cyanide testing in gold and silver mining, electroplating, metal finishing and semiconductor operations. Sales of Automated Chemistry Analyzers totaled 10% and 9% of sales in 2007 and 2006, respectively.

Other Products:

Sample Preparation Products and Systems Our sample preparation instrumentation products are used to prepare sample matrices for analysis. Sample preparation typically represents the most time-consuming aspect of chemical analysis. We strive to provide procedures, techniques, and instruments to reduce total sample preparation time, a highly desired goal for our customers in the analysis of chemical compounds. Our sample preparation products and systems consist primarily of Gel Permeation Chromatography (or “GPC”) Systems.

Refrigerant Monitors Refrigerant monitors employ Infrared (or “IR”) based analyzers to continuously monitor and detect low-level refrigerant leaks. These monitors are used in the chiller/refrigerant industry to detect all refrigerants including CFCs (chlorofluorocarbons), HFCs (hydrofluorocarbons), and HCFCs (hydrochloro-fluorocarbons) in accordance with ASHRAE (American Society of Heating, Refrigerating, and Air-conditioning Engineers) 15-2004 Safety Code Requirements. In addition, these monitors can be utilized to detect carbon monoxide gas in parking garage applications.

Beverage Analyzer These IR based analyzers are used primarily in the manufacturing process to measure dissolved Brix (sugar), diet syrup, and carbon dioxide in beverages. This equipment is generally used in soft-drink bottling plants, breweries, and wineries. Sales of our other product lines totaled 4% and 4% of sales in 2007 and 2006, respectively.

Sales by Location

We generally transact all sales in U.S. dollars. Estimated net revenues attributable to the United States, export revenues as a group, and the number of countries in which export revenues were generated, are as follows:

$ in thousands	2007	2006	2005	2004	2003
Net revenues:
United States	$19,011	$21,121	$21,322	$20,075	$18,442
Export	8,122	9,143	8,531	8,405	6,764

Total	$27,133	$30,264	$29,853	$28,480	$25,206

% Net revenues:
United States	70%	70%	71%	70%	73%
Export	30	30	29	30	27

Total	100%	100%	100%	100%	100%

Number of countries-export	58	64	60	64	62

The following regions had sales in excess of 10% of net revenues: sales to the Asia-Pacific region were approximately 12% of net revenues in 2007, 13% for both 2006 and 2005, 16% for 2004 and 13% for 2003; sales to the European region were approximately 13% of net revenues for 2007, 14% for 2006, 12% for 2005 and 10% for 2004.

For additional financial information, including financial information for the last three years on total assets, please see Item 8 “Financial Statements and Supplementary Data” and the notes to the consolidated financial statements included in this annual report.

Manufacturing

We manufacture products in ISO 9001 certified facilities located in College Station, Texas, and Pelham, Alabama, a suburb of Birmingham, using similar techniques and methods at both locations. Our manufacturing capabilities include electro-mechanical assembly, testing and integration of components and systems in addition to calibration and validation of configured systems. Our products are generally certified pursuant to safety standards established by one or more of the following agencies: Underwriters Laboratories; Canadian Standards Association; and/or the European Committee for Electrotechnical Standardization. These agencies and others also certify the accuracy of advertised product specifications and compliance with certain manufacturing standards.

Sales and Marketing

We market, sell and support analytical components and systems. In addition, we provide on-site installation and support services, distribute consumables and provide accessories required to support the operation of our products in the field. Domestically, we sell our products to end users through a direct sales channel, manufacturers’ representatives and resellers, while internationally we primarily sell through independent manufacturers’ representatives and distributors. Our marketing initiatives include advertising, direct mail, seminars, trade shows, telemarketing and promotion on our internet web site at www.oico.com.

Technical Support

We employ a technical support staff that provides on-site installation, service and after-sale support of our products with a goal of maximizing customer satisfaction. We also offer training courses and publish technical bulletins that contain product repair information, parts lists and application support information for customers. Our products generally include a warranty ranging from ninety days to one year. Customers may also purchase extended warranties or service contracts that provide coverage after the expiration of the initial warranty. We install and service products using our field service personnel or third party contractors in North America while utilizing distributors with factory certified service personnel in international locations.

Research and Development

The analytical instrumentation industry is subject to rapid changes in technology. Our future success relies heavily on continued product enhancement. To accomplish this objective, we seek to advance and broaden employed technologies, improve product reliability, boost product performance, augment analytical data handling, reduce product size and cut analytical cycle time while maintaining or reducing product cost. In addition, we actively pursue development of potential new products. Our efforts to enhance existing products and develop new products require an extensive investment in research and development. We expense research and development costs relating to both present and potential future products as incurred. These expenses totaled $3,316,000 during 2007, $3,117,000 during 2006 and $3,670,000 in 2005.

Patents

We have a dynamic portfolio of intellectual property, including both domestic and international patents and patent applications pending, primarily in the fields of Gas Chromatography, TOC, and mass spectrometry or “MS”. As of December 31, 2007, we own or have rights under license to 43 issued patents and 24 pending patent applications which expire between the years 2008 and 2025, compared to 44 issued patents in the prior year. As a matter of policy, we vigorously pursue and protect our proprietary technology positions and seek patent coverage on technology developments where appropriate. We also actively seek to license technology in fields of interest from third parties, provided such licenses are available on reasonable terms. While we believe that all of our patents and applications have value, our future success is not dependent on any single patent, application or group of patents soon to expire.

Competition

We encounter aggressive competition in all aspects of our business activity. OI competes with many firms in the design, manufacture and sale of analytical instruments, principally on the basis of product technology, performance, quality and reliability as well as product support, delivery and price. Additional competitive factors include sales and marketing capability and access to channels of distribution. In OI’s major product lines, our primary competitors include: EST Analytical, Lachat Instruments, Seal Analytical, Shimadzu Scientific Instruments, Teledyne Tekmar and Westco Scientific Instruments. Many of our competitors have significantly greater resources than OI offering greater global market coverage, more extensive product offerings, broader access to human and technical resources, greater buying power with suppliers, superior brand recognition, larger market share and greater financial resources. Our past success in niche market penetration is not necessarily an indication of future results.

Employees

As of December 31, 2007, our workforce consisted of 162 full-time employees. We employ scientists and engineers who conduct research and develop potential new products. To protect our proprietary information, we have confidentiality agreements in place with certain employees, as we deem appropriate. None of our employees are covered by a collective bargaining agreement. We believe that relations between management and our employees are satisfactory.

Environmental Regulations

To the best of our knowledge, we are in compliance with federal, state and local laws and regulations involving the protection of the environment. In the normal course of business, we often handle small quantities of materials that could be deemed hazardous. However, hazardous materials are primarily introduced into our products by end users rather than by OI employees. Our compliance with federal, state, or local provisions regulating the discharge of materials into the environment or relating to the protection of the environment should have no material effect upon planned capital expenditures, future earnings or competitive position. However, to the extent that customers purchase our analytical instruments for environmental analysis to assist in their compliance with environmental regulations, changes to these regulations could affect demand for certain of our products.

Sources of Raw Materials

We manufacture our products from raw materials, component parts and other supplies generally available from a number of different sources with few long-term supplier contracts. For certain purchased materials, we utilize preferred sources established on the basis of quality and service. Single source suppliers provide several purchased components. We can provide no assurance that these preferred or single source suppliers will continue to make materials available in sufficient quantities, at prices, and on other terms and conditions that are adequate for our needs. However, we have no indication that any of these preferred or single source suppliers will cease to do business with us. Should we experience a cessation in our relationship with a preferred or single source supplier, we believe adequate alternate sources can be located without a material disruption to our customers, though at potentially increased cost. We use sub-contractors to manufacture certain product components. In some cases, these sub-contractors are small businesses that can be affected by local economic conditions and other business factors that could impact their ability to be reliable suppliers. Substitute suppliers and/or components may require reconfiguration of products, which might result in significant product changes in the view of customers and could ultimately result in our discontinuing such products.

Backlog of Open Orders

Our backlog of orders on December 31, 2007 was approximately $3,943,000, compared to $3,856,000 in 2006 and $2,897,000 on December 31, 2005. We generally include in the backlog only purchase orders or production releases that have firm delivery dates in the twelve-month period following our fiscal year-end. However, recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors. We anticipate that substantially all of our present backlog of orders will be shipped or completed during 2008.

Seasonality

Demand for our products has not historically exhibited significant seasonal variation with regard to our consolidated net revenues. However, environmental markets tend to be weaker in the first and fourth quarters of the calendar year while U.S. Federal governmental markets are often slightly stronger in the third quarter of the calendar year.

Customers

Our customers include various military agencies of the U.S. Government, industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities, environmental testing laboratories, beverage bottlers and chiller-refrigerant companies. Sales to the U.S. Government accounted for approximately 26% of revenues in 2007, 17% of revenues in 2006 and 16% of revenues in 2005. Federal, state, and municipal governments and public and private research institutions in the aggregate accounted for 30% of revenues in 2007, 24% of revenues in 2006 and 25% of revenues in 2005. A decrease in sales to these groups could have a material adverse impact on our results of operations. International sales accounted for approximately 30% of revenues over each of the past three years.

Item 1A.	Risk Factors

Technological change could cause our products to become non-competitive or obsolete.

The market for our products and services is characterized by rapid and significant technological change and quickly evolving industry standards. New product introductions responsive to these factors require significant planning, design, development, and testing. We can provide no assurance that our products will remain competitive in this fast changing environment. In addition, industry acceptance of new technologies we seek to introduce may be slow to develop.

We could incur substantial costs in protecting and defending our intellectual property and loss of patent rights could have a material adverse effect on our business.

We hold patents relating to various aspects of our products and believe that proprietary technical know-how is critical to many of our products. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will issue from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and technical know-how. Our competitors could also initiate litigation to challenge the validity of our patents or may use their resources to design comparable products that do not infringe upon our patents. We could incur substantial costs in defending OI in suits brought against us or in suits in which we may assert our patent rights against others. If the outcome of any such litigation is unfavorable to us, our business and results of operations could be materially and adversely affected. In addition, we rely on trade secrets and proprietary technical know-how that we seek to protect, in part, by confidentiality agreements with our collaborators, employees, and consultants. We can provide no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed by competitors.

Our Extensive R&D efforts may not result in products that are successful in the marketplace.

To maintain our market share for existing products and to gain market share in new markets such as homeland security, we must invest heavily each year in R&D spending. This R&D spending often involves new technologies or updates to existing technology. We can provide no assurance that our R&D efforts to develop new technology or efforts to acquire new technology from third parties will be successful or that new products we may develop through such efforts will be successful in the marketplace.

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

We operate under an original equipment manufacturer (or “OEM”) agreement with Agilent, which has been in place for several years. Our OEM agreement does not provide for marketing cooperation between us and Agilent. As a result, we compete with Agilent for the same business in some cases. We can provide no assurance that Agilent will renew our OEM agreement, which is renewable annually, or that we will sustain current sales levels in the future under the Agilent OEM agreement. As we continue to evaluate alternatives, we may decide that continuing the OEM agreement is not our best strategy. A decision on our part to discontinue the agreement would place at risk a substantial part of our GC systems sales and could have a material adverse effect on our financial condition and results of operations.

Economic, political, and other risks associated with international sales could adversely affect our results of operations.

Sales outside the U.S. accounted for approximately 30% of our revenues in 2007. We expect international sales to account for a significant portion of our future revenues. Sales to international customers are subject to a number of risks including interruption to transportation flows for delivery of finished goods to customers; changes in foreign currency exchange rates; changes in political or economic conditions in a specific country or region; trade protection measures and import or export licensing requirements; negative consequences from changes in tax laws; differing protection of intellectual property; and unexpected changes in regulatory requirements. Unfavorable developments in these areas could have a material adverse effect on our business and results of operations.

Parts shortages or excess parts inventory could adversely affect our earnings.

We rely on various component parts to meet production demands. Should we encounter a shortage due to loss of a single source supplier or group of suppliers, for example, we may suffer a loss in sales, which could detrimentally impact our earnings. In certain cases, we enter into non-cancelable purchase commitments with vendors to secure components at the best available price. Should market demand for our products decline unexpectedly, we may develop excess parts inventory which could result in inventory write-downs that would negatively impact our financial position.

We are a small organization and we face many risks inherent in operating a microcap public company.

Because we are a relatively small organization, we have limited resources both in terms of our physical facilities and human resources. Should we suffer a catastrophic loss in either of our primary facilities, we could face a significant disruption in our business. To be successful, we rely on the performance of our employees including key executives such as our CEO/CFO who serves in a dual capacity, sales and marketing professionals, technical staff, managers and production personnel. In addition, we have a small accounting and finance group charged with the responsibility of public reporting issues and the increasingly complex requirements of generally accepted accounting principles in the United States in addition to normal day to day accounting operations. Our ability to meet customer demand could be negatively impacted if we are unable to attract, hire, train, retain and motivate qualified employees.

As a small company, the cost of compliance with governmental regulations, including the Sarbanes-Oxley Act of 2002, or SOX, continues to escalate and represents a significant expenditure of funds.

We are considered a microcap company and have a relatively small number of shares of common stock outstanding, with insiders and holders of 5% or more shares owning a significant portion of our stock. Because of this concentration of ownership, our common stock is thinly traded and experiences some periods with no transactions. This lack of public float adversely affects the liquidity of an investment in our shares.

Potential acquisitions, strategic alliances, joint ventures and divestitures could result in financial results that do not meet expectations.

We believe that we are well positioned to pursue acquisitions and plan to consider a growth strategy that could potentially include acquisitions, strategic alliances or joint ventures. Certain business acquisitions and strategic alliances in past years, including the strategic alliance with Intelligent Ion, Inc., and the acquisition of General Analysis Corporation, have produced losses or profitability well below our expectation. Businesses we may seek to acquire in the future may also fall short of our profit objectives. To finance potential acquisitions, we may need to raise additional funds either through public or private financing. We may have difficulty in obtaining debt financing on terms we find attractive, while equity financing can result in significant dilution to our shareholders.

Should we complete such a transaction, our financial results may differ from the investment community’s expectations. We could potentially experience difficulty developing, manufacturing, and marketing the products of a newly acquired company in a way that enhances performance of the combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors including: retention of key employees; management of facilities and employees in separate geographic areas; retention of key customers; and the integration or coordination of different research and development, product manufacturing and sales programs and facilities. All of these efforts require varying levels of management resources that may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations and stock price could be negatively impacted.

We have entered into strategic alliances to increase our product offering of GC sample introduction products and to sell existing products through additional channels. Our sales under these agreements may not meet management expectations, which could result in the termination of these agreements. On the other hand, should such sales meet or exceed our expectations, we may become more reliant on the revenues generated in connection with these agreements, which are subject to cancellation.

We have plans to enter into a credit facility and may incur other debt in the future.

We plan to enter into a revolving line of credit facility under which we may borrow up to $6 million. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions, repurchases of outstanding shares of common stock or expansion of our business within certain limitations. Such use of this credit facility could adversely affect our operating results and financial conditions by: increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions; requiring the dedication of a portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions; and limiting our flexibility in planning for, or reacting to, changes in our business and our industry. Once finalized, the revolving credit facility could impose restrictions on us should we utilize the facility, including restrictions on our ability to create liens on our assets and maintaining compliance with specified financial ratios. Our ability to comply with these ratios could be affected by events beyond our control. Should we breach any of the covenants of our revolving credit facility and not obtain a waiver from our lender, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.

We are relying on a newly implemented enterprise resource planning system for inventory management, distribution, and other functions.

In July of 2007, we implemented a new enterprise resource planning system. We rely on this system to effectively manage accounting and financial functions, order entry and fulfillment, and inventory. Any disruption in the operation of this system could result in a material adverse impact on our sales and results of operation including putting at risk our ability to accurately report operating results, financial position, and cash flows.

We have suffered losses and may suffer further losses due to the deterioration of the credit quality of investment securities.

We have historically made investments following internal guidelines on acceptable investment securities that designate minimum credit quality, maturity parameters and other investment criteria designed to minimize our market risk. As of December 31, 2007, our preferred stock portfolio totaled $2,170,000 at cost, resulting from investments in prior years that were intended to improve after tax yield. Due to recent turbulence in the financial markets we recorded a loss of $353,000 in the fourth quarter of 2007 on our preferred stock holdings issued by financial brokerage institutions. This loss reduces our carrying value on these holdings to the current market value at December 31, 2007 based on our determination that this impairment in value is not temporary in nature. We will seek to reduce our holdings of these investments as market conditions allow but we could face further write-downs should the instability in financial markets cause further erosion.

The matters relating to the investigation by the Special Committee of our Board of Directors into our stock option granting and exercise practices may result in future litigation that could harm our financial condition and results of operations.

On January 22, 2007, we announced that we were conducting a voluntary internal review of our historical stock option grants, stock option exercises and related option and compensation procedures and certain accounting matters. This review was performed at the direction of a Special Committee of our Board of Directors composed of three independent directors assisted by outside legal counsel and other outside consultants.

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

We voluntarily contacted the United States Securities and Exchange Commission, or the “SEC”, regarding the Special Committee’s investigation and have shared the results of the Special Committee investigation with the SEC. On February 11, 2008, we received a letter from the SEC indicating their investigation is complete and that they do not intend to pursue an enforcement action. We believe this matter is now concluded. However, the results of the investigation and the actions taken by us in connection with the investigation may make us the target of further litigation by our shareholders or others. If we are subject to adverse findings in any of these other matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

OI owns a facility with space of approximately 68,650 sq. ft. located on 10.89 acres of land in College Station, Texas, and has good title, free of any encumbrances. We lease approximately 20,000 sq. ft. of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring at the end of November 2008 with an option to extend for three additional one-year renewal periods. We also lease 500 sq. ft. of office space in Edgewood, Maryland, renewable annually with an option to extend for three more one-year renewal periods. We believe that the facilities we occupy are in good condition and are suitable for our present operations and that suitable space is readily available for expansion or to accommodate our operations should any of our leases not be extended.

Item 3.	Legal Proceedings

We are not subject to any material legal proceedings. From time to time, in the ordinary course of business, we have received, and in the future may receive, notice of claims against us, which in some instances have developed, or may develop, into lawsuits. For all claims, in the opinion of our management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information Our common stock trades on the NASDAQ Global Market under the symbol “OICO”. The ranges of high and low trade prices per share of our common stock for each quarterly period during fiscal 2007 and 2006 were as follows:

	2007		2006
	High	Low	High	Low
First Quarter	$12.40	$9.60	$14.49	$11.29
Second Quarter	15.46	10.86	15.00	11.09
Third Quarter	14.24	10.32	13.35	9.53
Fourth Quarter	13.60	10.97	12.13	9.59

NOTE:	The above quotations represent prices between dealers, do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Number of Holders of Common Stock As of March 11, 2008 there were 673 holders of record of OI common stock.

Dividends Prior to 2006, we paid no dividends on our common stock. On March 20, 2006, our Board of Directors established an annual cash dividend of $0.20 per share, payable $0.05 per quarter. The payment of future cash dividends under the policy is subject to the continuing determination by the Board of Directors that this policy remains in the best interest of shareholders, complies with the law and does not violate any applicable agreements into which we may enter. We may discontinue our dividend policy at any time.

We declared cash dividends on shares of our common stock, in the amount of:

	Quarters Ended (per share)
	March 31	June 30	September 30	December 31
2007	0.05	0.05	0.05	0.05
2006	N/A	0.05	0.10	0.05

We paid a cash dividend of $0.05 per share of common stock in the first quarter of 2008 and anticipate paying a dividend in each quarter of 2008.

Performance Graph

	12/02	12/03	12/04	12/05	12/06	12/07
O.I. Corporation	100.00	215.49	245.10	305.42	285.74	329.30
NASDAQ Composite	100.00	149.66	164.53	168.45	187.69	204.59
SIC Code	100.00	159.04	162.85	153.07	172.84	223.71

Issuer Repurchases of Equity Securities

The following table provides information about our purchases of equity securities that are registered by us pursuant to section 12 of the Exchange Act during the quarter ended December 31, 2007.

2007	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
2006 Plan (1)
October 1—October 31	2,242	$12.68	2,242	60,276
November 1—November 30	2,828	$12.59	2,828	57,448
December 1—December 31	872	$12.31	872	56,576

Total	5,942		5,942

(1)	In August 2006, a plan was approved to repurchase up to 100,000 shares of OI common stock with no specified expiration date. As of December 31, 2007, we may purchase up to an additional 56,576 shares pursuant to this plan.

Item 6.	Selected Financial Data

The following table sets forth the Company’s selected historical financial data for each of the five years in the period ended December 31, 2007. The selected historical financial data set forth below has been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

$ in thousands, except per shares amounts)	2007	2006	2005	2004	2003
Income statement data:
Net revenues	$27,133	$30,264	$29,853	$28,480	$25,206
Cost of revenues	13,354	14,904	14,675	14,012	13,286
Gross profit	13,779	15,360	15,178	14,468	11,920
Selling, general and administrative expenses	10,480	9,374	8,798	8,219	7,225
Research and development expenses	3,316	3,117	3,670	2,998	2,698
Acquired in-process research and development	—	—	—	483	—
Operating (loss) income	(17)	2,869	2,710	2,768	1,997
Interest and other income, net	471	615	515	426	412
Loss/impairment of investment in unconsolidated investee	—	—	—	976	24
Income before income taxes	454	3,484	3,225	2,218	2,385
Provision for income taxes	(103)	1,075	739	456	750
Net income	557	2,409	2,486	1,762	1,635
Basic earnings per share	$0.20	$0.84	$0.88	$0.63	$0.59
Diluted earnings per share	$0.20	$0.81	$0.85	$0.61	$0.58

Balance sheet data:
Total assets	$25,006	$30,512	$28,159	$25,387	$22,707
Working capital	15,587	20,218	18,508	15,989	13,105
Stockholders’ equity	20,122	24,613	22,768	20,187	18,239
Cash dividends declared per share	$0.20	$0.20	$—	$—	$—

Common size income statement data:
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.2	49.3	49.2	49.2	52.7

Gross profit	50.8%	50.7%	50.8%	50.8%	47.3%
Selling, general and administrative expenses	38.6	30.9	29.4	28.9	28.7
Research and development expenses	12.2	10.3	12.3	10.5	10.7
Acquired in-process research and development	—	—	—	1.7	—

Operating (loss) income	(0.0)	9.5	9.1	9.7	7.9
Interest and other income, net	1.7	2.0	1.7	1.5	1.6
Loss/impairment of investment in unconsolidated investee	—	—	—	3.4	0.1

Income before income taxes	1.7	11.5	10.8	7.8	9.4
Provision for income taxes	(0.4)	3.5	2.5	1.6	2.9

Net income	2.1%	8.0%	8.3%	6.2%	6.5%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contents

This item of the annual report on Form 10-K is divided into the following sections:

•	Executive Summary – Provides a brief overview of the year’s results and known uncertainties expected to have an effect on future results.

•

Results of Operations – Analyzes our financial results comparing sales, operating margins and expenses to prior periods including our expectations of the effect of trends and uncertainties on future results.

•	Liquidity and Capital Resources – Analyzes our cash flow from operating, investing and financing activities and further discusses current and projected liquidity.

•	Critical Accounting Estimates – Discusses the most significant accounting estimates that we believe are essential to aid in understanding our reported financial results.

•	Inflation – Reviews the impact of inflation on reported results.

•	Market Risk – Discusses our exposure to market risk sensitive instruments commonly referred to as derivatives.

Executive Summary

We provide innovative products for chemical analysis and monitoring. Our products perform detection, analysis, measurement, and monitoring applications in a wide variety of industries including environmental testing, food, beverage, pharmaceutical, semiconductor, power generation, chemical, petrochemical and security. Headquartered in College Station, Texas, we sell our products throughout the world utilizing a direct sales force as well as a network of independent sales representatives and distributors. Our primary strategy is to identify market niches we can penetrate using our product development capabilities, manufacturing processes and marketing skills with the goal of assuming a market leadership position. Management continually emphasizes product innovation, quality improvement, performance enhancement, and on-time delivery while striving for product cost improvements to promote added value for our products.

2007 was a difficult and challenging year at OI. We began the year with a voluntary internal review of our historical stock option practices and related accounting. At the conclusion of this investigation, our then-current President and Chief Executive Officer resigned his position with OI. Expenditures incurred in connection with the stock option investigation totaled approximately $1,350,000, including legal, accounting, and consulting fees as well as identified internal costs such as travel and meeting expenses for staff and the special investigation committee. This significant expenditure negatively impacted our earnings and cash flow for the year.

At the conclusion of the second quarter, we implemented a new ERP software package that provides integrated support for all our operations. While this new system provides a number of benefits, the planning, preparation and execution of this implementation required extensive effort from our staff throughout the year. Pre-implementation consulting fees increased our capital expenditures through the first half of the year while post-implementation consulting increased our SG&A expenses during the second half of 2007 and will continue in 2008 as we further our training to improve efficiency.

In an effort to promote shareholder value, during the third quarter of 2007, we completed a Modified Dutch Auction Self-Tender Offer and accepted for purchase 301,080 shares, or approximately 10.3%, of our then-outstanding common stock at a purchase price of $14.50 per share. Our total return of value to OI shareholders during 2007 including dividend payments and our share repurchases under both the Modified Dutch Auction Self-Tender and our 2006 Stock Repurchase Plan exceeded $5,000,000.

From an operational standpoint, 2007 sales declined approximately 10% from the prior year due largely to the completion in 2006 of our contract with Wyle to develop a prototype TOC analyzer for use on the International Space Station and continued sluggish demand in the environmental testing market. Margins held steady, however our SG&A expenses increased substantially due primarily to the impact of the stock option investigation in the first quarter. Our

R&D expenses increased slightly from 2006 but remained below 2005 levels. Due to the impact of lower sales and increased SG&A expense, our operations generated a small loss, which represented a significant reduction from previous years. Despite this operating loss, we generated net income of $557,000 on the strength of interest and other non-operating income.

Looking ahead, we face a number of challenges in the near term, including a continued weak environmental testing market, additional ERP system development and higher regulatory compliance costs. To promote sales growth, we have entered certain strategic alliances to both broaden our portfolio of products and expand our channels of distribution. In addition, our new technology development continues to move forward with the innovative TOC analyzer and the ion-CCD-based mass spectrometer, both of which show great promise and should begin to generate sales in 2009. Through strategic alliances and new technology, we plan to grow in our current market areas while expanding into new, more rapidly growing markets such as the process industry and food and flavors testing market.

Our financial position remains strong despite lower earnings and the return of capital to shareholders through our stock repurchases during 2007, with no borrowings and cash and investments totaling $6,476,000. We believe that our strong financial position should enable us to support our long-term growth strategy of organic expansion through strategic alliances and innovative product development, while also providing the opportunity for growth by acquisition should an appropriate candidate emerge. We also plan to obtain a revolving line of credit to support working capital needs in the event of an acquisition. We believe that our sales growth initiatives should begin to produce improved results during the second half of 2008 and provide accelerated growth opportunities in the future.

Results of Operations

The following table summarizes the results of our operations for each of the past three years. All percentage amounts were calculated using the underlying data in thousands.

	For the Years Ended December 31,
	2007	Percentage Increase (Decrease)	2006	Percentage Increase (Decrease)	2005
Total net revenues	$27,133	(10)%	$30,264	1%	$29,853
Total cost of revenues	13,354	(10)	14,904	2	14,675

Gross profit	13,779	(10)	15,360	1	15,178
Selling, general and administrative expenses	10,480	12	9,374	7	8,798
Research and development expenses	3,316	6	3,117	(15)	3,670

Operating (loss) income	(17)	(101)	2,869	6	2,710
Interest and other income	471	(23)	615	19	515

Income before income taxes	454	(87)	3,484	8	3,225
(Benefit) Provision for income taxes	(103)	(110)	1,075	45	739

Net income	$557	(77)	$2,409	(3)	$2,486

Basic earnings per share	$0.20	(76)	$0.84	(5)	$0.88
Diluted earnings per share	$0.20	(75)	$0.81	(5)	$0.85

2007 Compared to 2006

Net Revenues. Total net revenues for the year ended December 31, 2007 decreased $3,131,000, or 10%, compared to 2006. Product sales declined $1,694,000, or 6.7%, during the year with domestic sales down 4.4% while international sales were down 9.8%. Our domestic product sales declined as a result of lower MINICAMS® shipments due to the completion of sales under a 2006 U.S. Army contract and reduced sales of sample-preparation products. Due to the merger of Severn Trent and Test America announced in 2006, we received virtually no orders from these customers in 2007, which also negatively impacted our domestic sales in comparison to 2006. Domestic sales of our GC, TOC and ACA product lines were little changed during the year, despite the loss of sales from the major customers. We expect the domestic market to remain challenging during the year ahead.

International sales declined due in large part to lower shipments of TOC analyzers, particularly to Europe, as we encountered application difficulties with certain models of this product. We believe these issues have been largely resolved and anticipate improved 2008 sales as we work to increase distributor confidence in our product enhancements. International sales of GC products declined slightly in 2007 while Automated Chemistry products increased 8%. From a regional standpoint, international sales were weak in Europe as noted above and Asia, down slightly in China, but up in Latin America due to improved sales from new distributors in this region. While down in 2007, we continue to believe the international markets provide excellent growth opportunities and will return to more normal growth rates going forward.

To promote sales growth, we recently entered into certain strategic alliances. One such alliance should enable us to increase our product offering of GC sample introduction products during the second half of 2008. We believe these new products will help us to both increase domestic sales opportunities with existing customers and increase our presence in the food and flavors market. In addition, we have entered into agreements with certain other companies which should favorably impact our international sales of GC sample introduction products and specialized GC detectors into additional channels of distribution. We should begin to see sales from these alliances during the second half of 2008.

Service revenue decreased $1,437,000, or 30%, during 2007 in comparison to last year. This decrease was largely attributable to the completion of billings in connection with the Wyle contract in 2006. During 2007, we were awarded an additional contract from the U.S. Army to further refine the technology initially developed under the Wyle contract. Our 2007 billings under the Army contract were substantially lower than 2006 contract revenues but should continue through 2008. We are confident the innovative TOC analyzer technology developed pursuant to these contracts will provide commercial sales opportunities in the future.

Gross Profit. Our overall margins held steady during 2007 with gross profit as a percentage of net revenues unchanged from 2006. Although overall gross profit percentage was unchanged, margins on our sales of products declined 2.2% due to higher manufacturing variances attributable to lower volume and to slight change in our product mix. Margins on services improved by 15.0% due to reduced billings under lower margin government contracts. Though margin percentages were in line with last year, our gross profit in 2007 decreased $1,581,000, or 10%, to $13,779,000 because of lower sales.

Selling, General and Administrative, or SG&A Expenses. SG&A expenses for 2007 increased $1,106,000, or 12%, compared to 2006. This increase was primarily attributable to legal, accounting and consulting fees incurred in connection with the stock option investigation conducted during the first quarter of 2007. In addition, legal expenses were above normal historical levels in subsequent quarters due to certain employee and shareholder related matters. Our 2006 legal expenses were also higher than usual because of the Aviv Amirav lawsuit settled in November 2006. Because of these higher outlays in 2007, SG&A expense increased as a percentage of revenues during 2007 to 38.6%, compared to 30.9% in 2006. We believe SG&A expense should return to historical levels during the coming year.

Research and Development Expenses. R&D expenses for 2007 increased $199,000, or 6%, compared to 2006. The increase in R&D expenses for the year ended December 31, 2007 was primarily attributable to the classification of expenses that were incurred in 2006 in connection with the Wyle contract as cost of goods sold. During 2006, various Wyle contract related expenses were accounted for as service cost of sales rather than R&D expense, thus lowering our reported R&D expense last year. Certain R&D staff resources assigned to work on the Wyle contract during 2006 were assigned to internal company R&D projects during 2007, thus increasing our R&D expenses in relation to last year. We anticipate continued significant R&D expenditures to support various projects, including our mass spectrometer based on a special charge-coupled device, “or CCD”, for ion detection. R&D expenses represented 12.2% of revenues for 2007 and 10.3% of revenues for the same period in 2006.

Operating (Loss)/Income. Because of lower sales and increased SG&A expenses, we generated an operating loss of $17,000 in 2007, compared to operating earnings of $2,869,000 during 2006.

Interest and Other Income. Our non-operating income decreased to $471,000 for the year ended December 31, 2007, down $144,000 from 2006 due in large part to a $353,000 loss recognized in the fourth quarter on certain preferred stock holdings. Because of turbulent financial markets, we recorded this loss to reflect the other than temporary decline in the value of our preferred stock holdings issued by financial brokerage institutions. At December 31, 2007, our preferred stock portfolio totaled $2,170,000 at cost, resulting from investments in prior years intended to improve after tax yield. Future market volatility could potentially result in further write-downs, although we will seek to reduce our preferred stock holdings as market conditions allow. Our loss on preferred stock holdings was partially offset by a gain on the sale of .40 acres of our College Station, Texas property recorded during the first quarter. This land was acquired by the City of College Station through eminent domain for the widening of an adjacent highway. We anticipate lower interest income in the future because cash used to repurchase stock during 2007 has reduced our cash and investment holdings.

Provision For Income Taxes. Because of certain permanent differences between our book and taxable income that reduce our tax liability, we recorded a tax benefit of $103,000 in 2007, an effective tax rate of (22.7)%. These permanent differences include R&D tax credits as well as the dividends received deduction and the domestic production activities deduction. Our 2006 book versus tax differences were smaller in relation to our total income, which resulted in a higher effective tax rate of 30.8%.

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

During 2006, our product revenues decreased $1,071,000, or 4%, to $25,451,000 compared to $26,522,000 for the same period last year. This decline was attributable to the weak domestic environmental instrument market with domestic products revenue down slightly for the year. The merger of Severn Trent and Test America negatively impacted our fourth quarter revenues as orders from these customers were delayed. Despite the decline in overall product sales, we feel our efforts in recent years to enhance our primary product lines have allowed us to maintain, or in some cases grow, our market share in the GC and TOC product areas.

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

Selling, General and Administrative, (“or SG&A”) Expenses. SG&A expenses for the year ended December 31, 2006 increased $576,000, or 7%, to $9,374,000, compared to $8,798,000 for the prior year. Several factors contributed to this increase, including: legal fees associated with the Aviv Amirav lawsuit settled during the fourth quarter; higher audit and tax preparation fees, expenses related to our board of directors, which increased in size during 2006; and the implementation of SFAS 123(R) in 2006 which requires the expensing of stock options upon issuance. SG&A expense increased as a percentage of revenues for the year ended December 31, 2006 to 30.9%, compared to 29.4% in the same period of the prior year.

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

Operating Income. Operating income for the year ended December 31, 2006 increased $159,000, or 6%, to $2,869,000, compared to $2,711,000 for the same period of the prior year. This increase in operating income for the year ended December 31, 2006 was primarily attributable to increased revenues and gross profit and lower R&D expenses, partially offset by higher SG&A expenses.

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

Provision For Income Taxes. Our provision for income taxes increased $336,000 for the year ended December 31, 2006 totaling $1,075,000, compared to $739,000 for the prior year. During 2006, the effective tax rate was 30.8%. The effective tax rate is lower than the statutory rate due to certain permanent differences between our book income and taxable income that lower our tax liability. The effective tax rate for 2005 was 22.9% because we realized additional R&D credits relating to tax years 2001 through 2004. The R&D credits resulted in $237,000 of additional reductions to the tax liability.

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

Liquidity and Capital Resources

We consider a number of liquidity and working capital performance ratios in evaluating our financial condition. The following table includes certain ratios, working capital information and summarized cash flows for use in understanding our current liquidity and recent trends in this area:

($ in thousands)	2007	2006	2005
Liquidity and Working Capital Performance Measures

Ratio of current assets to current liabilities	4.2	4.4	4.4
Total liabilities to equity	24%	24%	24%
Working capital	$15,587	$20,218	$18,508
Cash, cash equivalents and investments	$6,476	$13,726	$11,567

Changes in Cash and Cash Equivalents

Net cash provided by (used in):
Operating activities	$(1,369)	$3,416	$1,930
Investing activities	7,025	(1,740)	(1,958)
Financing activities	(4,965)	(738)	214

Net increase (decrease) in:
Cash and cash equivalents	691	938	186

Cash and cash equivalents:
Beginning of year	2,665	1,727	1,541
End of year	3,356	2,665	1,727

Cash used in operating activities during 2007 totaled $1,369,000 compared to cash provided by operating activities of $3,416,000 in the prior year. The decrease in cash provided by operating activities was due primarily to lower net income, as discussed above and working capital changes attributable in large part to increased accounts receivable and reduced accrued liabilities. Our accounts receivable increased because of resource limitations in connection with the implementation of our new ERP system in the second half of 2007. We have reorganized our accounting group to provide additional staff resources in this area. The reduction in accrued liabilities resulted from payments made in 2007 on liabilities outstanding at the end of 2006, primarily related to accrued income taxes and the Aviv Amirav lawsuit.

Cash provided by investing activities totaled $7,025,000 in 2007 compared to a $1,740,000 use of cash in 2006. During 2007, we liquidated a significant portion of our investment holdings to fund our Modified Dutch Auction Self-Tender and to pay costs associated with the stock option investigation. Proceeds from the sale of property, plant and equipment totaled $223,000 during 2007, resulting primarily from the sale of .40 acres of our College Station, Texas property during the first quarter. This land was acquired by the City of College Station through eminent domain for the widening of an adjacent highway. Purchases of property, plant and equipment totaled $796,000 in 2007, an increase of 167,000 from 2006 with expenditures related to our ERP system implementation representing the bulk of this increase. We had no material commitments for the purchase of property, plant and equipment outstanding as of December 31, 2007.

Cash used in financing activities totaled $4,965,000 in 2007 compared to $738,000 in 2006. During 2007, we purchased 301,080 shares of OI common stock pursuant to our Modified Dutch Auction Self-Tender, for an aggregate cost of $4,365,660, exclusive of legal and administrative expenses associated with this transaction. In addition, we repurchased 21,115 shares in 2007 in connection with our existing repurchase program at an average price of $12.16 per share. We may purchase up to an additional 56,576 shares under the current stock repurchase program, and may seek an expansion of this program should we believe continued repurchases to be attractive.

Though down from the prior year, we continue to have a high level of liquidity and a strong financial position as demonstrated by our current ratio, liability to equity ratio and high level of working capital. We believe that our liquid assets are more than adequate to fund working capital, R&D and capital expenditures for the near term. In addition, we plan to obtain a revolving line of credit in the second quarter of 2008 to support our working capital needs in the event we complete an acquisition in the future. However, such a transaction may require additional funding beyond a line of credit. We believe that such funding should be available through traditional institutional debt financing, other third party financing or through issuance of additional stock. However, we can provide no assurance required funding would be available on favorable terms within the time frame that may be required.

Aggregate Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases	$210,984	$210,277	$707		$—
Purchase obligations (1)	2,613,044	2,613,044	—	—	—

Total	$2,824,028	$2,823,321	$707	$—	$—

(1)	Open purchase orders primarily for raw materials, component parts, and other supplies that the Company uses to manufacture its products.

We conduct certain operations in leased facilities under an operating lease expiring on November 30, 2008. Future minimum rental payments under this lease are $185,000 for 2008.

Segment Information. We manage our businesses primarily on a product and services basis. We report our operations as a single segment. See Note 14 of our consolidated financial statements for additional segment data.

Management is not aware of any commitments or contingent liabilities that would have a materially adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

Revenue Recognition and Warranty Reserves We derive revenue from three sources: system sales, part sales and services. For system and parts sales, we generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer and collection is reasonably assured. Our sales are typically not subject to rights of return, and historically we have not experienced significant sales returns. We generally record system sales that include installation services as multiple-element arrangements. In these situations, we recognize product revenue upon shipment but defer the installation service revenue until the installation is complete. We defer revenue recognition for the fair value of any undelivered elements, such as accessories ordered by customers, until the completion of delivery to the customer. For certain system sales that involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, we do not recognize revenue until we receive customer acceptance. We record any deferred revenue from such system sales as an accrued liability.

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

We record a reserve for warranty expenditures and periodically adjust the amount of the reserve as required to reflect actual warranty experience. In determining the warranty reserve, we consider our historical experience and various additional factors including expected product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from our estimates, the estimated warranty liability could prove to be significantly over- or understated. As of December 31, 2007 and 2006, our warranty liability totaled $496,000 and $662,000, respectively.

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

Inventories Our inventories consist primarily of electronic equipment and various components. We operate in a fast-paced industry with frequent technological advances and new product introductions. Such occurrences can significantly impair customer demand for our products and the related inventory we have on hand. We regularly evaluate our inventory and maintain a reserve for excess or obsolete inventory. Generally, we record an impairment allowance for products with no movement in over six months that we believe to be either unsalable or salable only at a reduced selling price. We further use our judgment in evaluating the recoverability of all inventory based upon known and expected market conditions as well as future product plans. Should our competitors introduce a new technology or product that renders our current products obsolete, our allowance for inventory impairment may be inadequate.

Our inventory obsolescence charges totaled ($11,000), $109,000 and $67,000 in fiscal 2007, 2006 and 2005 respectively. The inventory impairment allowance totaled approximately $732,000 and $999,000 at December 31, 2007 and 2006, respectively.

Intangible Assets Our intangible assets consist primarily of intellectual property, including patents and patent applications. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, we review the recoverability and estimated useful lives of our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. As a result of our reviews, we have not recorded any material charges during 2007, 2006 or 2005.

Inflation

Historically, neither inflation nor changing prices have had a material impact on our net revenues or results of operations. However, future inflationary trends could potentially impact our sales and earnings.

Stock Option Investigation

On January 22, 2007, we announced that we were conducting a voluntary internal review of our historical stock option grants, stock option exercises and related option and compensation procedures and certain accounting matters. This review was performed at the direction of a Special Committee of our Board of Directors composed of three independent directors assisted by outside legal counsel and other outside consultants.

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

We voluntarily contacted the United States Securities and Exchange Commission, or the “SEC”, regarding the Special Committee’s investigation and have shared the results of the Special Committee investigation with the SEC. On February 11, 2008, we received a letter from the SEC indicating their investigation is complete and that they do not intend to pursue an enforcement action. We believe this matter is now concluded. However, the results of the investigation and the actions taken by us in connection with the investigation may make us the target of further litigation by our shareholders or others. If we are subject to adverse findings in any of these other matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk. We are exposed to a variety of market risks, including changes in interest rates and the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the market value of our investments.

The fair value of our investments in debt and equity securities at December 31, 2007 and December 31, 2006 was $3,120,000 and $11,062,000, respectively. Our investment portfolio consists of short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stock issued by various financial institutions and utilities. Our investment goal is to preserve principal and provide a favorable return on our investment portfolio. Due to unusual market conditions during the second half of 2007 and continuing into 2008, we have experienced a decline in the market value of our preferred stock holdings. At December 31, 2007 our preferred stock holdings totaled $2,170,000 at cost. In view of recent financial market conditions, we concluded that the decline in value of our preferred stock holdings issued by financial brokerage firms was not temporary in nature. Accordingly, we recorded a loss of $353,000 in our 2007 results to reduce these holdings to their current market value as of December 31, 2007. We intend to reduce our preferred stock holdings as market conditions allow. Continued instability in the debt markets could further reduce the value of our preferred stock holdings and result in additional losses.

In addition to the loss noted above, we recognized a gain of $46,000 on the sale of certain investments during 2007. Year-to-date unrealized losses in the fair value of our investments are recorded as a reduction in the carrying value with a charge recorded to other comprehensive income. Future changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses. In the event investment values decline on an other than temporary basis, we may record further investment losses as appropriate.

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

The Company’s Audit Committee, composed of at least three independent members of the Board of Directors who are not employees of the Company, meets regularly with representatives of management and the independent registered public accountants to monitor the functioning of the accounting and control systems and to review the results of the audit performed by the independent registered public accountants. The independent registered public accountants and Company employees have full and free access to the Audit Committee without the presence of management.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

O. I. Corporation

We have audited the consolidated balance sheet of O. I. Corporation and subsidiary as of December 31, 2007, and the related consolidated statement of income, stockholders’ equity and cash flows for the year then ended. Our audit also included the 2007 information in financial statement schedules of O. I. Corporation listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O. I. Corporation and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2007 information in the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of O. I. Corporation’s internal control over financial reporting as of December 31, 2007 included in the accompanying item 9A(T) Controls and Procedures and, accordingly, we do not express an opinion thereon.

As described in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Mc GLADREY & PULLEN, LLP

Davenport, Iowa

March 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

O. I. Corporation:

We have audited the accompanying consolidated balance sheet of O. I. Corporation (an Oklahoma corporation) and subsidiary as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O. I. Corporation and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, on a modified prospective basis as of January 1, 2006.

/s/ GRANT THORNTON LLP

Houston, Texas
March 28, 2007

O.I. Corporation

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$3,355,853	$2,664,736
Accounts receivable-trade, net of allowance for doubtful accounts of $349,549 and $298,804, respectively	6,931,394	5,959,971
Investment in sales-type leases-current portion	216,258	213,194
Investments, at market	3,119,775	11,061,650
Inventories, net	5,356,780	5,013,824
Current deferred income tax assets	1,028,268	1,011,785
Other current assets	436,172	191,591

Total current assets	20,444,500	26,116,751

Property, plant and equipment, net	3,445,558	3,279,001
Investment in sales-type leases, net of current	182,533	142,824
Long-term deferred income tax assets	471,924	605,027
Intangible assets, net	408,641	340,679
Other assets	52,899	27,700

Total assets	$25,006,055	$30,511,982

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,871,845	$1,858,699
Accrued compensation and other related expenses	1,316,320	1,407,938
Accrued warranties	495,728	662,169
Accrued liabilities	1,173,331	1,970,004

Total current liabilities	4,857,224	5,898,810

Uncertain Tax Positions-Long Term	26,829	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized, 4,103,377 shares issued	410,338	410,338
Additional paid-in capital	5,288,385	4,964,766
Treasury stock, 1,483,325 and 1,235,807 shares, respectively, at cost	(10,232,808)	(5,707,386)
Retained earnings	24,803,095	24,963,333
Accumulated other comprehensive (loss), net	(147,008)	(17,879)

	20,122,002	24,613,172

Total liabilities and stockholders’ equity	$25,006,055	$30,511,982

The accompanying notes are an integral part of these consolidated financial statements.

O.I. Corporation

Consolidated Statements of Income

	Years Ended December 31
	2007	2006	2005
Net revenues:
Products	$23,757,660	$25,451,487	$26,521,944
Services	3,375,274	4,812,302	3,330,859

Total net revenues	27,132,934	30,263,789	29,852,803
Cost of revenues:
Products	12,155,057	12,474,529	13,214,920
Services	1,198,948	2,429,712	1,459,805

Total cost of revenues	13,354,005	14,904,241	14,674,725

Gross profit	13,778,929	15,359,548	15,178,078
Selling, general and administrative expenses	10,480,222	9,373,688	8,797,890
Research and development expenses	3,315,676	3,117,240	3,669,670

Operating (loss)/income	(16,969)	2,868,620	2,710,518
Other income:
Interest income, net	336,784	381,134	223,322
Other income	134,532	233,992	291,325

Income before income taxes	454,347	3,483,746	3,225,165
Benefit/(provision) for income taxes	102,997	(1,074,575)	(739,401)

Net income	$557,344	$2,409,171	$2,485,764

Basic earnings per share	$0.20	$0.84	$0.88

Diluted earnings per share	$0.20	$0.81	$0.85

Weighted average number of shares outstanding:
Basic shares	2,786,253	2,876,456	2,836,506
Diluted shares	2,837,942	2,983,406	2,917,715

The accompanying notes are an integral part of these consolidated financial statements.

O.I. Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31
	2007	2006	2005
Cash flows from operating activities:
Net income	$557,344	$2,409,171	$2,485,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	613,829	578,653	556,058
Stock based compensation	213,078	129,189	—
Provision for obsolete inventory	(10,678)	109,301	66,897
Deferred income tax expense/(benefit)	158,355	(196,752)	(377,285)
Tax benefit from stock options exercised	(32,591)	(63,229)	—
Loss/(gain) on disposition of property	(212,360)	10,103	(5,002)
Loss/(gain) on sale of securities including amortization of discounts	109,877	22,863	(756)
Changes in assets and liabilities:
Accounts receivable	(971,423)	364,528	(1,426,209)
Inventories	(332,278)	(506,347)	328,119
Other current assets and investments in sales-type leases	(312,553)	(11,990)	71,679
Accounts payable	13,146	431,073	(469,167)
Accrued liabilities	(1,162,753)	139,637	700,226

Net cash (used in) provided by operating activities	(1,369,007)	3,416,200	1,930,324

Cash flows from investing activities:
Purchase of property, plant, and equipment	(775,918)	(629,028)	(367,180)
Proceeds from sale of property, plant, and equipment	222,692	6,976	5,893
Purchase of investments	(8,390,335)	(11,996,046)	(7,481,696)
Maturity/proceeds from sales of investments	16,051,469	10,958,952	5,935,592
Change in other assets	(82,762)	(81,243)	(50,911)

Net cash provided by (used in) investing activities	7,025,146	(1,740,389)	(1,958,302)

Cash flows from financing activities:
Purchase of treasury stock	(4,730,767)	(438,870)	—
Proceeds from issuance of treasury stock	283,295	214,696	213,623
Tax benefit from stock options exercised	32,591	63,229	—
Payment of cash dividends on common stock	(550,141)	(576,775)	—

Net cash (used in) provided by financing activities	(4,965,022)	(737,720)	213,623

Net increase in cash and cash equivalents	691,117	938,091	185,645
Beginning of year	2,664,736	1,726,645	1,541,000

End of year	$3,355,853	$2,664,736	$1,726,645

Supplemental disclosures of cash flow information:
Cash paid during year for:
Income taxes	$274,629	$891,154	$738,717

The accompanying notes are an integral part of these consolidated financial statements.

O.I. Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2004	4,103,377	$410,338	$4,697,097	$(5,660,918)	$20,645,173	$95,406	$20,187,096
Issuance of 44,067 shares from treasury for exercise of stock options	—	—	(5,023)	195,200	—	—	190,177
Issuance of 2,178 shares from treasury to Employee Stock Purchase Plan	—	—	13,862	9,584	—	—	23,446
Excess tax benefit for disqualifying employee incentive stock option dispositions	—	—	39,334	—	—	—	39,334
Comprehensive income:
Unrealized loss on investments, net of deferred tax benefit of $81,360	—	—	—	—	—	(157,924)	(157,924)
Net income	—	—	—	—	2,485,764	—	2,485,764

Total comprehensive income							2,327,840

Balance, December 31, 2005	4,103,377	410,338	4,745,270	(5,456,134)	23,130,937	(62,518)	22,767,893
Purchase of 42,994 shares of treasury stock	—	—	—	(438,870)	—	—	(438,870)
Issuance of 42,665 shares from treasury for exercise of stock options	—	—	12,255	177,511	—	—	189,766
Issuance of 2,094 shares from treasury to Employee Stock Purchase Plan	—	—	14,823	10,107	—	—	24,930
Stock-based compensation expense	—	—	129,189	—	—	—	129,189
Dividends paid	—	—	—	—	(576,775)		(576,775)
Excess tax benefit for disqualifying employee incentive stock option dispositions	—	—	63,229	—	—	—	63,229
Comprehensive income:
Unrealized gain on investments, net of deferred tax expense of $22,994	—	—	—	—	—	44,639	44,639
Net income	—	—	—	—	2,409,171	—	2,409,171

Total comprehensive income							2,453,810

Balance, December 31, 2006	4,103,377	410,338	4,964,766	(5,707,386)	24,963,333	(17,879)	24,613,172
Purchase of 343,214 shares of treasury stock	—	—	—	(4,730,767)	—	—	(4,730,767)
Issuance of 94,173 shares from treasury for exercise of stock options	—	—	67,314	197,908	—	—	265,222
Issuance of 1,523 shares from treasury to Employee Stock Purchase Plan	—	—	10,636	7,437	—	—	18,073
Stock-based compensation expense	—	—	213,078	—	—	—	213,078
Dividends paid	—	—	—	—	(550,141)	—	(550,141)
FIN 48 Adjustments					(167,441)		(167,441)
Excess tax benefit for disqualifying employee incentive stock option dispositions	—	—	32,591	—	—	—	32,591
Comprehensive income:
Unrealized loss on investments, net of deferred tax benefit of $41,737 net of reclassification adjustment of $307,071 of realized losses included in net income	—	—	—	—	—	(129,129)	(129,129)
Net income	—	—	—	—	557,344	—	557,344

Total comprehensive income							428,215

Balance, December 31, 2007	4,103,377	$410,338	$5,288,385	$(10,232,808)	$24,803,095	$(147,008)	$20,122,002

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

Summary of Significant Accounting Policies

Principles of Consolidation The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of O. I. Corporation and its wholly owned subsidiary (collectively, the “Company” or “OI”). All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Revenue Recognition The Company derives revenues from three sources—system sales, parts sales, and services. For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer, and collection is reasonably assured. The Company’s sales are typically not subject to rights of return and, historically, sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions and that involve installation services, are accounted for as multiple-element arrangements, where the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Deferred revenue from such system sales is presented as unearned revenues in accrued liabilities in the accompanying consolidated balance sheets.

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

Taxes collected from customers and remitted to government agencies for specific revenue producing transactions are recorded net with no effect on the income statement.

Shipping and Handling Costs Shipping and handling costs are included in products cost of revenues.

Cash and Cash Equivalents The Company considers all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2007 and 2006 are temporary cash investments in money market funds of $789,000 and $850,000 of which $288,000 and $704,000, respectively was uninsured. Additionally, the Company had at December 31, 2007 and 2006, $38,000 and $99,000, respectively, of cash balances in excess of the Federal Deposit Insurance Corporation limits.

Accounts Receivable The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments and for estimated sales returns. Customers may not make payments due to a variety of reasons including deterioration of their financial condition or dissatisfaction with the Company’s products. Management makes regular assessments of doubtful accounts and uses the best information available including correspondence with customers and credit reports. The Company periodically accrues for bad debt and management regularly compares uncollectible accounts with period end accounts receivable balances to determine its adequacy. For the years ended December 31, 2007, 2006 and 2005 we recognized approximately $6,000, ($1,000), and 48,000 of bad debt expense, respectively.

Investments The Company accounts for its investments (including auction-rate securities) using Statement of

Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. The Company’s investments as of December 31, 2007 and 2006 consisted of preferred stock investments, medium-term commercial notes, short-term commercial paper, Treasury bills, and Federal Agency Discount Notes. These investments were classified as available-for-sale and are stated at fair value at December 31, 2007 and 2006. The unrealized gain (loss) on investments is reported net of tax as accumulated other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. Realized gains and losses on sales of investments are determined on a specific identification basis and included in the consolidated statements of income. Declines in the fair value of individual available-for-sale securities below their carrying value that are deemed other than temporary, result in write-downs of the individual securities to their fair value with the resulting loss charged to current period income. During 2007 we recognized $353,000 of such write-downs.

Investment in Sales-Type Leases The Company’s leasing operations consist of leasing analytical instruments. All of the Company’s leases are classified as sales-type leases. These leases typically expire over a four-year period. The Company recognizes as revenues the principal portion of sales-type leases upon initiation of the lease. Interest is deferred and recognized as revenues over the initial term of the lease. Security deposits are deferred until the lease expires and either recognized as revenues or returned to the customer, as appropriate.

Inventories Inventories consist of electronic equipment and various components and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company maintains a reserve for inventory obsolescence and regularly evaluates its inventory. Items with no movement in six months or more are generally reserved or written off. The Company also provides impairments for items that have realizable value below cost.

Property, Plant, and Equipment Property, plant, and equipment is recorded at cost and depreciated over the estimated useful lives of 3 to 40 years using the straight-line method. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life. Repairs and maintenance are expensed as incurred.

Intangible Assets Intangible assets primarily consist of patent applications and issued patents. Patent applications are capitalized upon issuance of a final patent or expensed upon abandonment or withdrawal. Upon issuance, patents are amortized on a straight-line basis over their estimated useful lives, seventeen years. U.S. GAAP requires that long-lived assets to be held and used, including intangible assets, be reviewed for impairment whenever changes in circumstances indicate that the carrying value may not be recoverable. The carrying value is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

Product Warranties Products are sold with warranties ranging from 90 days to one year, and extended warranties may be purchased for some products. The Company establishes a reserve for warranty expenditures and then periodically adjusts the amount of reserve as required based on actual warranty experience. The Company makes estimates of these costs based on historical experience and on various other assumptions including historical and expected product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Research and Development Costs Research and development costs are expensed as incurred.

Advertising Costs All advertising costs are expensed as incurred and included in selling and administrative expenses in the consolidated statements of income. Advertising expenses for 2007, 2006 and 2005 were $164,217, $151,205 and $147,341, respectively.

Income Taxes The Company provides for deferred taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the Company to use the asset and liability approach to account for income taxes. This approach requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The provision for income taxes is based on income before income taxes as reported in the accompanying consolidated statements of income. Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes.” In accordance with FIN No. 48, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits.

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

Concentrations of Credit Risk Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of investments and trade receivables. The Company places its available cash in money market funds, investment grade domestic corporate bonds and highly rated corporate preferred stocks. The Company’s investments are subject to fluctuations based on interest rates and trading conditions prevailing in the marketplace. The Company sells its products primarily to large corporations, environmental testing laboratories and governmental agencies. The majority of its customers are located in the U. S. and all sales are denominated in U.S. dollars. The Company performs ongoing credit evaluations of its customers to minimize credit risk. However, agencies of the U.S. Government constitute a significant percentage of the Company’s revenues (See Note 14). Any federal budget cuts or changes in regulations affecting the U.S. chemical warfare programs or the U.S. Environmental Protection Agency may have a negative impact on the Company’s future revenues.

Earnings Per Share The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding. At December 31, 2007, 2006, and 2005 options to acquire 80,000, 8,000 and 8,000 shares at the weighted average exercise prices of $12.96, $11.90, and $11.65, respectively, were not included in the computations of dilutive earnings per share as their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
Numerator, earnings attributable to common stockholders	$557,344	$2,409,171	$2,485,764

Denominator:
Basic-weighted average common shares outstanding	2,786,253	2,876,456	2,836,506
Dilutive effect of employee stock options	51,689	106,950	81,209

Diluted outstanding shares	$2,837,942	$2,983,406	$2,917,715

Basic earnings per common share	$0.20	$0.84	$0.88

Diluted earnings per common share	$0.20	$0.81	$0.85

Comprehensive (Loss) Income Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This Statement established standards for reporting and display of comprehensive income and its components. Net income and unrealized gains and losses on available-for-sale investments, net of taxes, are the Company’s only components of comprehensive (loss) income.

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

We elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we apply the provisions of Statement 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that were outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost we record for these awards is based on their grant-date fair value as calculated for the pro forma disclosures required by Statement 123. See Note 9 for additional information regarding stock-based compensation.

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the twelve months ended December 31, 2005:

Year Ended December 31, 2005
Net income, as reported	$2,486
Deduct: Total stock-based compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	96

Pro forma net income	$2,390

Earnings per share:
Basic—as reported	$0.88
Basic—pro forma	0.84
Diluted—as reported	0.85
Diluted—pro forma	0.82

Use of Estimates The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end, and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

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

Recent Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. The requirements of FAS 157 are effective for fiscal years beginning after November 15, 2007. However, the FASB has deferred the implementation of SFAS 157 by one year for certain non-financial assets and liabilities, for which SFAS 157 will be effective for the fiscal year beginning January 1, 2009. Management is evaluating the effect that adoption of FAS 157 will have on the Company’s financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Company has no defined benefit or other postretirement plans; accordingly, SFAS 158 has no impact on the Company’s financial position, consolidated results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” which permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force No. 06-11, (“EITF Issue No. 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company currently has no noncontrolling interests, thus the adoption of FAS 160 is expected to have no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (FAS 141R), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 141R on our consolidated financial statements.

Note 2. Net Investment in Sales-Type Leases

The following lists the components of the net investment in sales-type leases as of December 31:

	2007	2006
Total minimum lease payments to be received	$410,477	$356,018
Less: Unearned income	(37,072)	(34,436)

Net investment in sales-type leases	$373,405	$321,582

At December 31, 2007, minimum lease payments for each of the five succeeding fiscal years are as follows: $216,258 in 2008, $87,135 in 2009, $68,958 in 2010, $26,440 in 2011, and $0 in 2012.

Note 3. Inventories

Inventories, which include material, labor, and manufacturing overhead, on December 31, 2007 and 2006, consisted of the following:

	2007	2006
Raw materials	$4,505,999	$4,612,378
Work-in-process	742,087	807,136
Finished goods	840,692	593,583
Reserves	(731,998)	(999,273)

	$5,356,780	$5,013,824

A provision for obsolete inventory was determined in 2007 and 2006 by taking the total of the inventory related to discontinued products, and consistent with the Company’s policy relating to obsolete inventory, the total of other inventory with no movement in six months including excess which the Company determined is no longer saleable based on available market information. The provision for obsolete inventory totaled approximately ($11,000), in 2007, approximately $109,000 in 2006, and approximately $67,000 in 2005. These provisions are included in cost of revenues in the consolidated statements of income.

Note 4. Property, Plant and Equipment

Property, plant and equipment at cost on December 31, 2007 and 2006, consisted of the following:

	Estimated Useful Lives	2007	2006
Land		$39,030	$40,462
Buildings	33 to 40 Years	3,836,466	3,850,344
Leasehold improvements	5 Years	141,464	136,977
Furniture and equipment	3 to 10 Years	4,665,206	4,171,325

		8,682,166	8,199,108
Less accumulated depreciation		5,236,608	4,920,107

		$3,445,558	$3,279,001

Depreciation expense totaled $599,029 and $562,334 for the years ended December 31, 2007 and 2006, respectively.

Note 5. Investments

Investments considered available-for-sale at December 31, 2007 and 2006, consisted of the following:

	2007	2006
Marketable equity securities	$1,668,925	$2,827,995
Corporate securities	1,450,850	1,459,420
Other securities	—	700,296
U.S. Government and federal agency securities	—	6,073,939

	$3,119,775	$11,061,650

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
Corporate securities	$1,500,000	$—	$(49,150)	$1,450,850
Marketable equity securities	1,817,730	—	(148,805)	1,668,925

Total securities available-for-sale	$3,317,730	$—	$(197,955)	$3,119,775

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
Debt securities:
U.S. Government and federal agency	$6,073,939	$—	$—	$6,073,939
Corporate	1,500,000	—	(40,580)	1,459,420
Other	700,296	—	—	700,296

Total debt securities	8,274,235	—	(40,580)	8,233,655
Marketable equity securities	2,814,504	118,488	(104,997)	2,827,995

Total securities available-for-sale	$11,088,739	$118,488	$(145,577)	$11,061,650

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2007 follows:

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$1,000,000	$993,290
Over 1 year through 5 years	500,000	457,560

	$1,500,000	$1,450,850

For the years ended December 31, 2007, 2006 and 2005, proceeds from sales of securities available for sale amounted to $1,390,000, $1,157,296 and $533,513, respectively. Gross realized gains amounted to $45,855, $0 and $38,949 in 2007, 2006 and 2005, respectively. Gross recognized losses amounted to $352,926, $22,863 and $38,193, in 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, dividend income amounted to $208,932, $229,163 and $262,126, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2007
	Less Than Twelve Months			Over Twelve Months
	No. of Investments	Gross Unrealized Losses	Fair Value	No. of Investments	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Corporate securities	—	$—	$—	2	$49,150	$1,450,850
Marketable equity securities	3	109,158	659,405	6	39,647	1,009,520

Total securities available-for-sale	3	$109,158	$659,405	8	$88,797	$2,460,370

	2006
	Less Than Twelve Months			Over Twelve Months
	No. of Investments	Gross Unrealized Losses	Fair Value	No. of Investments	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Corporate securities	—	$—	$—	2	$40,580	$1,459,420
Marketable equity securities	2	31,000	345,300	4	73,897	951,500

Total securities available-for-sale	2	$31,000	$345,300	6	$114,477	$2,410,920

All investments are at market values based upon quoted market prices as of December 31. During 2007, the Company recorded a loss of $352,926 on certain marketable equity securities to reflect losses deemed “other than temporary”. The Company does not believe the unrealized losses reflected in the above schedule are long-term in nature and will continue to evaluate the carrying value of its marketable equity securities in relation to current market conditions.

Note 6. Intangible Assets

Intangible assets on December 31, 2007 and 2006, consisted of the following:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents Issued	$194,414	$(178,687)	$228,390	$(170,063)
Patent Applications Pending	306,443	—	189,705	—
Rights to licenses	105,000	(18,529)	105,000	(12,353)

	$605,857	$(197,216)	$523,095	$(182,416)

Our intangible assets consist primarily of intellectual property, including patents and patent applications. When a new patent is granted, we begin amortizing the cost over the life of the patent. Amortization expense charged to operations amounted to $14,800, $16,319 and $14,910, for the years ended December 31, 2007, 2006 and 2005, respectively.

Estimated future amortization expense on existing patents issued:

For year ending 12/31/08	$13,719
For year ending 12/31/09	13,719
For year ending 12/31/10	12,946
For year ending 12/31/11	11,839
For year ending 12/31/12	11,464

Each year, the Company performs an annual evaluation of the future prospects of certain products and their related inventory and intangible assets. The Company evaluated its remaining intangible assets in 2007 and in 2006 and determined that no impairment charge was necessary.

Note 7. Accrued Liabilities

Accrued liabilities on December 31, 2007 and 2006, consisted of the following:

	2007	2006
Unearned revenues	$144,102	$261,213
Unearned revenues—service contracts	283,967	333,146
Unearned revenues/deposits—sales-type leases	134,416	150,654
Uncertain tax positions-current (net of interest and penalties)	284,620	—
Other liabilities and accrued expenses	326,226	1,224,991

	$1,173,331	$1,970,004

Note 8. Product Warranty Liabilities

The changes in the Company’s product warranty liability for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Liabilities, beginning of year	$662,169	$635,669
Expense for new warranties issued	372,168	703,019
Warranty claims	(538,609)	(676,519)

Liabilities, end of year	$495,728	$662,169

Note 9. Stock Option and Stock Purchase Plan

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

Prior to the adoption of Statement 123(R), we accounted for stock-based compensation awards using the intrinsic value method of Opinion 25. Accordingly, we did not recognize compensation expense in our statements of income for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by Statement 123, we also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of Statement 123 had been applied.

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

Our pre-tax compensation cost for stock-based compensation was $213,000 and $129,000 ($128,000 and $77,000 after tax effects) for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, 70,000 shares of incentive stock options were granted under the 2003 Incentive Compensation Plan. We also granted 20,000 non-qualified stock options to members of the board of directors under the 2003 Incentive Compensation Plan during the year ended December 31, 2007. In the same period of the prior year, 8,000 shares of non-qualified options were granted to members of the board of directors under the 2003 Incentive Compensation Plan. The weighted average fair value of the options granted in 2007 was calculated using the following assumptions:

	2007	2006	2005
Risk free interest rate	4.75%	5.00%	3.48%
Expected quarterly dividend	0.05	0.05	—
Expected life	3-10 Years	3 Years	3 Years
Expected volatility	37.00%	37.00%	27.00%

The risk-free interest rate is based upon interest rates that match the contractual terms of the stock option grants. The expected volatility is based on historical observation and recent price fluctuations. The expected life is based on evaluations of historical and expected future employee exercise behavior, which is not less than the vesting period of the options. In 2007, 70,000 incentive stock options were granted to employees and 20,000 non-qualified stock options were granted to non-employee directors. Of those options, 10,000 have a three-year contractual life and 10,000 have a 10-year contractual life. In 2006, the only options granted were to non-employee directors that have a three-year contractual life. The Company began paying dividends in 2006 and had not paid any prior to that time. The weighted average fair value of stock options granted in 2007, 2006 and 2005 was $6.01, $3.30 and $2.61, respectively.

Incentive Compensation plans

We have two stock option plans, one of which has expired and one with shares available for grant at December 31, 2007 as follows:

Plan	2003 Incentive Compensation Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%
Plan termination date	December 31, 2012
Shares available for grant at December 31, 2007	180,000

Option grants under both plans have a contractual life of ten years. Grants to non-employee directors made prior to November 2007 have a contractual life of three years; grants made during and after November 2007 have a contractual life of ten years. Option grants vest equally on each anniversary of the grant date, commencing with the first anniversary, except grants to non-employee directors. Grants made to non-employee directors prior to November 2007 vest in full six months after the grant date; grants made during and after November 2007 vest in full on the first anniversary of the grant date. We recognize compensation cost for these awards on a straight-line basis over the service period.

On May 8, 2006, upon their election to the board of directors, four new members of the board were granted 3,000 restricted shares of common stock that will vest two years from the date of grant. The fair value of the stock was calculated using the closing market price on the date of grant. The closing market price was $11.90 per share.

The following is a summary of the changes in outstanding options for the twelve months ended December 31, 2005, 2006 and 2007:

	Shares	Price Per Share	Weighted Average Price Per Share
Options outstanding, December 31, 2004	272,705	$2.50 - 8.36	$5.20

Options granted	8,000	11.65	11.65
Options exercised	(44,217)	2.50 - 8.36	4.31
Options forfeited or cancelled	(1,300)	3.50 - 8.36	4.62

Options outstanding, December 31, 2005	235,188	$2.90 -11.65	5.60

Options granted	8,000	11.90	11.90
Options exercised	(42,665)	2.90 - 8.36	5.00
Options forfeited or cancelled	(8,100)	4.03 - 8.36	5.83

Options outstanding, December 31, 2006	192,423	$3.13 -11.90	5.98

Options granted	90,000	11.42 -13.70	12.89
Options exercised	(94,173)	3.13 - 11.90	5.63
Options forfeited or cancelled	(1,500)	5.63 - 8.36	7.81

Options outstanding, December 31, 2007	186,750	2.50 - 13.70	9.31

There were 103,450, 175,488 and 187,888 share options exercisable at December 31, 2007, 2006 and 2005, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2007:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.13 - $4.03	32,600	4.2	$3.88	32,600	$3.88
$4.12 - $6.52	31,050	2.9	$5.75	31,050	$5.75
$8.36 - $13.70	123,100	8.7	$11.88	39,800	$10.03

As of December 31, 2007				Shares	Intrinsic Value
Total outstanding in-the-money options				127,050	684,451
Total vested in-the-money options				103,450	632,335
Total options exercised in 2007				94,173	667,692

The total intrinsic value of share options exercised for the twelve months ended December 31, 2007 and 2006 was $667,692 and $273,000, respectively. The weighted average grant date fair value of options granted during the twelve months ended December 31, 2007 and 2006 was $6.01 and $3.30 per share, respectively.

During the twelve months ended December 31, 2007 and 2006, proceeds received by the Company from the exercise of options were $265,000 and $190,000, respectively. At December 31, 2007, total unrecognized stock-based compensation expense related to unvested stock options was approximately $416,000, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Note 10. Stockholders’ Equity

The Company’s Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation and other preferences are subject to determination by the Board of Directors. As of December 31, 2007, no preferred stock had been issued and none is outstanding.

The Company’s Board of Directors has authorized the Company to repurchase shares of its common stock through open market purchases or privately negotiated transactions, and in 2007 the Company also repurchased its common stock under a Modified Dutch Auction Self-Tender. The Company repurchased 343,214, 42,994, and 0 shares in 2007, 2006 and 2005, respectively. The Company accounts for repurchased shares using the cost method. As of December 31, 2007 the Company is authorized to repurchase up to 56,576 additional shares of its common stock.

Note 11. Income Taxes

The Company’s operations are only taxed under domestic jurisdictions.

The provision for income taxes (benefit) is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
Current provision:
Federal	$(261,440)	$1,032,790	$883,835
State	88	238,537	232,856
Deferred provision (benefit)	158,355	(196,752)	(377,290)

	$(102,997)	$1,074,575	$739,401

The provision for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:

	Year Ended December 31,
	2007	2006	2005
Tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.6	4.5	4.8
Current research and development credits	(39.8)	(4.7)	(5.6)
Past research and development credits	—	—	(7.3)
Dividends received deduction	(10.9)	(1.6)	(1.9)
FIN 48 adjustments	(13.6)	—	—
Extraterritorial income exclusion	—	(0.8)	(1.4)
Other, net	2.0	(0.6)	0.3

	(22.7)%	30.8%	22.9%

Deferred tax assets (liabilities) are comprised of the following at December 31, 2007 and 2006:

	2007	2006
Current:
Warranty reserve	$198,291	$264,868
Bad debt allowance	150,396	116,592
Inventory reserve	292,799	248,921
Uniform capitalization	209,722	243,388
Accrued vacation	128,707	93,140
Other	48,353	44,876

Total current	1,028,268	1,011,785

Noncurrent:
Depreciation	393,638	503,182
Deferred compensation	—	47,447
Intangibles	(143,760)	(32,052)
Other	222,046	86,450

Total noncurrent	471,924	605,027

Net deferred tax asset	$1,500,192	$1,616,812

The Company adopted the provisions of FIN 48 on January 1, 2007. Since that time, we determined that our historical tax accounting analyses were not being reconciled to supporting documentation. This resulted in a $264,000 overstatement of our cumulative effect adjustment recorded as of January 1, 2007 upon our adoption of FIN 48. We corrected this overstatement in the fourth quarter by increasing our cumulative retained earnings and reducing our tax liability.

Upon adoption, we had $431,000 in unrecognized tax benefits, the recognition of which would have an effect of $373,000 on the effective tax rate. During 2007, the statute of limitations lapsed on tax positions related to R&D tax credits from prior years and we recorded a $62,000 decrease in the liability for uncertain tax positions. In accordance with FIN 48, during 2007 we reclassified $277,000 of income tax liabilities which relate to examination periods that will expire within twelve months of the balance sheet date, from non-current to current liabilities. Included in the balance of unrecognized tax benefits at December 31, 2007, is $285,000 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to expiring statutes in federal jurisdictions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in SG&A expenses. At December 31, 2007, the Company had accrued $57,000 and $1,000 for the potential payment of interest and penalties, respectively.

As of December 31, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2007, with certain exceptions.

A reconciliation of the January 1, 2007 through December 31, 2007 amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

	2007	Description
Beginning balance at January 1, 2007	$373,154
Lapse of statute of limitations	(61,705)	R&D tax credits

Ending balance at December 31, 2007	311,449

Note 12. Employee Benefit Plans

The Company maintains a Retirement Savings Plan (the 401(k) Plan) for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company’s contributions to the 401(k) Plan are discretionary. Employees vest immediately in their contributions and vest in the Company’s contributions ratably over five years. The Company made contributions of $135,000, $254,000 and $225,000 to the 401(k) Plan for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 13. Commitments and Contingencies

The Company has an agreement with the former owner of Floyd Associates, Inc. to pay a royalty equal to 5% of the net revenue earned from certain microwave-based products up to a maximum amount of $1,182,500. The contingent liability arose as a result of the acquisition of Floyd in 1994. No minimum payments are required in the agreement. The Company recognized royalty expense related to this agreement of $1,443, $9,995 and $19,231 in 2007, 2006 and 2005, respectively.

The Company leases approximately 20,000 sq. ft. of office, engineering, laboratory, production and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring in November 2008. The Company also leases 500 sq. ft of office space in Edgewood, Maryland, which can be renewed annually. Rental expense recognized in 2007, 2006 and 2005, was $203,748, $198,118 and $196,664, respectively. Future minimum rental payments under these leases for each year of the next five successive years are $210,277, $707, $0, $0 and $0.

The Company places purchase orders with vendors primarily for raw materials, component parts and other supplies that the Company uses to manufacture its products. As of December 31, 2007, the Company had approximately $2,613,000 of open purchase orders.

There are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which any of its property is subject.

Note 14. Segment Data

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

Revenues related to operations in the U.S. and foreign countries for the years ended December 31, 2007, 2006 and 2005 are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped. Long-lived assets related to continuing operations in the U.S. and foreign countries as of the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005
Net revenues from unaffiliated customers:
United States	$19,010,631	$21,121,179	$21,321,535
Foreign	$8,122,303	$9,142,610	$8,531,268

Long-lived assets at end of year:
United States	$3,445,558	$3,279,001	$3,229,386

One customer accounted for approximately 18% of revenues in 2007, 17% of revenues in 2006, and approximately 16% of revenues in 2005. Sales to federal, state and municipal governments accounted for 30% of total revenues in 2007, 24% of total revenues in 2006, and 25% of total revenues in 2005.

The following regions had sales in excess of 10% of net revenues: sales to the Asia-Pacific region were approximately 12% of net revenues in 2007, and 13% for both 2006 and 2005; and sales to the European region were approximately 13% of net revenues for 2007, 14% for 2006 and 12% for 2005.

Note 15. Quarterly Information (Unaudited)

Quarterly financial information for 2007 and 2006 is summarized as follows:

($ in thousands, except per share amounts) 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$7,342	$6,531	$6,464	$6,796
Gross profit	3,730	3,198	3,397	3,454
Net income	(362)	302	401	216
Basic earnings per share	(0.13)	0.10	0.14	0.08
Diluted earnings per share	(0.13)	0.10	0.14	0.08

($ in thousands, except per share amounts) 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$7,809	$6,615	$7,556	$8,284
Gross profit	3,963	3,159	3,806	4,432
Net income	622	198	581	1,008
Basic earnings per share	0.22	0.07	0.20	0.35
Diluted earnings per share	0.21	0.07	0.20	0.33

Note 16. Financial Instruments

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments” defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

On June 26, 2007, the Audit Committee, acting on behalf of our Board of Directors, dismissed Grant Thornton, LLP (the “Former Accountant”) as our principal independent accountant. The Former Accountant’s reports for the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principals.

During the two most recent fiscal years and any subsequent interim period through June 26, 2007, there have been no disagreements between us and the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused the Former Accountant to make reference to the subject matter thereof in its report. No “reportable events” (as defined by Item 304(a)(1)(v) of Regulation S-K) occurred during the two most recent fiscal years and through June 26, 2007.

On June 26, 2007, the Audit Committee, acting on behalf of our Board of Directors, engaged McGladrey & Pullen, LLP (the “New Accountant”) as our principal independent accountant subject to the completion of the New

Accountant’s normal client acceptance procedures. We did not, nor did anyone on our behalf, consult the New Accountant during our two most recent fiscal years and during the subsequent interim period prior to our engagement of the New Accountant regarding the application of accounting principles to a specified transaction (completed or proposed), the type of audit opinion that might be rendered on our financial statements, any matter being the subject of a disagreement or “reportable event” or any other matter described in Item 304(a)(2) of Regulation S-K.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We performed an evaluation, under the supervision and participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of the material weakness in our internal control over financial reporting described below. Notwithstanding the material weakness in our internal control over financial reporting as of December 31, 2007 described below, we believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects. To address the material weakness in our internal control over financial reporting described below, management performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Securities Exchange Act, in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In accordance with the internal control reporting requirements of the Securities and Exchange Commission, management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as (v) a company’s control activities (“process-level controls”).

Management’s evaluation of the design and operating effectiveness of our internal controls over financial reporting identified a material weakness with respect to income tax accounting. Specifically, we determined that our historical tax accounting analyses were not being reconciled to supporting documentation. This resulted in a $264,000 overstatement of our cumulative effect adjustment recorded as of January 1, 2007 upon our adoption of FIN No. 48, “Accounting for Uncertainty in Income Taxes.” We corrected this overstatement in the fourth quarter by increasing our cumulative retained earnings and reducing our tax liability. In addition to this material weakness, we noted

significant deficiencies with regard to documentation of management approvals, timeliness of certain reconciliations and improper access to our computer systems. A “material weakness” is defined as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency or a combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

We have taken the following steps to remediate the material weakness related to income tax accounting:

•	we recorded a non-recurring adjustment to bring our tax accounting analysis in balance with supporting documentation; and

•	we have instructed our accounting staff to properly reconcile tax schedules to all supporting detail in the future.

In addition we are taking the following steps to remediate our significant deficiencies in 2008:

•	we will instruct our management team to properly document authorization of key control activities.

•	we will increase our accounting staff in 2008 to provide the resources necessary to ensure timely account reconciliations; and

•	we will develop standard procedures for granting user access and evaluate current access levels to limit system access for key control areas.

As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2007. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. Accordingly, the Company’s management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has not been audited by our auditors, McGladrey & Pullen, LLP or any other independent registered accounting firm.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned “Proposal One: Election of Director”, “Executive Compensation”, “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and “Code of Ethics,” which sections are incorporated in this Annual Report on Form 10-K by reference.

Item 11.	Executive Compensation

Information concerning executive compensation is set forth in the section entitled “Executive Compensation” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which section is incorporated in this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information for this item is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which section is incorporated in this Annual Report on Form 10-K by reference.

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part II of Item 5 of this Form 10-K and is incorporated in Item 12 of this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions

Information for this item is set forth in the section entitled, “Certain Transactions, Employment Contracts, Termination of Employment and Change-in-Control Arrangements” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which section is incorporated in this Annual Report on Form 10-K by reference.

Item 14.	Principal Accounting Fees and Services

Information for this item is set forth in the section entitled “Principal Accounting Fees and Services” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which section is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(b)	Exhibits

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A for the year-ended December 31, 2002 and incorporated herein by reference).

3.3	Amendment to Section 2 of Article III of the Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 hereto).

3.4	Amendment to Section 2 of Article III of the Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 hereto).

3.5	Amendment to Section 1 of Article VI of the Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Report on Form 8-K on December 6, 2007 and incorporated herein by reference).

3.6	Amendment to Section 2 of Article III of the Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Report on form 8-K on January 22, 2008 and incorporated herein by reference).

*10.1	Employee Stock Purchase Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 33-62209) and incorporated herein by reference).

*10.2	1993 Incentive Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.3	Registration Rights Agreement among O.I. Corporation and the former shareholders of CMS Research Corporation dated January 4, 1994 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

*10.4	O.I. Corporation 2003 Incentive Compensation Plan (filed as Exhibit 99.1 to the registration statement on Form S-8 (No. 333-106254) and incorporated herein by reference).

*10.5	Form of Nonqualified Stock Option Agreement between O.I. Corporation and its Directors (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2004 and incorporated herein by reference).

*10.6	Form of Nonqualified Stock Option Agreement between O.I. Corporation and its Employees (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2004 and incorporated herein by reference).

*10.7	Form of Qualified Stock Option Agreement between O.I. Corporation and it Employees (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2004 and incorporated herein by reference).

*10.8	Employment Agreement between the Company and J. Bruce Lancaster (filed as Exhibit 10.1 to the Company’s Report on Form 8-K on June 26, 2007 and incorporated herein by reference).

*10.9	Employment Agreement between the Company and Donald P. Segers (filed as Exhibit 10.2 to the Company’s Report on Form 8-K on June 26, 2007 and incorporated herein by reference).

*10.10	Executive Incentive Compensation Plan between O.I. Corporation and its Executive Officers (as described in the Company’s Report on Form 8-K on November 8, 2007 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page to this Form 10-K).

31.1	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O. I. CORPORATION

/s/ J. Bruce Lancaster
Date:	March 31, 2008	By:	J. Bruce Lancaster
Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Bruce Lancaster and Laura Samuelson, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Bruce Lancaster	Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial Officer)	March 31, 2008
J. Bruce Lancaster

/s/ Raymond E. Cabillot	Chairman of the Board	March 31, 2008
Raymond E. Cabillot

/s/ Richard W.K. Chapman	Director	March 31, 2008
Richard W.K. Chapman

/s/ Donald P. Segers	President, Chief Operating Officer and Director	March 31, 2008
Donald P. Segers

/s/ Leo Barton Womack	Director	March 31, 2008
Leo Barton Womack

O. I. CORPORATION AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Allowance for doubtful accounts deducted from trade accounts receivable
Years ended:
December 31, 2007	$299	$6	$56	(1)	$(11)	$350
December 31, 2006	326	30	(57	) (1)	—	299
December 31, 2005	271	131	(76	) (1)	—	326

Reserve for inventory obsolescence deducted from inventories
Years ended:
December 31, 2007	$999	$(11)	$(256	) (2)		$732
December 31, 2006	906	52	41	(2)	—	999
December 31, 2005	756	67	83	(2)	—	906

(1)	Amounts were deemed uncollectible.
(2)	Amounts were deemed obsolete.

F-1