Form 10-Q
period 2008-03-31
OI CORP
filed 2008-05-09
CIK 73773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008, there were 2,612,537 shares of the issuer’s common stock, $.10 par value, outstanding.

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

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks that outcomes implied by forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates and intentions expressed in such forward-looking statements. These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events.

Our public filings are available at www.oico.com and on EDGAR at www.sec.gov.

Please see “Part I, Item 1A—Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2007 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

O.I. Corporation

and Subsidiary

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$1,017	$3,356
Accounts receivable, trade, net of allowance for doubtful accounts of $337 and $350, respectively	7,183	6,931
Investments at market	5,314	3,120
Inventories, net	5,380	5,357
Current deferred income tax assets	1,028	1,028
Other current assets	541	652

Total current assets	20,463	20,444

Property, plant and equipment, net	3,283	3,446
Long-term deferred income tax assets	503	472
Intangible assets, net	422	409
Other assets	239	235

Total assets	$24,910	$25,006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	1,773	$1,872
Accrued compensation and other related expenses	1,009	1,316
Accrued warranties	496	496
Accrued liabilities	1,474	1,173

Total current liabilities	4,752	4,857

Uncertain tax positions-Long term liabilities	27	27

Commitments and contingencies
Stockholders’ equity:
Common stock, $.10 par value, 10,000 shares authorized, 4,103 shares issued, 2,610 and 2,620 shares outstanding, respectively	410	410
Additional paid-in capital	5,331	5,288
Treasury stock, 1,493 and 1,483 shares, respectively, at cost	(10,353)	(10,232)
Retained earnings	24,912	24,803
Accumulated other comprehensive loss, net of taxes	(169)	(147)

Total stockholders’ equity	20,131	20,122

Total liabilities and stockholders’ equity	$24,910	$25,006

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. Corporation

and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In Thousands, Except Per $ Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues:
Products	$6,407	$6,493
Services	920	849

	7,327	7,342

Cost of revenues:
Products	3,280	3,223
Services	599	389

	3,880	3,612

Gross profit	3,447	3,730
Selling, general and administrative expenses	2,299	3,661
Research and development expenses	908	932

Operating income (loss)	240	(863)
Other income, net	80	399

Income (loss) before income taxes	320	(464)
Provision (benefit) for income taxes	80	(102)

Net income (loss)	$240	$(362)

Other comprehensive (loss) income, net of tax, unrealized (losses) gains on investments	(22)	25

Comprehensive income (loss)	$218	$(337)

Earnings (loss) per share:
Basic	$0.09	$(0.13)
Diluted	$0.09	$(0.13)

Shares used in computing earnings (loss) per share:
Basic	2,615	2,862
Diluted	2,654	2,862
Cash dividends declared per share of common stock	$0.05	$0.05

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. Corporation

and Subsidiary

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$240	$(362)
Depreciation and amortization	153	148
Stock based compensation	41	26
(Gain) loss on disposition of property, plant and equipment	1	(214)
Change in working capital	(287)	(408)

Net cash flows provided by (used in) operating activities	148	(810)

Cash Flows from Investing Activities:
Purchase of investments	(2,533)	(1,225)
Maturity of investments	301	2,895
Purchase of property, plant and equipment	(26)	(269)
Proceeds from sale of property, plant and equipment	37	237
Change in other assets	(17)	(53)

Net cash flows (used in) provided by investing activities	(2,238)	1,585

Cash Flows from Financing Activities:
Proceeds from issuance of common stock pursuant to exercise of employee stock options and employee stock purchase plan	14	13
Purchase of Treasury stock	(132)	(90)
Payment of cash dividends on common stock	(131)	(143)

Net cash flows (used in) financing activities	(249)	(220)

Net (decrease) increase in cash and cash equivalents	(2,339)	555
Cash and cash equivalents:
Beginning of period	3,356	2,665

End of period	$1,017	$3,220

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. CORPORATION and SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

O.I. Corporation (the “Company,” “we,” “OI”or “our”), an Oklahoma corporation, was organized in 1963. The Company designs, manufactures, markets, and services analytical, monitoring and sample preparation products, components, and systems used to detect, measure and analyze chemical compounds.

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

The Company believes that the disclosures are adequate to prevent the information from being misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

2.	Inventories, Net

Inventories, net, which include material, labor and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$4,822	$4,506
Work-in-process	434	742
Finished goods	765	841
Reserves	(641)	(732)

	$5,380	$5,357

3.	Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity. The Company’s components of comprehensive income (loss) are net income and unrealized gains and losses on available-for-sale investments.

4.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended March 31,
	2008	2007
Numerator, earnings (loss) attributable to common stockholders	$240	$(362)

Denominator:
Basic-weighted average common shares outstanding	2,615	2,862
Dilutive effect of employee stock options	39	—

Diluted outstanding shares	2,654	2,862

Basic earnings (loss) per common share	$0.09	$(0.13)

Diluted earnings (loss) per common share	$0.09	$(0.13)

For the three months ended March 31, 2008, there were 98,000 anti-dilutive shares. For the three months ended March 31, 2007, the Company’s potentially dilutive options of 64,638 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share was antidilutive.

5.	Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement 123 (revised 2004) (“Statement 123(R)”), “Share-Based Payment”, which revises Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. In accordance with Statement 123(R), our financial statements recognize expense related to our stock-based compensation awards that were granted after January 1, 2006, or that were unvested as of January 1, 2006, based on their grant-date fair value.

Our pre-tax compensation cost for stock-based compensation for the three months ended March 31, 2008 and 2007 was $41,000 and $26,000 ($25,000 and $16,000 after tax effects), respectively.

Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2008 and 2007, there was no excess tax benefit, respectively.

During the three months ended March 31, 2008, no options were granted. During the same period of the prior year, our CEO/CFO, who was hired in January, was granted 20,000 incentive stock options under the 2003 Incentive Compensation Plan. The weighted average fair value of these options was calculated using the following assumptions:

Employee Incentive Stock Options
Risk free interest rate	4.75%
Expected dividend yield	1.75%
Expected life	3 years
Expected volatility	37.00%

Other Information

As of March 31, 2008, we had $421,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over 2.3 years.

We received cash from options exercised during the first three months of fiscal years 2008 and 2007 of $9,000 and $8,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The Company’s practice has been to issue shares for option exercises out of treasury stock as provided under the terms of the 2003 Incentive Compensation Plan. We believe our treasury stock holdings are sufficient to satisfy any exercises in 2008.

6.	Long-Term Obligations

On May 1, 2008, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank. The Credit Agreement expires in 2011 and provides a revolving credit facility up to $6 million based on a formula that includes eligible accounts receivable and inventory. Interest is payable quarterly at the bank’s prime rate minus 0.5% or, at the Company’s option, LIBOR plus 2.0%. The Company incurs no fee on the unused portion of the credit facility.

The Credit Agreement includes certain restrictive covenants common for such agreements and requires maintenance of certain minimum financial ratios. The Company’s accounts receivable and inventory secure the credit facility.

7.	Recent Pronouncements

Effective January 1, 2008 the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair values in the financial statements on a nonrecurring basis. The adoption of SFAS did not have a material impact on the Company’s consolidated financial statements. The Company does not expect that the adoption of the provisions for other nonfinancial assets or liabilities will have a material impact on the Company’s consolidated financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3—Inputs that are both significant to the fair value measurement and unobservable.

The Company uses quoted market prices to determine the fair value of investment securities. They consist of exchange-traded fixed income and equity securities, and are classified in Level 1 of the fair value hierarchy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto. This discussion also contains forward-looking statements. Please see the “Caution Regarding Forward-Looking Information; Risk Factors” above.

COMPANY OVERVIEW

O. I. Corporation, referred to as “the Company,” “OI,” “we,” “our” or “us”, was organized in 1963 in accordance with the Business Corporation Act of the State of Oklahoma as Clinical Development Corporation, a builder of medical and research laboratories. In 1969, we moved from Oklahoma City, Oklahoma to College Station, Texas and changed our name to Oceanography International Corporation. To better reflect current business operations, we again changed our name to O.I. Corporation in July 1980, and in January 1989 we began doing business as OI Analytical.

At OI, we provide innovative products for chemical monitoring and analysis. Our products perform chemical detection, analysis, measurement and monitoring applications in a wide variety of industries including food, beverage, pharmaceutical, semiconductor, power generation, chemical, petrochemical and security. Headquartered in College Station, Texas, we sell our products throughout the world utilizing a direct sales force as well as a network of independent sales representatives and distributors.

RECENT DEVELOPMENTS

In April 2008, we announced a strategic alliance with DANI Instruments, S.p.A. which will allow us to broaden our gas chromatography product line by selling DANI’s sample-introduction and detector accessories on a world-wide basis. We anticipate this alliance will add incremental revenues beginning in the second half of 2008.

We also recently entered into a three-year credit agreement with JPMorgan Chase Bank providing a $6 million line of credit. While we currently have no bank debt outstanding, this line of credit will provide additional liquidity to support our working capital needs in the event we find a suitable acquisition opportunity.

Results of Operations

Revenues

	Three Months Ended March 31,				Increase (Decrease)
(dollars in 000’s)	2008	% of Rev.	2007	% of Rev.
Net revenue:
Products	$6,407	87.4%	$6,493	88.4%	$(86)
Services	920	12.6%	849	11.6%	71

	$7,327	100.0%	$7,342	100.0%	$(15)

Consolidated net revenues for the three months ended March 31, 2008 were essentially unchanged from 2007, down $15,000, or 0.2%, compared to the same period of the prior year. Our laboratory product sales increased 27.6% in the first quarter of 2008 compared to the previous year. However, this increase was offset by a decline in sales of our MINICAMS® air-monitoring systems. During the first quarter of 2007, we delivered a significant shipment of MINICAMS to the U.S. Army fulfilling the requirements under our contract announced on May 17, 2006. Although we believe prospects for MINICAMS sales beyond 2008 look promising, we currently have no major contracts in hand. Our goal is to overcome the anticipated short-term decline in MINICAMS revenues through sales growth in our laboratory products business. To that end, we have refocused our sales efforts in this product area and recently completed a strategic alliance with DANI Instruments to expand our portfolio of gas chromatography products.

Our first quarter growth in laboratory products revenues was primarily attributable to higher domestic sales of our gas chromatography products. Domestic demand for this product line has increased due in part to increased petrochemical industry demand and also to the renewal of orders from TestAmerica, which deferred orders during 2007 after its fourth quarter merger with Severn Trent Laboratories. Domestic sales of our TOC product line also increased, while our overall international sales grew modestly. During the first quarter of 2008, we experienced a higher than normal level of shipments on which revenue was deferred until the subsequent quarter. Without these deferrals, our net revenue would have been approximately 5% higher. We ended the first quarter with a strong backlog and anticipate continued sales growth in our laboratory product lines over the balance of the year.

Service revenues increased $71,000, or 8.4%, during the first quarter of 2008 compared to the same period of the prior year. The increase in service revenues during the first quarter was primarily attributable to higher billings under our U.S. Army contract which we signed in the first quarter of 2007. We began to generate billings under this contract late in the second quarter of 2007. Billings under this contract may decline during subsequent quarters based on the availability of governmental funding.

Gross Profit

	Three Months Ended March 31,
	2008		2007
(dollars in 000’s)	$	%	$	%
Cost of revenues:
Products	$3,280	51.2%	$3,223	49.6%
Services	599	65.1%	389	45.8%

Total cost of revenues	$3,880	53.0%	$3,612	49.2%

Gross profit	$3,447	47.0%	$3,730	50.8%

Gross profit for the three months ended March 31, 2008 decreased $283,000, or 7.6%, compared to the same period of the prior year, primarily due to higher cost of sales associated with the U.S. Army contract which has lower margins than our commercial service revenue. In addition, the large volume of MINICAMS® shipments during 2007 favorably impacted our margins during the first quarter last year. On a percentage of sales basis, our first quarter margin decreased 3.8% in comparison to the same period of the prior year.

Operating Expenses

	Three Months Ended March 31,
	2008		2007
(dollars in 000’s)	$	% of Rev.	$	% of Rev.
Selling, general and administrative expenses	$2,299	31.4%	$3,661	49.9%
Research and development expenses	908	12.4%	932	12.7%

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2008 decreased $1,362,000, or 37.2%, compared to the same period of the prior year. This decrease was primarily attributable to the inclusion in the first quarter of 2007 of various non-recurring expenses incurred in connection with our internal review of historical stock option prices and related accounting. During 2007, we recorded approximately $1,350,000 in expenses associated with this stock option investigation, consisting primarily of legal, accounting and consulting fees. This decrease in SG&A expenses brings us more in line with our historical expenditure level, and we expect to maintain these expenses at this reduced level in the coming quarters.

Research and development (“R&D”) expenses for the three months ended March 31, 2008 decreased by $24,000, or 2.6%, compared to the first quarter of 2007 and represented 12.4% of sales, down 0.3% from 2007. This decline was primarily due to the reclassification of certain R&D expenses into service cost of sales in 2008 because of the inclusion of related contract revenues in service revenues. During the first quarter of 2008, we utilized a larger portion of our R&D resources to perform work under our U.S. Army contract than we used during the same period of 2007 prior to the initiation of work under this contract. R&D expenses in future periods may increase if we reallocate R&D resources to internal projects due to decreased contract funding.

	Three Months Ended March 31,
	2008		2007
(dollars in 000’s)	$	% of Rev.	$	% of Rev.
Operating income (loss)	$240	3.3%	$(863)	-11.8%
Other income, net	80	1.1%	399	5.4%

Income (loss) before income taxes	320	4.4%	(464)	-6.3%
Provision (benefit) for income taxes	80	1.1%	(102)	-1.4%

Net income (loss)	$240	3.3%	$(362)	-4.9%

Operating Income (Loss)

For the three months ended March 31, 2008, we generated operating income of $240,000, or 3.3% of revenues compared to a loss of $863,000 in the same period of the prior year. The loss in the first quarter of 2007 was primarily due to non-recurring stock option investigation expenses that we incurred last year.

Other Income, Net

Other income totaled $80,000 for the three months ended March 31, 2008, down from $399,000 in 2007. In 2007, we benefited from a gain on the condemnation of .40 acres of our College Station, Texas property for the widening of an adjacent highway. In addition, our 2008 invested funds have been lower than last year due in part to the repurchase of shares in 2007 and lower investment rates of return.

Provision (Benefit) for Income Taxes

Our provision for income taxes totaled $80,000 during the first quarter of 2008, an effective rate of 25% based on our estimated tax rate after taking into consideration applicable tax credits such as the R&D tax credit and the Domestic Production Activity Deduction. Due to the loss recorded last year, we recorded a tax benefit in the first quarter of 2007.

Liquidity and Capital Resources

Net cash flow provided by operating activities for the quarter ended March 31, 2008 totaled $148,000 compared to an $810,000 use of cash during the comparable period of 2007. This improved cash flow from operating activities during 2008 was primarily attributable to higher net income and reduced working capital cash requirements.

Net cash flow used in investing activities totaled $2,238,000 for the three months ended March 31, 2008, compared to providing $1,585,000 in cash flow in the comparable period of 2007. Our use of cash in investing activities in the first quarter of 2008 has consisted primarily of purchasing short-term securities such as commercial paper and bank certificates of deposit during the first quarter. During 2007, we moved more funds into cash to cover anticipated cash requirements including the stock option investigation. Last year’s first quarter cash flow provided by investing activities also included the property condemnation at College Station noted above. During 2008, capital expenditures have been minimal and we anticipate such expenditures to continue to run well below last year due to completion of the ERP system implementation during 2007. We had no material commitments for the purchase of property, plant and equipment outstanding as of March 31, 2008.

Net cash flow used in financing activities for the three months ended March 31, 2008 totaled $249,000, up $29,000 from 2007, due primarily to increased repurchases of our common stock. During 2008, we purchased approximately 12,000 shares of our stock on the open market. Because we had fewer shares outstanding in 2008, our cash dividends declined compared to 2007.

Cash, cash equivalents and short-term investments totaled $6,331,000 as of March 31, 2008, compared to $6,476,000 as of December 31, 2007. Though down slightly from year-end, we believe our liquidity and expected cash flows from operations are more than sufficient to meet expected working capital, capital expenditure and R&D requirements for both the short and long-term. In addition, we recently entered into a bank credit agreement that provides a revolving $6,000,000 line of credit to support working capital needs in the event we pursue an acquisition. We currently have no borrowings on this line of credit.

We invest a portion of our excess funds generated from operations in short-term securities, including money market funds, commercial paper, certificates of deposit, and a portion in preferred stocks. Continued volatility in the financial markets could potentially result in future losses on our portfolio of preferred stock. We are reducing our preferred stock holdings as market conditions allow us to do so.

The Company’s Board of Directors declared a cash dividend on January 19, 2008 of $0.05 per common share payable on February 29, 2008 to shareholders of record at the close of business on February 14, 2008. The quarterly dividend was declared in connection with the Board’s decision in 2006 to establish an annual cash dividend of $0.20 per share, payable at $0.05 per quarter. The payment of future cash dividends under the policy is subject to the approval of our Board of Directors.

Critical Accounting Policies

Please reference Part I-Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates and the market value of our investments, which include certain auction-rate securities. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the market value of our investments.

The fair value of our investments in debt and equity securities at March 31, 2008 and December 31, 2007 totaled approximately $5,314,000 and $3,120,000, respectively. Our investment portfolio consists of short-term securities, with at least an investment grade rating to minimize credit risk, and preferred stock issued by various financial institutions and utilities. Our investment goal is to preserve principal and provide a favorable return on our investment portfolio. Due to unusual market conditions during the second half of 2007 and continuing into 2008, we have experienced a decline in the market value of our preferred stock holdings. We recorded a loss of $353,000 in 2007 to reduce our preferred stock holdings issued by financial brokerage firms to their current market value at December 31, 2007.

During the first quarter of 2008, the fair market value of our preferred stock holdings declined approximately $58,000. We have not recognized this unrealized loss and will continue to monitor market conditions to determine if this further decline in value is other than temporary in nature. We sold approximately $46,000 of preferred stock during the first quarter and plan to further reduce our preferred stock holdings as market conditions allow. Continued instability in the debt markets could further reduce the value of our preferred stock holdings and result in additional losses.

Item 4.	Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period from

January 1, 2008 to March 31, 2008, an evaluation under the supervision and with the participation of management, including the Chief Executive Officer/CFO (our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures was conducted. Based on that evaluation, the Chief Executive Officer/CFO has concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.

Subsequent to the date of his evaluation, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the normal course of our business, we are subject to legal proceedings brought against us. There have been no material developments to the legal proceedings described in Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year-ended December 31, 2007, and there are no new reportable legal proceedings for the quarter ended March 31, 2008.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Equity Securities

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2008.

2008	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1—January 31	4,358	$11.44	4,358	52,218
February 1—February 29	3,660	$10.91	3,660	48,558
March 1—March 31	3,995	$10.56	3,995	44,563

Total	12,013		12,013

(1)	In August 2006, a plan was approved to repurchase up to 100,000 shares of OI common stock with no specified expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On May 1, 2008, we entered into a Three Year Credit Agreement (the “Credit Agreement”) by and among the Company, its primary subsidiary, and JPMorgan Chase Bank, N.A.

The Credit Agreement expires in 2011 and provides a revolving credit facility (the “Facility”) up to $6 million based on a formula that includes eligible accounts receivable and inventory. Interest is payable quarterly at the bank’s prime rate minus 0.5% or, at the Company’s option, LIBOR plus 2.0%. We incur no fee on the unused portion of the credit facility. Our accounts receivable and inventory secure the credit facility.

The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on our incurrence of liens and indebtedness. In addition, the Credit Agreement requires us to maintain: (1) a minimum tangible net worth of $18 million plus 75% of our annual net income, (2) a minimum of $2 million in cash and investments, and (3) a twelve month trailing EBITDA ranging from $1.25 million in the initial year to $2 million in the final year. The Agreement also requires us to refinance the Facility within one-hundred and eighty (180) days of an acquisition which causes borrowings on the Facility to exceed $3 million for ninety consecutive days.

We have no current plans to borrow under the Facility but will utilize amounts borrowed under the Facility to support working capital needs in the event of an acquisition.

The Credit Agreement contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lender may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable.

The description of the Credit Agreement contained herein is qualified in its entirety by reference to the Credit Agreement, a copy of which is filed herewith as Exhibit 10.11 and is incorporated herein by reference.

Item 6.	Exhibits

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A for the year-ended December 31, 2002 and incorporated herein by reference).

3.3	Amendment to Section 2 of Article III of the Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007 and incorporated herein by reference).

3.4	Amendment to Section 2 of Article III of the Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007 and incorporated herein by reference).

3.5	Amendment to Section 1 of Article VI of the Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Report on Form 8-K on December 6, 2007 and incorporated herein by reference).

3.6	Amendment to Section 2 of Article III of the Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Report on form 8-K on January 22, 2008 and incorporated herein by reference).

10.11*	Three-Year Credit Agreement, dated May 1, 2008, by and among OI Corporation and JPMorgan Chase Bank, N.A.

31*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O. I. CORPORATION
(Registrant)

Date:	May 9, 2008	BY:	/s/ J. Bruce Lancaster
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A for the year-ended December 31, 2002 and incorporated herein by reference).

3.3	Amendment to Section 2 of Article III of the Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007 and incorporated herein by reference).

3.4	Amendment to Section 2 of Article III of the Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007 and incorporated herein by reference).

3.5	Amendment to Section 1 of Article VI of the Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Report on Form 8-K on December 6, 2007 and incorporated herein by reference).

3.6	Amendment to Section 2 of Article III of the Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Report on form 8-K on January 22, 2008 and incorporated herein by reference).

10.11*	Three-Year Credit Agreement, dated May 1, 2008, by and among OI Corporation and JPMorgan Chase Bank, N.A.

31*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith