Form 10-Q
period 2008-06-30
OI CORP
filed 2008-08-11
CIK 73773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, there were 2,541,242 shares of the issuer’s common stock, $.10 par value, outstanding.

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

Please see “Part I, Item 1A—Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2007, as well as Part II, Item IA—”Risk Factors” of this quarterly report on Form 10-Q, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

O.I. Corporation

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,078	$3,356
Accounts receivable, trade, net of allowance for doubtful accounts of $349 and $350, respectively	7,601	6,931
Investments at market	1,998	3,120
Inventories, net	5,107	5,357
Current deferred income tax assets	1,028	1,028
Other current assets	812	652

Total current assets	20,624	20,444

Property, plant, and equipment, net	3,309	3,446
Long-term deferred income tax assets	421	472
Intangible assets, net	444	409
Other assets	523	235

Total assets	$25,321	$25,006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$2,093	$1,872
Accrued compensation and other related expenses	1,445	1,316
Accrued warranties	416	496
Accrued liabilities	1,035	1,173

Total current liabilities	4,989	4,857

Uncertain tax positions-Long term liabilities	27	27

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value, 10,000 shares authorized, 4,103 shares issued, 2,606 and 2,620 outstanding, respectively	410	410
Additional paid-in capital	5,376	5,288
Treasury stock, 1,497 and 1,483 shares, respectively, at cost	(10,454)	(10,232)
Retained earnings	24,973	24,803
Accumulated other comprehensive loss, net	—	(147)

Total stockholders’ equity	20,305	20,122

Total liabilities and stockholders’ equity	$25,321	$25,006

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. Corporation

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
Products	$7,186	$5,625	$13,593	$12,117
Services	858	906	1,778	1,756

	8,044	6,531	15,371	13,873

Cost of revenues:
Products	3,736	2,931	7,093	6,155
Services	419	402	942	790

	4,155	3,333	8,035	6,945

Gross profit	3,889	3,198	7,336	6,928

Selling, general and administrative expenses	2,462	2,092	4,761	5,754
Research and development expenses	957	872	1,865	1,803

Operating income (loss)	470	234	710	(629)

Other (loss) income, net	(216)	151	(136)	550

Income (loss) before income taxes	254	385	574	(79)

Provision (benefit) for income taxes	63	83	143	(20)

Net income (loss)	$191	$302	$431	$(59)

Other comprehensive income (loss), net of tax, Unrealized gains (losses) on investments	$169	$(41)	$147	$(16)

Comprehensive income (loss)	$360	$261	$578	$(75)

Earnings (loss) per share:
Basic	$0.07	$0.10	$0.16	$(0.02)
Diluted	$0.07	$0.10	$0.16	$(0.02)

Shares used in computing earnings (loss) per share:
Basic	2,611	2,896	2,613	2,879
Diluted	2,647	2,976	2,648	2,879

Cash dividends declared per share of common stock	$0.05	$0.05	$0.10	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income / (loss)	$431	$(59)
Depreciation and amortization	285	285
Stock based compensation	81	52
Loss on securities including amortization of discounts	353	—
Loss/(gain) on disposition of property, plant, and equipment	1	(214)
Change in working capital	(802)	(1,175)

Net cash flows provided by (used in) operating activities	349	(1,111)

Cash Flows from Investing Activities:
Purchase of investments	(2,881)	(3,441)
Sales and maturity of investments	3,917	6,639
Purchase of property, plant and equipment	(180)	(489)
Proceeds from sale of property, plant and equipment	37	225
Change in other assets	(44)	(42)

Net cash flows provided by investing activities	849	2,892

Cash Flows from Financing Activities:
Proceeds from issuance of common stock pursuant to exercise of employee stock options and employee stock purchase plan	52	243
Purchase of Treasury stock	(267)	(167)
Payment of cash dividends on common stock	(261)	(288)

Net cash flows used in financing activities	(476)	(212)

Net increase in cash and cash equivalents	722	1,569

Cash and cash equivalents:
Beginning of period	3,356	2,665

End of period	$4,078	$4,234

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. CORPORATION and SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation.

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

Inventories, net, which include material, labor, and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$4,579	$4,506
Work-in-process	646	742
Finished goods	514	841
Reserves	(632)	(732)

	$5,107	$5,357

3.	Comprehensive Income/(Loss).

Other comprehensive income/(loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity. The Company’s components of comprehensive income/(loss) are net income and unrealized gains and losses on available-for-sale investments, net of related deferred income taxes.

4.	Earnings (loss) Per Share.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator, earnings (loss) attributable to common stockholders	$191	$302	$431	$(59)

Denominator:
Basic-weighted average common shares outstanding	2,611	2,896	2,613	2,879
Dilutive effect of employee stock options	36	80	35	—

Diluted outstanding shares	2,647	2,976	2,648	2,879

Basic earnings (loss) per common share	$0.07	$0.10	$0.16	$(0.02)

Diluted earnings (loss) per common share	$0.07	$0.10	$0.16	$(0.02)

For the three and six months ended June 30, 2008, there were 69,500 and 89,500 anti-dilutive shares, respectively. For the three months ended June 30, 2007, there were 88,000 anti-dilutive shares. For the six months ended June 30, 2007, the Company’s potentially dilutive options of 90,653 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share was anti-dilutive.

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

Our pre-tax compensation cost for stock-based compensation for the three months ended June 30, 2008 and 2007 was $40,000 and $26,000 ($24,000 and $16,000 after tax effects), respectively. Our pre-tax compensation cost for stock-based compensation was $81,000 and $52,000 ($48,000 and $31,000 after tax effects) for the six months ended June 30, 2008 and 2007, respectively.

Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the six months ended June 30, 2008 and 2007, there was no excess tax benefit.

During the six months ended June 30, 2008, no options were granted. During the same period of the prior year, 70,000 shares of incentive stock options were granted under the 2003 Incentive Compensation Plan. We also granted 10,000 non-qualified stock options to members of the board of directors under the 2003 Incentive Compensation Plan during the six months ended June 30, 2007. The weighted average fair value of the options granted in 2007 was calculated using the following assumptions:

	Non-Employee Director Non-Qualified Stock Options	Employee Incentive Stock Options
Risk free interest rate	4.75%	4.75%
Expected dividend yield	1.63%	1.46%-1.75%
Expected life	3 years	3 to 5 years
Expected volatility	37.00%	37.00%

Other information

As of June 30, 2008, we had $312,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a 3-year period.

We received cash from options exercised during the first six months of fiscal years 2008 and 2007 of $35,000 and $234,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

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

RECENT DEVELOPMENTS

During the second quarter of 2008, we generated 23% revenue growth compared to the same period in 2007 on the strength of our core laboratory products sales. We are continuing our efforts to broaden OI’s product line both through our strategic alliance with DANI Instruments, S.p.A., which we announced in the second quarter, and through development of innovative new products including an ion-CCD based miniature mass spectrometer and unique Total Organic Carbon (or TOC) analyzer. We anticipate product sales under our agreement with DANI to add incremental revenues to our sample introduction product line beginning in the second half of this year, while we believe that our new product development efforts will provide market-ready products during the first half of 2009.

On June 2, we entered into a Value Added Resellers (or VAR) agreement with Agilent Technologies, the market leader for gas chromatography solutions. This agreement will facilitate increased cooperation between our two companies and should allow OI to increase its market position for custom GC solutions.

Because of recent volatility in the financial markets, we recorded a $329,000 loss in the value of our investment holdings during the second quarter of 2008. Due to a continued decline in the market value of the investments we liquidated all our preferred stock and corporate bond holdings as announced on July 18, 2008, and expect to record a further loss of approximately $420,000 during our third quarter.

Results of Operations (dollars in 000’s)

Revenues

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2008	2007		2008	2007
Net revenue:
Products	$7,186	$5,625	$1,561	$13,593	$12,117	$1,476
Services	$858	$906	(48)	$1,778	$1,756	22

	$8,044	$6,531	$1,513	$15,371	$13,873	$1,498

Consolidated net revenues for the three months ended June 30, 2008 increased $1,513,000, or 23.2%, compared to the same period of the prior year, due primarily to sales growth in our laboratory products lines. Our laboratory product revenues increased 24.3% during the second quarter on strong domestic and international demand for Gas Chromatography (or GC) products. Sales of our Purge and Trap Sample Concentrators and related auto sampling equipment were particularly strong during the second quarter.

Domestically, demand increased from both independent laboratories as well as the governmental and academic sectors. Though up in all regions, international sales growth was greatest in Europe. In addition to GC sales growth, revenues from our MINICAMS® product line increased 15% during the second quarter of 2008 compared to the same period of 2007 due in part to higher export sales into Europe.

For the six months ended June 30, 2008, net revenues increased $1,498,000, or 10.8%, compared to the same period in 2007. This increase was due to increased laboratory product sales, which were up 24.9% from 2007, with GC product revenues generating the bulk of this increase. Our higher laboratory product revenues were partially offset by lower shipments of MINICAMS® products. Sales of MINICAMS® were down in the first quarter of 2008 compared to the prior year due to completion of shipments under a major contract during the first quarter of 2007. Because we currently have no major contracts in hand for this product line, we anticipate lower MINICAMS® sales in 2008 and are focused on laboratory product sales growth this year.

Service revenues include billings under research contracts as well as customer charges for service and equipment repairs. Our service revenues were relatively stable compared to last year for quarter and six-month periods presented.

The sales growth generated during the first half of 2008 was in line with our internal projections and plans. However, this trend may not continue. Our backlog began to decline at the end of the second quarter and we believe that the overall economic slow down may negatively impact our sales in the second half of 2008. We are continuing our product line expansion efforts through our alliance with DANI Instruments and expect to have a thermal desorption product available for sale in the third quarter of 2008 to enhance our line of GC sample introduction equipment. We also remain optimistic about longer term revenue growth potential based on international sales opportunities and new technologies being developed that should enable us to expand into new markets.

Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
($ in 000’s)	$	%	$	%	$	%	$	%
Cost of revenues:
Products	3,736	52.0%	2,931	52.1%	7,093	52.2%	6,155	50.8%
Services	419	48.8%	402	44.4%	942	53.0%	790	45.0%

	$4,155	51.7%	$3,333	51.0%	$8,035	52.3%	$6,945	50.1%

Gross profit	$3,889	48.3%	$3,198	49.0%	$7,336	47.7%	$6,928	49.9%

On a percentage of sales basis, gross profit for the three months ended June 30, 2008 totaled 48.3%, down slightly from 49.0% for the same period of the prior year. Our standard profit margin on products declined compared to the same period last year due to a higher composition of OEM as compared to manufactured products as well as increased purchase costs on many component parts. However, we benefited from lower warranty costs and reduced manufacturing variances. Service related margins declined as a percentage of sales because of a higher composition of lower margin U.S. Army contract revenues during the second quarter of 2008 compared to 2007.

On a year to date basis, gross profit increased $408,000 in 2008 compared to last year because of higher sales. However, our gross profit margin decreased 2.2% from last year due largely to lower sales of our MINICAMS® products and a higher composition of OEM as compared to manufactured laboratory products. Service margins also declined due to a higher composition of U.S. Army contract revenues as noted above.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
($ in 000’s)	$	%	$	%	$	%	$	%
Selling, general and administrative expenses	2,462	30.6%	2,092	32.0%	4,761	31.0%	5,754	41.5%
Research and development expenses	957	11.9%	872	13.4%	1,865	12.1%	1,803	13.0%

SG&A expenses for the three months ended June 30, 2008, increased $370,000, or 17.7% compared to the same period in 2007. The increase in SG&A expenses resulted in large part from higher sales-related expenses including commissions, salaries and travel. In addition, general and administrative expenses increased during 2008 compared to last year. In the second quarter of 2007, we benefited from the negotiation of reduced legal and consulting expenses previously incurred in connection with the stock option investigation, which occurred during the first quarter of 2007. While our SG&A expenses increased in total during the second quarter of 2008, these expenses decreased 1.4% as a percentage of sales compared to the prior year.

For the six months ended June 30, 2008, our SG&A expenses decreased $993,000, or 17.3%, compared to 2007, because of elevated legal and consulting costs during 2007 incurred in connection with the stock option investigation concluded during the first quarter of the year.

R&D expenses for the three months ended June 30, 2008, increased $85,000, or 9.8%, compared to the second quarter of 2007 and represented 11.9% of revenues in 2008 compared to 13.4% of revenues in the same period last year. The increase in R&D expense during the second quarter resulted primarily from higher expenses related to compensation and supplies expenses in connection with development of our ion-CCD based miniature mass spectrometer and our new TOC analyzer technology. We believe that both these projects are progressing well and expect to have products available for sale during the first quarter of 2009.

For the six months ended June 30, 2008, R&D expenses increased $62,000, or 3.4%, in comparison to the same period last year. This increase was primarily attributable to higher second quarter expenses in this area as described above.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
($ in 000’s)	$	%	$	%	$	%	$	%
Operating income (loss)	$470	5.8%	$234	3.6%	$710	4.6%	$(629)	-4.5%
Other income, net	(216)	-2.7%	151	2.3%	(136)	-0.9%	550	4.0%

Income (loss) before income taxes	254	3.2%	385	5.9%	574	3.7%	(79)	-0.5%
Provision (benefit) for income taxes	63	0.8%	83	1.3%	143	0.9%	(20)	-0.1%

Net income (loss)	191	2.4%	302	4.6%	431	2.8%	(59)	-0.4%

Operating Income (Loss)

Operating income totaled $470,000 for the three months ended June 30, 2008, up $236,000 from the same period in 2007, due to higher sales partially offset by increased SG&A and R&D expenses. For the six months ended June 30, 2008, operating income totaled $710,000 compared to an operating loss of $629,000 during the first six months of 2007. This increase in earnings was primarily attributable to higher sales and gross profit, and a large decrease in SG&A expenses during 2008 compared to 2007 which included stock option investigation expenses.

Other Income, Net

During the three months ended June 30, 2008 we recognized a loss of $329,000 on our investment holdings. Because of turbulent financial markets, we recorded this loss to reflect the decline in value of our preferred stock and corporate bond holdings that we determined to be other than temporary. We sold these investment holdings in July and will recognize a further loss of approximately $420,000 on this disposition during the third quarter. Our recorded loss on investment holdings was partially offset by interest and dividend income. Because of larger investment holdings last year, we generated higher other income on our investments during the second quarter of 2007.

Due to the second quarter investment loss noted above, we incurred a net loss in other income of $136,000 for the six months ended June 30, 2008. Other income for the six months ended June 30, 2007 totaled $550,000 due in large part to the gain recorded on the sale of .40 acres of our College Station, Texas property during the first quarter of 2007. Because of our reduced cash and investment holdings, we anticipate lower interest income in the months ahead.

Liquidity and Capital Resources

For the six months ended June 30, 2008, cash flow provided by operating activities totaled $349,000, compared to a $1,111,000 use of cash by operating activities during the same period in 2007. Our increase in operating cash flow during 2008 resulted from higher operating earnings and reduced working capital requirements. Funds expended for working capital requirements during 2008 consisted primarily of tax payments, payments of other year-end accrued liabilities, and increased accounts receivable. Our accounts receivable increase was attributable to sales growth during 2008.

Cash flow provided by investing activities totaled $849,000 through the first six months of 2008, compared to $2,892,000 in 2007. This reduction in cash flow during 2008 was primarily attributable to last year’s liquidation of investments in anticipation of the Modified Dutch Auction Self-Tender that was completed in August of 2007. Purchases of property, plant and equipment decreased to $180,000 in 2008, down $309,000 from last year. Our 2007 disbursements consisted primarily of costs related to the implementation of our new ERP computer system which we began using July 1, 2007. We have no material commitments for capital expenditures as of June 30, 2008.

Net cash flow used in financing activities for the six months ended June 30, 2008, totaled $476,000, compared to $212,000 for the same period of the prior year. This increase was due primarily to increased purchases of treasury stock and lower proceeds from the issuance of employee stock options.

Cash, cash equivalents and short-term investments totaled $6,076,000 as of June 30, 2008, compared to $6,476,000 as of December 31, 2007. While our cash position is down from year-end, we believe our liquidity and expected cash flows from operations are more than sufficient to meet expected working capital, capital expenditure, stock repurchase and R&D requirements for both the short-term and long-term. As of June 30, 2008 we had no borrowings under our $6,000,000 revolving line of credit. Availability under this agreement may be limited by our eligible collateral value, which we have not calculated because we have no borrowings.

We invest a portion of our excess funds generated from operations in short-term securities, including money market funds, government backed securities, commercial paper, and certificates of deposit. Our primary goal is preservation of capital with a secondary goal of return on invested cash.

Our Board of Directors declared a cash dividend on May 7, 2008, of $0.05 per common share that was payable on May 30, 2008, to shareholders of record at the close of business on May 14, 2008. The quarterly dividend was declared in connection with the Board’s decision in 2006 to establish an annual cash dividend of $0.20 per share, payable at $0.05 per quarter. The payment of future cash dividends under the policy is subject to the approval of our Board of Directors.

Critical Accounting Policies

Please reference Part I-Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates and the market value of our investments. The fair value of our investments in debt and equity securities at December 31, 2007 totaled $3,120,000, consisting of various preferred stock and corporate bond holdings.

Through the first half of 2008, we reduced our holdings of preferred stock and corporate bonds by approximately $1,481,000. In addition, we recorded a loss of $329,000 on these holdings to reflect the decline in value as of June 30, 2008 which we concluded was other than temporary. Because of continued market volatility we sold all our preferred stock and corporate bond holdings in July and will record a further loss of approximately $420,000 during the third quarter of 2008.

Our investments in debt and equity securities totaled $1,998,000 as of June 30, 2008, including both our remaining preferred stock and corporate bond holdings as well as investments in short term commercial paper, bank certificates of deposit and other highly liquid, short-term investments.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period from April 1, 2008 to June 30, 2008, an evaluation under the supervision and with the participation of management, including the Chief Executive Officer/CFO (our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures was conducted. Based on that evaluation, the Chief Executive Officer/CFO has concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.

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

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of our business, we are subject to legal proceedings brought against us. There have been no material developments to the legal proceedings described in Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year-ended December 31, 2007, and there are no new reportable legal proceedings for the quarter ended June 30, 2008.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Equity Securities

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2008.

2008	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1 - April 30	4,589	$11.81	4,589	39,974
May 1 - May 31	1,203	$11.56	1,203	138,771
June 1 - June 30	5,810	$11.56	5,810	232,961

Total	11,602		11,602

(1)	In August 2006, a plan was approved to repurchase up to 100,000 shares of OI common stock with no specified expiration date. Through two separate authorizations in May and June 2008, the Board of Directors authorized the repurchase of an additional 200,000 shares of OI common stock with no specified expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 19, 2008, at 11:00 a.m. at O.I. Corporation headquarters, 151 Graham Road, College Station, Texas, for the purposes of considering and voting upon the following matters: (i) the election of directors to serve until the 2009 Annual Meeting or until their successors are elected or appointed; and (ii) the ratification of independent registered public accountants.

The following nominees were elected as members of the Board for the ensuing year or until their successors are elected or appointed: Raymond E. Cabillot, Richard W. K. Chapman, J. Bruce Lancaster, John K.H. Linnartz, Donald P. Segers, and Leo B. Womack.

The table below shows the matters that were voted upon at the meeting, and states the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter:

Proposal No. 1 - Election of Directors	For	Withheld
Raymond E. Cabillot	2,456,715	71,745
Richard W.K. Chapman	2,456,790	71,670
J. Bruce Lancaster	2,473,564	54,896
John K.H. Linnartz	2,471,172	57,288
Donald P. Segers	2,476,911	51,549
Leo B. Womack	2,456,790	71,670

Proposal No. 2 - Ratification of Accountants	For	Against	Abstentions
McGladrey & Pullen, LLP	2,521,766	6,094	600

Item 5. Other Information

On August 8, 2008, the Board of Directors amended the Company’s Employee Stock Purchase Plan to increase the Company’s match to eligible employee contributions from 15% to 25% effective January 1, 2009. The Plan is open to all employees, including Executive Officers.

Item 6. Exhibits

10.1*	Value Added Reseller Agreement between O.I. Corporation and Agilent Technologies dated June 1, 2008 (Confidential Treatment Requested).

10.2*	Employee Stock Purchase Plan as amended May 19, 2008 and August 8, 2008.

10.3*	Amendment to Employment Agreement with J. Bruce Lancaster.

10.4*	Amendment to Employment Agreement with Donald P. Segers.

31*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O. I. CORPORATION
(Registrant)

Date: August 11, 2008	BY:	/s/ J. Bruce Lancaster
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
10.1*	Value Added Reseller Agreement between O.I. Corporation and Agilent Technologies dated June 1, 2008 (Confidential Treatment Requested).

10.2*	Stock Purchase Plan as amended May 19, 2008 and August 8, 2008.

10.3*	Amendment to Employment Agreement with J. Bruce Lancaster.

10.4*	Amendment to Employment Agreement with Donald P. Segers.

31*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith