Form 10-Q
period 2008-09-30
OI CORP
filed 2008-11-12
CIK 73773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of November 1, 2008, there were 2,363,227 shares of the issuer’s common stock, $.10 par value, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

O.I. Corporation

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,943	$3,356
Accounts receivable, trade, net of allowance for doubtful accounts of $335 and $350, respectively	6,672	6,931
Investments at market	300	3,120
Inventories, net	5,134	5,357
Current deferred income tax assets	1,028	1,028
Other current assets	784	652

Total current assets	18,861	20,444

Property, plant, and equipment, net	3,275	3,446
Long-term deferred income tax assets	421	472
Intangible assets, net	473	409
Other assets	540	235

Total assets	$23,570	$25,006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,745	$1,872
Accrued compensation and other related expenses	1,221	1,316
Accrued warranties	416	496
Accrued liabilities	588	1,173

Total current liabilities	3,970	4,857

Uncertain tax positions-Long term liabilities	27	27

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value, 10,000 shares authorized, 4,103 shares issued, 2,537 and 2,620 outstanding, respectively	410	410
Additional paid-in capital	5,417	5,288
Treasury stock, 1,566 and 1,483 shares, respectively, at cost	(11,242)	(10,232)
Retained earnings	24,988	24,803
Accumulated other comprehensive loss, net	—	(147)

Total stockholders’ equity	19,573	20,122

Total liabilities and stockholders’ equity	$23,570	$25,006

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. Corporation

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
Products	$5,755	$5,564	$19,348	$17,681
Services	866	900	2,644	2,656

	6,621	6,464	21,992	20,337

Cost of revenues:
Products	2,936	2,862	10,029	9,017
Services	385	205	1,327	995

	3,321	3,067	11,356	10,012

Gross profit	3,300	3,397	10,636	10,325

Selling, general and administrative expenses	2,068	2,343	6,828	8,097
Research and development expenses	980	722	2,845	2,525

Operating income (loss)	252	332	963	(297)
Other (loss) income, net	(346)	183	(482)	733

(Loss) income before income taxes	(94)	515	481	436

(Benefit) provision for income taxes	(236)	114	(92)	94

Net income	$142	$401	$573	$342

Other comprehensive (loss) income, net of tax, Unrealized (losses) gains on investments	$—	$(132)	$147	$(148)

Comprehensive income	$142	$269	$720	$194

Earnings per share:
Basic	$0.06	$0.14	$0.22	$0.12
Diluted	$0.06	$0.14	$0.22	$0.12

Shares used in computing earnings per share:
Basic	2,543	2,770	2,590	2,842
Diluted	2,579	2,825	2,625	2,895

Cash dividends declared per share of common stock	$0.05	$0.05	$0.15	$0.15

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$573	$342
Depreciation and amortization	422	456
Stock based compensation	120	144
Loss/(gain) on securities including amortization of discounts	692	(46)
(Gain) on disposition of property, plant, and equipment	(12)	(214)
Change in working capital	(844)	(2,248)

Net cash flows provided by (used in) operating activities	951	(1,566)

Cash Flows from Investing Activities:
Purchase of investments	(3,181)	(5,412)
Sales and maturity of investments	5,507	10,816
Purchase of property, plant and equipment	(279)	(673)
Proceeds from sale of property, plant and equipment	51	238
Change in other assets	(74)	(77)

Net cash flows provided by investing activities	2,024	4,892

Cash Flows from Financing Activities:
Proceeds from issuance of common stock pursuant to exercise of employee stock options and employee stock purchase plan	57	250
Purchase of Treasury stock	(1,057)	(4,648)
Payment of cash dividends on common stock	(388)	(419)

Net cash flows used in financing activities	(1,388)	(4,817)

Net increase (decrease) in cash and cash equivalents	1,587	(1,491)

Cash and cash equivalents:
Beginning of period	3,356	2,665

End of period	$4,943	$1,174

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. CORPORATION and SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation.

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

The Company believes that the disclosures are adequate to prevent the information from being misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

2.	Inventories, net.

Inventories, net, which include material, labor, and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$4,692	$4,506
Work-in-process	414	742
Finished goods	763	841
Reserves	(735)	(732)

	$5,134	$5,357

3.	Comprehensive Income.

Other comprehensive income refers to revenues, expenses, gains, and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity. The Company’s components of comprehensive income are net income and unrealized gains and losses on available-for-sale investments, net of related deferred income taxes.

4.	Earnings Per Share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator, earnings attributable to common stockholders	$142	$401	$573	$342

Denominator:
Basic-weighted average common shares outstanding	2,543	2,770	2,590	2,842
Dilutive effect of employee stock options	36	55	35	53

Diluted outstanding shares	2,579	2,825	2,625	2,895

Basic earnings per common share	$0.06	$0.14	$0.22	$0.12

Diluted earnings per common share	$0.06	$0.14	$0.22	$0.12

For the three and nine months ended September 30, 2008, there were 87,500 anti-dilutive shares, respectively. For the three and nine months ended September 30, 2007, there were 70,000 anti-dilutive shares, respectively.

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

Our pre-tax compensation cost for stock-based compensation for the three months ended September 30, 2008 and 2007 was $39,000 and $92,000 ($23,000 and $55,000 after tax effects), respectively. Our pre-tax compensation cost for stock-based compensation was $120,000 and $144,000 ($72,000 and $86,000 after tax effects) for the nine months ended September 30, 2008 and 2007, respectively.

Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the nine months ended September 30, 2008 and 2007, there was no excess tax benefit.

During the nine months ended September 30, 2008, no options were granted. During the same period of the prior year, 70,000 shares of incentive stock options were granted under the 2003 Incentive Compensation Plan. We also granted 10,000 non-qualified stock options to members of the Board of Directors under the 2003 Incentive Compensation Plan during the nine months ended September 30, 2007. The weighted average fair value of the options granted in 2007 was calculated using the following assumptions:

	Non-Employee Director Non- Qualified Stock Options	Employee Incentive Stock Options
Risk free interest rate	4.75%	4.75%
Expected dividend yield	1.63%	1.46%-1.75%
Expected life	3 years	3 to 5 years
Expected volatility	37.00%	37.00%

Other information

As of September 30, 2008, we had $271,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a 2.3-year period.

We received cash from options exercised during the first nine months of fiscal years 2008 and 2007 of $40,000 and $236,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The Company’s practice has been to issue shares for option exercises out of treasury stock as provided under the terms of the 2003 Incentive Compensation Plan. We believe our treasury stock holdings are sufficient to satisfy any exercises in 2008.

6.	Income Taxes.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes.” At December 31, 2007, the Company had accrued $311,000 for unrecognized tax benefits, and $57,000 for the related interest and penalties.

As of September 30, 2008, the Company was no longer subject to U.S. Federal income tax examination on a portion of these uncertain tax positions and accordingly recorded a tax benefit of $285,000 during the third quarter of 2008. This benefit was partially offset by an $88,000 valuation allowance which was provided for a portion of the capital loss carryover from the sale of securities. Exclusive of these adjustments, the Company’s effective tax rate would have been 22%.

Because of the impact of this tax benefit, the Company’s effective tax rate for the quarter and year-to-date totaled (251)% and (19)%, respectively during 2008. The effective tax rate in 2007 was approximately 22%. Permanent differences between book and tax records, such as credits for R&D and Domestic Production, generally cause the Company’s effective tax rate to be lower than statutory rates.

Due to the reversal of the uncertain tax position, the Company also recognized a $48,000 reduction in SG&A expense from the reversal of related accrued interest and penalties.

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

Recent Developments

During the third quarter of 2008, we continued to experience over 20% growth in sales of our laboratory product lines, though our overall sales growth was tempered by significantly lower MINICAMS® sales, resulting in overall sales growth of 2.4%. We continue to strive for sales growth through new product development, strategic alliances to broaden our laboratory product lines, and by strengthening our distribution network to better capitalize on international opportunities. In addition, we are considering certain licensing and OEM opportunities to capitalize on our new technologies. We expect to have market-ready products based on our innovative ion-CCD based miniature mass spectrometer and unique Total Organic Carbon analyzer during the first half of 2009.

Because of recent volatility in the financial markets, we liquidated our investment holdings of preferred stock and corporate bonds in July. In connection with this liquidation, we recorded a loss of approximately $409,000 during the third quarter; this follows mark to market losses of $329,000 recorded during the second quarter. At this time, our investments are in highly liquid, government-backed or government insured instruments.

Based on anticipated future growth opportunities, we believe that our stock is undervalued. During the third quarter, we repurchased approximately 55,000 shares of stock from one shareholder at the reported NASDAQ closing price on the date of the sale. Our year-do-date repurchases of stock totaled 93,000 shares through September 30, 2008. Early in the fourth quarter, we repurchased an additional 176,000 shares in private transactions and may continue to buy shares in the open market or through private transactions.

Results of Operations (dollars in 000’s)

Revenues

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007		2008	2007
Net revenue:
Products	$5,755	$5,564	$191	$19,348	$17,681	$1,667
Services	$866	$900	(34)	$2,644	$2,656	(12)

	$6,621	$6,464	$157	$21,992	$20,337	$1,655

Consolidated net revenues for the three months ended September 30, 2008 increased $157,000, or 2.4%, in comparison to the third quarter of 2007 because of strong sales growth in our laboratory product lines. However, reduced sales of our MINICAMS® product line largely offset the growth in laboratory product sales.

Our Gas Chromatography (or “GC”) laboratory product revenues increased 21.4% during the third quarter of 2008 with Total Organic Carbon (or “TOC”) product sales also up by over 20%. Sales of our Purge and Trap Sample Concentrators and related auto sampling equipment continued to lead our GC sales growth. International demand was significantly higher than last year for these products, particularly in Europe. In addition, domestic demand increased well over 10% compared to 2007, with demand up in all our major market areas.

Third quarter TOC sales growth was driven by increased international demand with sales to the Asia Pacific Rim region providing the largest sales growth. In addition, domestic TOC sales increased over 17% on higher demand. We believe recent improvements in our TOC product line have increased our competitive advantage and should enable us to continue to grow our market share for this product line.

The increase in GC and TOC product line sales was largely offset by a 34.6% decline in third quarter sales of our MINICAMS® product line. Although 2008 sales for this product line have been well below last year’s record setting level, several major government projects expected to utilize MINICAMS® are scheduled for future years, which we believe will lead to strong future sales in this product line.

Sales in our other product lines were little changed from 2007. Because sales of our Beverage Analyzer product line did not meet our expectations, we terminated production of this product line at the end of the third quarter. By focusing our efforts on product lines with greater sales and profit potential, we are confident we can continue to grow overall sales going forward. We expect no material sales or profit impact from this change.

Third quarter service revenues decreased $34,000, or 3.8%, compared to the same period in 2007 due to lower billings under our U.S. Army contract. This decrease in billings was partially offset by increased service revenues for product installations.

For the nine months ended September 30, 2008, net revenues increased $1,655,000, or 8.1%, compared to the same period in 2007 because of growth in product revenues. Product revenues increased $1,667,000, or 9.4%, due primarily to higher laboratory product sales, with lower sales of our MINICAMS® product line partially offsetting the growth in other product lines.

We enter the fourth quarter with an improved backlog and anticipate continued sales growth in comparison to 2007 for the balance of the year. We believe the longer term outlook for sales growth remains positive based on new technologies under development; the broadening of our laboratory product offerings through strategic alliances; the return to a VAR relationship with Agilent, the industry leader in gas chromatography products; and international sales opportunities which we expect to better capitalize upon through recent changes in our distribution network. Although we are confident in the future outlook, the current economic downturn could negatively impact future sales if our customers cut back on capital expenditures.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
($ in 000’s)
Cost of revenues:
Products	2,936	51.0%	2,862	51.4%	10,029	51.8%	9,017	51.0%
Services	385	44.5%	205	22.8%	1,327	50.2%	995	37.5%

	$3,321	50.2%	$3,067	47.4%	$11,356	51.6%	$10,012	49.2%

Gross profit	$3,300	49.8%	$3,397	52.6%	$10,636	48.4%	$10,325	50.8%

On a percentage of sales basis, gross profit for the three months ended September 30, 2008, totaled 49.8% compared to 52.6% for the same period of the prior year. Profit margins on product sales declined slightly due to lower sales of MINICAMS®. In addition, service margins declined due to below normal service cost of goods sold during the third quarter of 2007. We anticipate service margins over the balance of the year to remain at 2008 levels. Because of the reduction in service margins, our overall gross profit declined despite higher sales during the third quarter of 2008.

Through the first nine months of 2008, our gross profit increased $311,000 compared to last year because of higher sales. However, our gross profit margin decreased to 48.4% of revenues, down 2.4% from 2007. This decrease in margin was primarily attributable to below normal service cost of goods sold in the third quarter of 2007. As indicated above, we anticipate service margins over the balance of the year to remain at 2008 levels, on a year-to-date basis, from the U.S. Army contract. In addition, the profit margins on product sales declined slightly due to lower sales of MINICAMS®.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
($ in 000's)	$	%	$	%	$	%	$	%
Selling, general and administrative expenses	2,068	31.2%	2,343	36.2%	6,828	31.0%	8,097	39.8%
Research and development expenses	980	14.8%	722	11.2%	2,845	12.9%	2,525	12.4%

Selling, general and administrative (or “SG&A”) expenses for the three months ended September 30, 2008 decreased $275,000, or 11.7%, compared to the same period in 2007. This decrease in SG&A expenses resulted in large part from reduced stock compensation expense, lower legal and consulting fees, and lower Board of Directors related costs. In addition, due to the reversal of our uncertain tax position as more fully described below, we recognized a benefit of $48,000 from the reversal of accrued interest and penalties related to the uncertain tax position. As a percentage of sales, SG&A expenses decreased 5.0% during the third quarter due to higher sales and reduced SG&A expenses compared to the same period of 2007.

Our SG&A expenses for the nine months ended September 30, 2008, decreased $1,269,000, or 15.7%, compared to 2007. The bulk of this reduction was attributable to elevated legal and consulting costs during 2007 incurred in connection with the stock option investigation concluded during the first quarter of last year. Our stock compensation and Board of Directors expenses also declined compared to 2007. SG&A expenses decreased 8.8% as a percentage of sales during the first nine months of 2008 compared to 2007 due to lower SG&A expenses and higher sales in 2008.

R&D expenses for the three months ended September 30, 2008, increased $258,000, or 35.7%, compared to the third quarter of 2007 and represented 14.8% of revenues in 2008 compared to 11.2% of revenues in the same period last year. Our higher R&D expense in the third quarter was attributable to purchases and staffing expenses in connection with new product development and decreased billings under our U.S. Army contract, which resulted in an increased allocation of R&D resources for product development activities.

For the nine months ended September 30, 2008, R&D expenses increased $320,000, or 12.7%, in comparison to the same period last year. R&D expense represented 12.9% of revenues, up 0.5% from 2007. The increase in R&D expense resulted primarily from the third quarter increase in this area as discussed above.

Operating Income (Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
($ in 000's)
Operating income (loss)	$252	3.8%	$332	5.1%	$963	4.4%	$(297)	-1.5%
Other income, net	(346)	-5.2%	183	2.8%	(482)	-2.2%	733	3.6%

Income (loss) before income taxes	(94)	-1.4%	515	8.0%	481	2.2%	436	2.1%
Provision (benefit) for income taxes	(236)	-3.6%	114	1.8%	(92)	-0.4%	94	0.5%

Net income	142	2.1%	401	6.2%	573	2.6%	342	1.7%

Operating income totaled $252,000 for the three months ended September 30, 2008, down $80,000 from the same period in 2007, due to lower gross profit and increased R&D expenses. On a year-to-date basis, we generated operating income of $963,000 through the first nine months of 2008 compared to a loss of $297,000 in 2007. This increase in earnings was primarily attributable to higher sales and decreased SG&A expenses partially offset by higher R&D expenses.

Other Income, Net

Because of continued financial market volatility, we sold all our remaining preferred stock and corporate bond holdings in July. As a result of this liquidation of our investment holdings, we recognized a loss of $409,000 during the three months ended September 30, 2008. Our recorded loss on investment holdings was partially offset by interest and dividend income.

Due to losses in connection with the liquidation of our investment portfolio previously noted, which were partially offset by interest and dividend income during the year, we incurred a net loss in other income of $482,000 for the nine months ended September 30, 2008. Other income for the nine months ended September 30, 2007 totaled $733,000 due largely to interest and dividend income on our investment portfolio as well as a gain on the sale of .40 acres of our College Station, Texas property during the first quarter of 2007. Because of our reduced cash and investment holdings, we anticipate lower interest income in the months ahead.

Provision for Income Taxes

Effective January 1, 2007, we adopted the provisions of FIN 48 and established certain unrecognized tax benefits related to uncertain tax positions. As of September 30, 2008, we are no longer subject to U.S. Federal income tax examination on a portion of these uncertain tax positions and accordingly recorded a tax benefit of $285,000 during the third quarter of 2008. Because of the impact of this tax benefit, our effective tax rate for the quarter and year-to-date totaled (251)% and (19)%, respectively during 2008. Our effective tax rate in 2007 was approximately 22%. Permanent differences between book and tax records, such as credits for R&D and Domestic Production, generally cause our effective tax rate to be lower than statutory rates.

Liquidity and Capital Resources

For the nine months ended September 30, 2008, cash flow provided by operating activities totaled $951,000, compared to a $1,566,000 use of cash by operating activities during the same period in 2007. Our increase in operating cash flow during 2008 resulted from significantly higher operating income and reduced working capital requirements in comparison to the previous year. This decline in working capital requirements during 2008 compared to 2007 resulted from reduced accounts receivable and inventories as well as reduced payments to fund current liabilities. Our accounts receivable declined because of improved collection efforts after the reorganization of our collection department while inventories declined due in part to better information availability from our new ERP system. Payments on accrued liabilities declined compared to last year largely because of lower tax payments.

Cash flow provided by investing activities totaled $2,024,000 through the first nine months of 2008, compared to $4,892,000 in 2007. This reduction in cash flow during 2008 was primarily attributable to last year’s liquidation of investments to fund the Modified Dutch Auction Self-Tender that was completed in August of 2007. Purchases of property, plant and equipment decreased to $279,000 in 2008, down $394,000 from last year which consisted primarily of expenditures related to the implementation of the ERP computer system on July 1, 2007. Our 2008 capital expenditures primarily include the purchase of equipment used in our laboratory products and MINICAMS® manufacturing areas. We have no material commitments for capital expenditures as of September 30, 2008.

Net cash flow used in financing activities for the nine months ended September 30, 2008 totaled $1,388,000, and consisted primarily of funding to repurchase outstanding common stock. In addition, we disbursed $388,000 to pay dividends to shareholders of our common stock.

Cash, cash equivalents and short-term investments totaled $5,243,000 as of September 30, 2008, compared to $6,476,000 as of December 31, 2007. Although we generated positive cash flow from operations, our cash position declined due largely to repurchases of our common stock during the year. While cash holdings have declined from last year, we believe our liquidity and expected cash flows from operations are more than sufficient to meet expected working capital, capital expenditure, stock repurchase and R&D requirements for both the short and long-term. As of September 30, 2008 we had no borrowings under our $6,000,000 revolving line of credit. Availability under this agreement may be limited by our eligible collateral value, which we have not calculated because we have no borrowings.

We invest a portion of our excess funds generated from operations in short-term securities, including money market funds invested in government backed securities, and FDIC insured certificates of deposit. Our primary goal is preservation of capital with a secondary goal of return on invested cash.

Our Board of Directors declared a cash dividend on January 19, 2008, of $0.05 per common share that was payable on August 29, 2008, to shareholders of record at the close of business on August 14, 2008. The quarterly dividend was declared in connection with the Board’s decision in 2006 to establish an annual cash dividend of $0.20 per share, payable at $0.05 per quarter. The payment of future cash dividends under the policy is subject to the approval of our Board of Directors.

Critical Accounting Policies

Please reference Part I-Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because of continued market volatility we sold all our preferred stock and corporate bond holdings in July 2008 and recorded a third quarter loss of approximately $409,000 in addition to the loss of $329,000 previously recorded in the second quarter of 2008 on these holdings.

We currently have minimal exposure to market risks. Our excess cash is invested in short term, government-backed securities or FDIC insured certificates of deposit. We have no investments in other debt or equity instruments and no obligations payable on debt instruments other than trade debts to vendors and typical accrued liabilities for taxes, compensation, warranties and miscellaneous obligations. The fair market value of our investments at September 30, 2008 totaled $300,000.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period from July 1, 2008 to September 30, 2008, an evaluation under the supervision and with the participation of management, including the Chief Executive Officer/CFO (our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures was conducted. Based on that evaluation, the Chief Executive Officer/CFO has concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are subject to legal proceedings brought against us. There have been no material developments to the legal proceedings described in Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year-ended December 31, 2007, and there are no new reportable legal proceedings for the quarter ended September 30, 2008.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Equity Securities

The following table provides information about our purchases of equity securities that are registered by us pursuant to section 12 of the Exchange Act during the quarter ended September 30, 2008.

2008	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1 - July 31	64,901	$11.32	64,901	168,060
August 1 - August 31	3,805	$11.31	3,805	179,255
September 1 - September 30	1,098	$11.25	1,098	178,157

Total	69,804		69,804

(1)	In August 2006, our Board of Directors approved a plan to repurchase up to 100,000 shares of OI common stock with no specified expiration date. Through three separate authorizations in May, June and August 2008, the Board of Directors authorized the repurchase of an additional 215,000 shares of OI common stock with no specified expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O. I. CORPORATION (Registrant)

Date: November 12, 2008	BY:	/s/ J. Bruce Lancaster
J. Bruce Lancaster Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
31*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith