Form 10-K
period 2008-12-31
OI CORP
filed 2009-03-31
CIK 73773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑  Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2008
or
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No ☑

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No ☑

The aggregate market value, as of June 30, 2008, of the common stock (based on the average of bid and asked prices of these shares on NASDAQ) of O.I. Corporation held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant's common stock are deemed affiliates) was approximately $16,976,151.

The number of outstanding shares of the common stock as of March 23, 2009 was 2,351,480.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2009 Annual Meeting of Shareholders
Part III information is incorporated by reference from the Proxy Statement

ii

TABLE OF CONTENTS

iii

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of United States securities laws, including the United States Private Securities Litigation Reform Act of 1995.  Forward-looking information is often, but not always identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “forecast”, “target”, “project”, “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements with respect to expectations of our prospects, future revenues, earnings, activities and technical results.  You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties such as: the stability of the economic markets, technological change which could cause our products to become non-competitive or obsolete, the success of research and development efforts, prosecution and defense of our intellectual property, potential parts shortages, consolidation in the marketplace, changes in environmental regulations, economic and political factors affecting international sales, and risks associated with being a microcap public company. Actual results could differ materially from those indicated by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under “Risk Factors” in this report and in our Quarterly Reports on Form 10-Q.  O.I. Corporation disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business

General

O.I. Corporation (referred to as “the Company,” “OI,” “we,” “our” or “us,”) provides innovative products for chemical analysis and monitoring.  Our products perform detection, analysis, measurement and monitoring applications in a wide variety of industries, including environmental testing, food and flavors, pharmaceutical, semiconductor, power generation, chemical, petrochemical and security.  We sell our products throughout the world utilizing a direct sales force as well as a network of independent sales representatives and distributors.  Our primary strategy is to identify market niches we can penetrate using our product development capabilities, manufacturing processes and marketing skills with the goal of assuming a market leadership position.  Management continually emphasizes product innovation, quality improvement, performance enhancement and on-time delivery while striving for product cost improvements to promote added value for our products. We seek growth opportunities through: 1) the development of new applications for existing products, 2) technological and product improvement to develop new products for both new and existing markets and 3) the acquisition and development of new products and competencies.

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

Operations

We design, manufacture, market and service products in two segments: Laboratory Products and Air Monitoring Systems.  The Laboratory Products segment may be further broken down into the following primary areas: 1) Gas Chromatograph (or “GC”) Instruments and Systems, 2) Total Organic Carbon Analyzer (or “TOC”) Systems, 3) Automated Chemistry Analyzers (or “ACA”), and 4) Other Products.  Our products in each of these areas are further described below.

Laboratory Products

Gas Chromatography Instruments and Systems   Gas chromatography is an analytical technique that separates organic compounds based on their unique physical and chemical properties.  We manufacture Purge and Trap Sample Concentrators (or “P&T”) used for sample introduction into GCs.  In addition, we manufacture a broad range of specialized GC detector devices.  We also purchase analytical instruments including GCs and GC mass spectrometers (or “GC/MS”) manufactured by GC companies.  Many of these purchases occur under our Value Added Reseller (“VAR”) agreement with Agilent Technologies, Inc.  We typically integrate GC components with GCs and GC/MS to configure customized GC analyzer systems, including volatile organic compound analyzers and pesticide analyzers.  These systems are typically used for testing water to ensure compliance with applicable regulations, such as the US Environmental Protection Agency standards.  Sales of GC Laboratory Products totaled 42% and 36% of sales in 2008 and 2007, respectively.

Total Organic Carbon Analyzer Systems   TOC analyzers and related accessories are used to measure organic and inorganic carbon levels in ultrapure water, drinking water, natural water, groundwater, wastewater, process waters, soils and solids.  Our TOC analyzers can be employed to comply with methods and testing required by the United States Environmental Protection Agency, or EPA, and other world-wide regulatory agency requirements; to ensure compliance with pharmacopoeia testing standards for ultrapure water used in manufacturing pharmaceuticals; to monitor pure water used in semiconductor manufacturing and power generation; and to provide data for oceanographic research.  Customers often select TOC products based on the method of oxidation of a sample.  Our TOC analyzers oxidize samples by High Temperature Persulfate and combustion; the two most widely recognized methods in the industry.  We also produce a TOC Solids Analyzer designed to analyze samples with very high particulates and solids.  The electrochemical oxidation process we developed for NASA was launched to the International Space Station in November.  We are working to finalize a commercial version of this technology which should allow us to sell this product into new industries, including the process industry, in the second half of 2009.  Sales of TOC Analyzer Systems totaled 13% and 11% of sales in 2008 and 2007, respectively.

Automated Chemistry Analyzers   Our products in this area include Segmented Flow Analyzers (or “SFA”) and Flow Injection Analyzers (or “FIA”) such as the Flow Solution® IV, Flow Solution 3100, and Model DA-3500 Discrete Analyzer.  These instruments perform a wide range of ion analyses, including the measurement of nitrate, nitrite, phosphate, ammonia, chloride, alkalinity, and sulfate in liquids.  Our CN Analyzer can perform total cyanide analysis in a number of industrial and environmental applications including cyanide testing in gold and silver mining, electroplating, metal finishing, and semiconductor operations.  Sales of Automated Chemistry Analyzers totaled 9% and 10% of sales in 2008 and 2007, respectively.

Other Products
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

Sales of our other product lines totaled 4% of sales in both 2008 and 2007.

Air-Monitoring Systems
For continuous air-monitoring applications, we produce our MINICAMS® product line of configured GC systems in standard and custom configurations to meet customers’ needs in the field.  Our customers use MINICAMS to monitor air for toxic chemical compounds including gaseous chemical-warfare agents such as mustard, sarin, Lewisite, and others to address air-monitoring levels as promulgated by the Centers for Disease Control and Prevention.  Sales of Air-Monitoring Systems totaled 20% and 27% of sales in 2008 and 2007, respectively.

Sales by Location

We generally transact all sales in U.S. Dollars.  Estimated net revenues attributable to the United States, export revenues as a group, and the number of countries in which export revenues were generated, are as follows:

$ in thousands	2008	2007
Net revenues:
United States	$20,349	$19,011
Export	8,620	8,122
Total	$28,969	$27,133

% Net revenues:
United States	70%	70%
Export	30	30
Total	100%	100%

Number of countries-export	49	58

The following regions had sales in excess of 10% of net revenues: sales to the Asia-Pacific region were approximately 12% of net revenues in 2008 and 12% for 2007; and sales to the European region were approximately 14% of net revenues for 2008 and 13% for 2007.

For additional financial information, including financial information for the last two years on total assets, please see Item 8 “Financial Statements and Supplementary Data” and the notes to the consolidated financial statements included in this annual report.

Manufacturing

We manufacture products in ISO 9001 certified facilities located in College Station, Texas, and Pelham, Alabama, a suburb of Birmingham, using similar techniques and methods at both locations.  Our manufacturing capabilities include electro-mechanical assembly, testing and integration of components and systems, as well as calibration and validation of configured systems.  Our products are generally certified pursuant to safety standards established by one or more of the following agencies:  Underwriters Laboratories; Canadian Standards Association; and/or the European Committee for Electrotechnical Standardization.  These agencies and others also certify the accuracy of advertised product specifications and compliance with certain manufacturing standards.

Sales and Marketing

We market, sell, and support analytical components and systems.  In addition, we provide on-site installation and support services, distribute consumables, and provide accessories required to support the operation of our products in the field.  Domestically, we sell our products to end users through a direct sales channel, manufacturers’ representatives, and resellers; while internationally we primarily sell through independent manufacturers' representatives and distributors.  Our marketing initiatives include advertising, direct mail, seminars, trade shows, telemarketing, and promotion on our internet web site at www.oico.com.

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

Research and Development

The analytical instrumentation industry is subject to rapid changes in technology.  Our future success relies heavily on continued product enhancement.  To accomplish this objective, we seek to advance and broaden employed technologies, improve product reliability, boost product performance, augment analytical data handling, reduce product size, and cut analytical cycle time while maintaining or reducing product cost.  In addition, we actively pursue development of potential new products.  Our efforts to enhance existing products and develop new products require an extensive investment in research and development.  We expense research and development costs relating to both present and potential future products as incurred.  These expenses totaled $3,851,000 during 2008 and $3,316,000 during 2007.

Patents

We have a dynamic portfolio of intellectual property, including both domestic and international patents and patent applications pending, primarily in the fields of gas chromatography, TOC, and mass spectrometry or “MS”.  As of December 31, 2008, we own or have rights under license to 41 issued patents and 32 pending patent applications which expire between the years 2009 and 2026, compared to 43 issued patents in the prior year.  As a matter of policy, we vigorously pursue and protect our proprietary technology positions and seek patent coverage on technology developments where appropriate.  We also actively seek to license technology in fields of interest from third parties, provided such licenses are available on reasonable terms.  While we believe that all of our patents and applications have value, our future success is not dependent on any single patent, application or group of patents soon to expire.

Competition

We encounter aggressive competition in all aspects of our business activity.  OI competes with many firms in the design, manufacture, and sale of analytical instruments, principally on the basis of product technology, performance, quality, and reliability as well as product support, delivery, and price.  Additional competitive factors include sales and marketing capability and access to channels of distribution.  In OI’s major product lines, our primary competitors include, but are not limited to: EST Analytical, Lachat Instruments, Seal Analytical, Shimadzu Scientific Instruments, Teledyne Tekmar, and Westco Scientific Instruments.  Many of our competitors have significantly greater resources than OI, thereby offering greater global market coverage, more extensive product offerings, broader access to human and technical resources, greater buying power with suppliers, superior brand recognition, larger market share, and greater financial resources.  Our past success in niche market penetration is not necessarily an indication of future results.

Employees

As of December 31, 2008, our workforce consisted of 153 full-time employees.  We employ scientists and engineers who conduct research and develop potential new products.  To protect our proprietary information, we generally have confidentiality agreements in place with employees.  None of our employees are covered by a collective bargaining agreement.  We believe that relations between management and our employees are satisfactory.

Environmental Regulations

To the best of our knowledge, we are in compliance with federal, state, and local laws and regulations involving the protection of the environment.  In the normal course of business, we often handle small quantities of materials that could be deemed hazardous.  However, hazardous materials are primarily introduced into our products by end users rather than by OI employees.  Our compliance with federal, state, or local provisions regulating the discharge of materials into the environment or relating to the protection of the environment should have no material effect upon planned capital expenditures, future earnings, or competitive position.  However, to the extent that customers purchase our analytical instruments for environmental analysis to assist in their compliance with environmental regulations, changes to these regulations could affect demand for certain of our products.

Sources of Raw Materials

We manufacture our products from raw materials, component parts and other supplies generally available from a number of different sources with few long-term supplier contracts.  For certain purchased materials, we utilize preferred sources established on the basis of quality and service.  Single source suppliers provide several purchased components.  We can provide no assurance that these preferred or single source suppliers will continue to make materials available in sufficient quantities, at prices and on other terms and conditions that are adequate for our needs.  However, we have no indication that any of these preferred or single source suppliers will cease to do business with us.  Should we experience a cessation in our relationship with a preferred or single source supplier, we believe adequate alternate sources can be located without a material disruption to our customers, though at potentially increased cost.  We use sub-contractors to manufacture certain product components.  In some cases, these sub-contractors are small businesses that can be materially affected by national as well as local economic conditions and other business factors that could impact their ability to be reliable suppliers.  Substitute suppliers and/or components may require reconfiguration of products, which might result in significant product changes in the view of customers and could ultimately result in our discontinuing such products.

Backlog of Open Orders

Our backlog of orders on December 31, 2008 was approximately $1,909,000, compared to $3,943,000 in 2007.  This 51.6% decrease in our backlog was attributable to the slowing economy which began to impact our bookings during the fourth quarter of 2008.  We generally include in the backlog only purchase orders or production releases that have firm delivery dates in the twelve-month period following our fiscal year-end.  However, recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors.  We anticipate that substantially all of our present backlog of orders will be shipped or completed during 2009.

Seasonality

Demand for our products has not historically exhibited significant seasonal variation with regard to our consolidated net revenues.  However, environmental markets tend to be weaker in the first and fourth quarters of the calendar year while U.S. Federal governmental markets are often slightly stronger in the third quarter of the calendar year.

Customers

Our customers include environmental testing laboratories, various military agencies of the U.S. Government, industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities, and chiller-refrigerant companies.  Sales to the U.S. Government accounted for approximately 21% of revenues in 2008 and 26% of revenues in 2007.  A decrease in sales to the U.S. Government could have a material adverse impact on our results of operations.  International sales accounted for approximately 30% of revenues over each of the past two years.

Item 1A.  Risk Factors

Current economic conditions may adversely affect our business and we do not expect these conditions to improve in the near future.

Our business is materially affected by conditions in the global economy.  The capital and credit markets worldwide have experienced extreme volatility and disruption for more than twelve months, and we cannot predict how long this economic downturn may last.  Because of current economic conditions, capital expenditures, such as purchases of analytical instrumentation, are being delayed.  We cannot predict when consumer confidence in the economy may increase and when customers may resume purchases of capital equipment.  If economic conditions do not improve, we may experience a significant decrease in demand for our goods and services.  Additionally, some of our customers may have difficulties obtaining access to sufficient credit, which could impair their ability to make timely payments to us.  Some of our suppliers may also face issues gaining access to sufficient credit to maintain their business which could reduce the availability of some components we incorporate in our products.  To the extent such suppliers are single source suppliers, our ability to continue to manufacture and sell our products could be affected.

Technological change could cause our products to become non-competitive or obsolete.
The market for our products and services is characterized by rapid and significant technological change and quickly evolving industry standards.  New product introductions responsive to these factors require significant planning, design, development, and testing.  We can provide no assurance that our products will remain competitive in this rapidly changing environment.  In addition, industry acceptance of new technologies we seek to introduce may be slow to develop.

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
Environmental analysis, which represents a significant market for our products, has exhibited a trend of contraction and consolidation in recent years.  Continuation of this trend could have an adverse impact on our business.  In addition, most air, water and soil analyses are conducted to comply with federal, state, local, and foreign environmental regulations.  These regulations are frequently specific as to the type of technology required for a particular analysis and the level of detection required for that analysis.  We develop, configure, and market our products to meet customer needs created by existing and expected environmental regulations.  These regulations may be amended or eliminated in response to new scientific evidence or political or economic considerations.  Any significant change in environmental regulations could result in a reduction in demand for our products.

Our results of operations are dependent on our relationship with Agilent.
We currently operate under a Value Added Reseller (or “VAR”) agreement with Agilent, which was entered into in 2008.  Our VAR agreement provides for certain sales and marketing cooperation between us and Agilent.  We can provide no assurance that Agilent will renew our VAR agreement, which is renewable annually in June, or that we will sustain current sales levels or increase sales levels in the future under the Agilent VAR agreement.  A cessation of our relationship with Agilent would place at risk a substantial part of our GC systems sales and could have a material adverse effect on our financial condition and results of operations.

Economic, political and other risks associated with international sales could adversely affect our results of operations.
Sales outside the U.S. accounted for approximately 30% of our revenues in 2008.  We expect international sales to account for a significant portion of our future revenues.  Sales to international customers are subject to a number of risks including interruption to transportation flows for delivery of finished goods to customers; changes in foreign currency exchange rates; changes in political or economic conditions in a specific country or region; trade protection measures and import or export licensing requirements; negative consequences from changes in tax laws; differing protection of intellectual property; and unexpected changes in regulatory requirements.  Unfavorable developments in these areas could have a material adverse effect on our business, results of operations, and financial position.

Parts shortages or excess parts inventory could adversely affect our earnings.
We rely on various component parts to meet production demands.  Should we encounter a shortage due to loss of a single source supplier or group of suppliers, for example, we may suffer a loss in sales, which could detrimentally impact our earnings.  In certain cases, we enter into non-cancelable purchase commitments with vendors to secure components at the best available price.  Should market demand for our products decline unexpectedly, we may develop excess parts inventory which could result in inventory write-downs that would negatively impact our results of operations and financial position.

We are a small organization and we face many risks inherent in operating a microcap public company.
Because we are a relatively small organization, we have limited resources both in terms of our physical facilities and human resources.  Should we suffer a catastrophic loss in either of our primary facilities, we could face a significant disruption in our business.  To be successful, we rely on the performance of our employees including key executives such as our CEO/CFO who serves in a dual capacity, sales and marketing professionals, technical staff, managers, and production personnel.  In addition, we have a small accounting and finance group charged with the responsibility of public reporting issues and the increasingly complex requirements of generally accepted accounting principles in the United States in addition to normal day to day accounting operations.  Our ability to meet customer demand could be negatively impacted if we are unable to attract, hire, train, retain, and motivate qualified employees.

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

We are a small company with a strong financial position and innovative new technologies.  Our small size could make us the target of a takeover attempt by a larger instrumentation company, the defense of which could cause us to incur significant legal and advisory fees and could serve as a distraction to our regular business.

Investments we pursue may be subject to a high risk of loss.
We plan to evaluate alternative investment options for excess funds to improve our returns.  These investments may include less than investment grade bonds or other securities that we feel are likely to increase in value and/or provide a higher interest return.  Any such investments are likely to subject us to a higher risk of loss than our current insured or government backed investments.

Potential acquisitions, strategic alliances, joint ventures and divestitures could result in financial results that do not meet expectations.
We plan to consider a growth strategy that could potentially include strategic alliances, joint ventures, or acquisitions.  Certain business acquisitions and strategic alliances in past years, including the acquisition of General Analysis Corporation and the strategic alliance with and subsequent purchase of the assets of Intelligent Ion, Inc., have not produced profitability meeting our expectations.  Businesses we may seek to acquire in the future may also fall short of our profit objectives.  To finance potential acquisitions, we may need to raise additional funds either through public or private financing.  We may have difficulty in obtaining debt financing on terms we find attractive, while equity financing can result in significant dilution to our shareholders.

Should we complete such a transaction, our financial results may differ from the investment community’s expectations.  We could potentially experience difficulty developing, manufacturing, and marketing the products of a newly acquired company in a way that enhances performance of the combined businesses or product lines to realize the value from expected synergies.  Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors including:  retention of key employees; management of facilities and employees in separate geographic areas; retention of key customers; and the integration or coordination of different research and development, product manufacturing, sales programs, and facilities.  All of these efforts require varying levels of management resources that may divert our attention from other business operations.  If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations and stock price could be negatively impacted.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties

OI owns a facility with space of approximately 68,650 sq. ft. located on 10.86 acres of land in College Station, Texas, and has good title, free of any encumbrances.  We lease approximately 20,000 sq. ft. of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring at the end of November 2009 with an option to extend for two additional one-year renewal periods.  We also lease 500 sq. ft. of office space in Edgewood, Maryland, renewable annually with an option to extend for two more one-year renewal periods.  We believe that the facilities we occupy are in good condition and are suitable for our present operations and that suitable space is readily available for expansion or to accommodate our operations should any of our leases not be extended.

Item 3.  Legal Proceedings

We are not subject to any material legal proceedings.  From time to time, in the ordinary course of business, we have received, and in the future may receive, notice of claims against us, which in some instances have developed, or may develop, into lawsuits.  For all claims, in the opinion of our management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect our consolidated financial position, results of operations, or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2008.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information  Our common stock trades on the NASDAQ Global Market under the symbol “OICO.”  The ranges of high and low trade prices per share of our common stock for each quarterly period during fiscal 2008 and 2007 were as follows:

	2008		2007
	High	Low	High	Low

First Quarter	$13.95	$9.42	$12.40	$9.60
Second Quarter	12.65	10.27	15.46	10.86
Third Quarter	12.40	10.13	14.24	10.32
Fourth Quarter	13.27	7.17	13.60	10.97

NOTE:	The above quotations represent prices between dealers, do not include retail markup, markdown, or commission and may not necessarily represent actual transactions.

Number of Holders of Common Stock   As of March 23, 2009 there were 675 holders of record of OI common stock.

Dividends  During 2006, our Board of Directors established an annual cash dividend of $0.20 per share, payable $0.05 per quarter.  We have continued this dividend policy through 2008.  The payment of future cash dividends under the policy is subject to the continuing determination by the Board of Directors that this policy remains in the best interest of shareholders, complies with the law and does not violate any applicable agreements into which we may enter.  We may discontinue our dividend policy at any time.

We declared cash dividends on shares of our common stock in the amount of:

	Quarters Ended (per share)
	March 31	June 30	September 30	December 31

2008	0.05	0.05	0.05	0.05
2007	0.05	0.05	0.05	0.05

We paid a cash dividend of $0.05 per share of common stock in the first quarter of 2009 and anticipate paying a dividend in each quarter of 2009.

Performance Graph

Not required

Issuer Repurchases of Equity Securities

The following table provides information about our purchases of equity securities that are registered by us pursuant to section 12 of the Exchange Act during the quarter ended December 31, 2008.

			Total Number	Maximum
			of Shares	Number
			Purchased	of Shares that
			as Part	May Yet Be
	Total Number	Average	of a Publicly	Purchased
	of Shares	Price Paid	Announced	Under
2008	Purchased	per Share	Program	the Program (1)

2008 Plan (1)
October 1 - October 31	188,028	$10.64	188,028	40,129
November 1 - November 30	3,122	$9.15	3,122	37,007
December 1 - December 31	-	$-	-	37,007
Total	191,150		191,150

 (1)  Through four separate authorizations in May, June, August and October 2008, the Board of Directors authorized a plan to repurchase up to an additional 265,000 shares of OI common stock with no specified expiration date.  As of December 31, 2008, we may purchase up to an additional 37,007 shares pursuant to this plan.

Item 6.  Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contents

This item of the annual report on Form 10-K is divided into the following sections:

•	Executive Summary – Provides a brief overview of the year’s results and known uncertainties expected to have an effect on future results.

•
Results of Operations – Analyzes our financial results comparing sales, operating margins, and expenses to prior periods including our expectations of the effect of trends and uncertainties on future results.

•	Liquidity and Capital Resources – Analyzes our cash flow from operating, investing, and financing activities and further discusses current and projected liquidity.

•	Critical Accounting Estimates – Discusses the most significant accounting estimates that we believe are essential to aid in understanding our reported financial results.

•	Inflation – Reviews the impact of inflation on reported results.

Executive Summary

We provide innovative products for chemical analysis and monitoring.  Our products perform detection, analysis, measurement, and monitoring applications in a wide variety of industries including environmental testing, food, pharmaceutical, semiconductor, power generation, chemical, petrochemical, and security.  Headquartered in College Station, Texas, we sell our products throughout the world utilizing a direct sales force as well as a network of independent sales representatives and distributors.  Our primary strategy is to identify market niches we can penetrate using our product development capabilities, manufacturing processes and marketing skills with the goal of assuming a market leadership position.  Management continually emphasizes product innovation, quality improvement, performance enhancement, and on-time delivery while striving for product cost improvements to promote added value for our products.

Our 2008 results were much improved compared to 2007 despite the challenges of a tumultuous economy, investment portfolio losses, and a significant decline in Air Monitoring Systems segment revenues.  We were very pleased to achieve an increase in overall sales of 7%, due in large part to the strength of growth in certain product lines within our Laboratory Products segment.  Going into 2008, we anticipated a decline in Air Monitoring Systems segment sales due to a temporary lull in governmental projects.  Our objective was to overcome this revenue shortfall through an increased emphasis on our Laboratory Products segment product lines, particularly our GC and TOC products.  We accomplished this objective despite a slowing economy which began to impact our sales during the fourth quarter.

Margins for the year were down slightly from 2007 due largely to the lower volume of Air Monitoring Systems segment sales. Gross profit was up because of sales growth described above.  Our 2008 SG&A expenses declined significantly as compared to 2007 when we incurred above normal legal and consulting expenses associated with our 2007 stock option investigation.  R&D expenses increased in 2008 due in large part to the purchase of materials we will use in building our prototype, beta versions of the new process TOC and miniaturized mass spectrometer products.

Operating earnings were much improved from 2007 because of our sales growth and lower SG&A expenses.  However, our improved operating results were partially offset by the impact of losses on our preferred stock holdings during the year.  Because of the continued instability in financial markets, we liquidated our investment portfolio during the third quarter.  Our tax expense was lower than normal in 2008 due to a tax benefit recorded during the third quarter in connection with uncertain tax positions which are no longer at risk.  Despite our investment losses, we recorded net income of $1,020,000 in 2008, a significant improvement from 2007.

We continued to return value to OI shareholders during 2008 through both dividend payments and share repurchases.  Our total return of value to shareholders exceeded $3,500,000.

To promote future sales growth and expand our product offerings, we entered into several strategic alliances in 2008.  During the second quarter, we entered into an agreement with DANI Instruments, S.p.A., a well-established Italian analytical instrument company, under which we will sell certain gas chromatography (“GC”)-related products to broaden our largest product line.  We also signed a VAR agreement with Agilent Technologies, Inc., the industry leader in GC solutions, during the second quarter.  Earlier in the year, we announced that we would be working with Picarro Inc., to develop a solution combining our TOC technology with Picarro’s cavity ring-down spectroscopy technology.  This new technology won a major new product innovation award at the 2009 Pittsburgh Conference, our industry’s largest exhibition.  These alliances have not yet impacted our sales but should begin to do so before the end of 2009.

Looking ahead, we face a very serious challenge as we are impacted by the overall economic downturn in 2009.  Our backlog at the end of 2008 declined approximately 50% and we are experiencing a substantial slowdown in orders at the outset of 2009, as are other suppliers of capital equipment in all industries.  Our visibility going forward is limited, but we will weigh cost control options to reduce our break-even point and maintain cash.  While we are confident our new products and strategic alliances will result in longer term sales growth, we believe that the short-term sales outlook is not favorable.

Our financial position remains strong despite our investment portfolio losses and the return of capital to shareholders during the year.  We ended the year with cash and liquid investments of $3,434,000 and have not borrowed against our bank line of credit.  We believe that our strong financial position should provide us stability during the current economic downturn while we continue to build the foundation for future growth.

Results of Operations

The following table summarizes the results of our operations for each of the past two years. All percentage amounts were calculated using the underlying data in thousands.

Sales by Segment $(000)	2008	2007	$ Change	% Change
Laboratory Products	21,836	18,415	3,421	18.6%
Air-Monitoring Systems	7,133	8,718	(1,585)	-18.2%
Total	28,969	27,133	1,836	6.8%

Net Revenues. Total net revenues for the year ended December 31, 2008 increased $1,836,000, or 6.8%, compared to 2007.  The bulk of our sales growth was attributable to the Laboratory Products segment.  Air-Monitoring System sales decreased significantly due to a temporary lull in governmental projects which utilize our MINICAMS products.

In the Laboratory Products segment, 2008 sales increased 18.6% compared to 2007.  This growth was driven largely by domestic product sales, which increased 23%, while our international sales were up by 8%.  The strong domestic sales growth was attributable to our GC product line as we gained market share in the domestic market and expanded our sales efforts in the governmental and educational areas.  Our international sales growth was primarily attributable to Europe as our distributors were successful in promoting our GC products, particularly our purge and trap product line.  TOC product sales also exhibited solid growth due largely to international sales, with improved sales volume in the Asia Pacific region.  We experienced a slight decline in ACA product line sales during the year, but have recently obtained regulatory approval for a new cyanide-analysis method that should enhance future sales.

Service revenue increased $189,000, or 6%, during 2008 in comparison to 2007.  This increase was largely attributable to increased billings under our contract with the U.S. Army.  During 2007, we were awarded a contract from the U.S. Army to further refine the technology initially developed under the Wyle contract, with revenues under this contract continuing through 2008.  We are confident the innovative TOC analyzer technology developed pursuant to these contracts will provide commercial sales opportunities in the future.

Because of the global economic climate, we anticipate a significant slowing of sales during 2009, particularly in the Laboratory Products segment.

Gross Profit by Segment $(000)	2008	% of Sales	2007	% of Sales	$ Change
Laboratory Products	10,030	45.9%	8,389	45.6%	1,641
Air-Monitoring Systems	4,237	59.4%	5,390	61.8%	(1,153)
Total	14,267	49.2%	13,779	50.8%	488

Gross Profit.  Our overall margins decreased 1.6% during 2008 compared to 2007 because of lower sales in our Air-Monitoring Systems segment.  Margins in our Laboratory Products segment increased slightly due to increased volume which reduced manufacturing variances.  Margins in the Air-Monitoring Systems segment declined because of lower product revenues, with service margins down due to increased billings under lower margin government contracts. Though margin percentages were lower than 2007, our gross profit increased $488,000 in 2008 because of higher overall sales.   We anticipate further pressure on margins during the coming year due to aggressive competition with orders for capital equipment likely to decline in 2009.

SG&A Expenses by Segment $(000)	2008	% of Sales	2007	% of Sales	$ Change
Laboratory Products	6,697	30.7%	7,851	42.6%	(1,154)
Air-Monitoring Systems	2,259	31.7%	2,629	30.2%	(370)
Total	8,956	30.9%	10,480	38.6%	(1,524)

Selling, General and Administrative, (or “SG&A”) Expenses.   SG&A expenses for 2008 decreased $1,524,000, or 15%, compared to 2007.  Our 2008 SG&A expenses declined significantly as compared to 2007 when we incurred above normal legal and consulting expenses associated with our 2007 stock option investigation.   SG&A expense decreased to 30.9% of revenues during 2008, compared to 38.6% in 2007.  We continue to explore cost cutting initiatives such as reductions in payroll expenses, board of director expenses, and travel & entertainment expenses.

R&D Expenses by Segment $(000)	2008	% of Sales	2007	% of Sales	$ Change
Laboratory Products	2,126	9.7%	1,688	9.2%	438
Air-Monitoring Systems	1,725	24.2%	1,628	18.7%	97
Total	3,851	13.3%	3,316	12.2%	535

Research and Development Expenses.  R&D expenses increased $535,000 during 2008, or 16%, compared to 2007.  The increase in R&D expenses was largely attributable to the purchase of materials that will be used in the construction of prototype, beta units for our new ion-CCD based miniaturized mass spectrometer and our new TOC product based on technology originally developed for NASA.  We expect to complete the initial build of beta units during the first quarter of 2009 and anticipate that products will be available for sale during the third quarter.  R&D expenditures should begin to decline in 2009 as we complete the development of these new products.   R&D expenses represented 13.3% of revenues for 2008 and 12.2% of revenues in 2007.

Operating Income(Loss) by Segment $(000)	2008	% of Sales	2007	% of Sales	$ Change
Laboratory Products	1,207	5.5%	(1,150)	-6.2%	2,357
Air-Monitoring Systems	253	3.5%	1,133	13.0%	(880)
Total	1,460	5.0%	(17)	-0.1%	1,477

Operating Income/(Loss). Our consolidated operating income improved significantly in 2008 due to higher earnings in our Laboratory Products segment, which were largely attributable to increased sales and reduced SG&A expenses.  Although Laboratory Products produced improved results, the Air-Monitoring segment generated significantly lower operating earnings because of lower sales volume.

Interest and Other (loss)/income.  In 2008 we had a non-operating loss of $464,000 compared to non-operating income of $471,000 in 2007.  This decrease of $935,000 was primarily due to losses recognized when we liquidated our preferred stock holdings during the second and third quarters of 2008 as well as reduced interest and dividend income, which resulted from reduced investment holdings and lower interest rates.  Our total loss recognized on the sale of investments in 2008 was $713,000.  These losses were partially offset by dividend and interest income.  We anticipate lower interest income in the future because of lower cash holdings and continued low interest rates.

Provision For Income Taxes. Effective January 1, 2007, we adopted the provisions of FIN 48 and established certain unrecognized tax benefits related to uncertain tax positions.  As of September 30, 2008, we were no longer subject to U.S. Federal income tax examination on a portion of these uncertain tax positions and accordingly recorded a tax benefit of $285,000 during the third quarter of 2008.  Because of the impact of this tax benefit, as well as certain permanent differences between our book and taxable income that reduce our tax liability, our effective tax rate for 2008 totaled (2.4)%.  In 2007, our effective tax rate was (22.7)% due primarily to permanent differences between our book and taxable income that reduce our tax liability.   These permanent differences include R&D tax credits as well as the dividends received deduction and the domestic production activities deduction.

Liquidity and Capital Resources

We consider a number of liquidity and working capital performance ratios in evaluating our financial condition.  The following table includes certain ratios, working capital information, and summarized cash flows for use in understanding our current liquidity and recent trends in this area:

($ in thousands)	2008	2007

Liquidity and Working Capital Performance Measures

Ratio of current assets to current liabilities	4.6	4.2
Total liabilities to equity	20%	24%
Working capital	$13,294	$15,587
Cash, cash equivalents and investments	$3,434	$6,476

Changes in Cash and Cash Equivalents

Net cash provided by (used in):
Operating activities	$1,331	$(1,369)
Investing activities	1,959	7,025
Financing activities	(3,512)	(4,965)

Net increase (decrease) in:
Cash and cash equivalents	(222)	691

Cash and cash equivalents:
Beginning of year	3,356	2,665
End of year	3,134	3,356

Cash provided by operating activities during 2008 totaled $1,331,000, a significant improvement from 2007, due largely to higher operating income and a decline in accounts receivable, which resulted from enhanced collection efforts.  In addition, accounts payable declined during 2008 due to lower purchase commitments as the economy slowed in the fourth quarter.

Cash provided by investing activities totaled $1,959,000 in 2008, compared to $7,025,000 in 2007.  During both years we liquidated a significant portion of our investment holdings to fund repurchases of our stock.  The reduction in investment holdings was considerably larger in 2007 due to our Modified Dutch Auction Self-Tender and to pay costs associated with the stock option investigation.  Purchases of property, plant and equipment totaled $348,000 in 2008, a decrease of $428,000 from 2007, with the bulk of this decrease due to the higher level of funds expended in 2007 related to our ERP system implementation that year.  Our 2008 capital expenditures primarily include the purchase of equipment used in our laboratory products and Air Monitoring Systems segment manufacturing areas.  We had no material commitments for the purchase of property, plant and equipment outstanding as of December 31, 2008.

Cash used in financing activities totaled $3,512,000 in 2008 compared to $4,965,000 in 2007.  During 2008, we repurchased 284,569 shares of OI common stock under our stock repurchase program at an average price of $10.85.  In 2007, we purchased 301,080 shares of OI common stock pursuant to our Modified Dutch Auction Self-Tender, for an aggregate cost of $4,365,660, exclusive of legal and administrative expenses associated with this transaction.  We repurchased an additional 21,115 shares during 2007 under our stock repurchase program at an average price of $12.16 per share.  We may purchase up to an additional 37,007 shares under the current stock repurchase program as of December 31, 2008.

Though down from the prior year, we continue to have a high level of liquidity and a strong financial position as demonstrated by our current ratio, liability to equity ratio, and high level of working capital.  While the current economic environment is likely to further erode our liquidity and financial position, we continue to believe that our liquid assets and availability under our revolving line of credit are sufficient to fund working capital, R&D, and capital expenditures for the near term.  As the economy improves, we anticipate that cash flows from operations will generate sufficient cash flow to meet our long term liquidity needs.

Since liquidating our investment portfolio during the third quarter of 2008, we have invested a portion of our excess funds generated from operations in short-term securities, including money market funds invested in government backed securities, and FDIC insured certificates of deposit.  Our primary goal has been preservation of capital with a secondary goal of return on invested cash.  Because interest rates are historically low, we have established an investment committee consisting of two independent directors and our CEO/CFO to evaluate alternative investment options for excess funds to improve our returns.  These investments may include less than investment grade bonds or other securities that the committee feels are likely to increase in value and/or provide a higher interest return.  Any such investments made by the Investment Committee are likely to subject us to a higher risk of loss than our current insured or government backed investments.

Critical Accounting Estimates

Our preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we utilize key accounting policies and make certain estimates that could significantly influence the results of operations and financial position.  The most critical of these accounting policies and estimates include revenue recognition policies and related warranty reserves, the valuation allowance for inventories, and uncollectible accounts receivable and intangible asset valuation.

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

We record a reserve for warranty expenditures and periodically adjust the amount of the reserve as required to reflect actual warranty experience.   In determining the warranty reserve, we consider our historical experience and various additional factors including expected product failure rates, material usage, and service delivery costs incurred in correcting a product failure.  Should actual product failure rates, material usage, or service delivery costs differ from our estimates, the estimated warranty liability could prove to be significantly over or understated.  As of December 31, 2008 and 2007, our warranty liability totaled $317,000 and $496,000, respectively.

Accounts Receivable We maintain an allowance for doubtful accounts representing our estimate of that portion of accounts receivable which we may be unable to collect from customers.  Customer receivables may prove uncollectible for a variety of reasons including deterioration of customer financial condition, or dissatisfaction with product performance.  We regularly assess potential doubtful accounts and use the best information available, including customer correspondence and credit reports.  Though our bad debts have not historically been significant, we could experience increased bad debt expense should a major customer or market segment experience a financial downturn or our estimate of uncollectible accounts, which is based on our historical experience, prove to be inaccurate.

Inventories   Our inventories consist primarily of electronic equipment and various components.  We operate in a fast-paced industry with frequent technological advances and new product introductions.  Such occurrences can significantly impair customer demand for our products and the related inventory we have on hand.  We regularly evaluate our inventory and maintain a reserve for excess or obsolete inventory.  Generally, we record an impairment allowance for products with no movement in over twelve months that we believe to be either unsalable or salable only at a reduced selling price.  We further use our judgment in evaluating the recoverability of all inventory based upon known and expected market conditions as well as future product plans.  Should our competitors introduce a new technology or product that renders our current products obsolete, our allowance for inventory impairment may be inadequate.

Our inventory obsolescence charges totaled $18,000 and ($11,000) in fiscal 2008 and 2007 respectively.  The inventory impairment allowance totaled approximately $654,000 and $732,000 at December 31, 2008 and 2007, respectively.

Intangible Assets Our intangible assets consist primarily of intellectual property, including patents and patent applications.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, we review the recoverability and estimated useful lives of our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.  As a result of our reviews, we have not recorded any material impairment charges during 2008 or 2007.

Inflation

Historically, neither inflation nor changing prices have had a material impact on our net revenues or results of operations.  However, future inflationary trends could potentially impact our sales and earnings.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 8.  Financial Statements and Supplementary Data

Management Responsibility for Financial Reporting.  Management is responsible for the integrity and objectivity of the data included in this report.  Management believes it has provided financial information (both audited and unaudited) that is representative of our operations, reliable on a consistent basis throughout the periods presented and relevant for a meaningful appraisal of our business.  The financial statements have been prepared in accordance with generally accepted accounting principles.  Where necessary, they reflect estimates based on management's judgment.

Established accounting procedures and related systems of internal control provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions and that qualified personnel implement policies and procedures.  Management periodically reviews our accounting and control systems.

Our Audit Committee, composed of at least three independent members of the Board of Directors who are not our employees, meets regularly with representatives of management and the independent registered public accountants to monitor the functioning of the accounting and control systems and to review the results of the audit performed by the independent registered public accountants.  The independent registered public accountants and our employees have full and free access to the Audit Committee without the presence of management.

The Audit Committee has full authority and responsibility to oversee the appointment, termination, funding, evaluation and independence of the independent registered public accountants engaged by the Company.

The independent registered public accountants conduct an objective, independent examination of the financial statements.  Their report appears as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
O.I. Corporation

We have audited the consolidated balance sheets of O. I. Corporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O. I. Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of O. I. Corporation's internal control over financial reporting as of December 31, 2008 included in the accompanying item 9A(T) Controls and Procedures and, accordingly, we do not express an opinion thereon.

As described in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/McGLADREY & PULLEN, LLP

Davenport, Iowa
March 30, 2009

O.I. Corporation

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$3,133,776	$3,355,853
Accounts receivable-trade, net of allowance for doubtful accounts of $299,414 and $349,549, respectively	6,194,925	6,931,394
Investment in sales-type leases-current portion	240,682	216,258
Investments, at market	300,000	3,119,775
Inventories, net	5,754,440	5,356,780
Current deferred income tax assets	824,883	1,028,268
Other current assets	488,464	436,172
Total current assets	16,937,170	20,444,500

Property, plant and equipment, net	3,158,526	3,445,558
Investment in sales-type leases, net of current	357,770	182,533
Long-term deferred income tax assets	657,075	471,924
Intangible assets, net	462,178	408,641
Other assets	31,622	52,899
Total assets	$21,604,341	$25,006,055

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$1,516,184	$1,871,845
Accrued compensation and other related expenses	1,281,151	1,316,320
Accrued warranties	316,728	495,728
Accrued liabilities	528,985	1,173,331
Total current liabilities	3,643,048	4,857,224

Uncertain Tax Positions-Long Term	26,829	26,829

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 3,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 10,000,000 shares authorized, 4,103,377 shares issued	410,338	410,338
Additional paid-in capital	5,401,593	5,288,385
Treasury stock, 1,754,147 and 1,483,325 shares, respectively, at cost	(13,194,868)	(10,232,808)
Retained earnings	25,317,401	24,803,095
Accumulated other comprehensive (loss), net	-	(147,008)
	17,934,464	20,122,002
Total liabilities and stockholders’ equity	$21,604,341	$25,006,055

The accompanying notes are an integral part of these consolidated financial statements.

O.I. Corporation

Consolidated Statements of Income

	Years Ended December 31
	2008	2007

Net revenues:
Products	$25,405,165	$23,757,660
Services	3,563,935	3,375,274
Total net revenues	28,969,100	27,132,934

Cost of revenues:
Products	13,025,895	12,155,057
Services	1,676,092	1,198,948
Total cost of revenues	14,701,987	13,354,005
Gross profit	14,267,113	13,778,929

Selling, general and administrative expenses	8,956,131	10,480,222
Research and development expenses	3,850,872	3,315,676
Operating income/(loss)	1,460,110	(16,969)
Other income:
Interest income, net	107,932	336,784
Other (loss)/income	(572,144)	134,532
Income before income taxes	995,898	454,347
Benefit for income taxes	24,049	102,997

Net income	$1,019,947	$557,344

Basic earnings per share	$0.40	$0.20
Diluted earnings per share	$0.40	$0.20

Weighted average number of shares outstanding:
Basic shares	2,539,358	2,786,253
Diluted shares	2,573,814	2,837,942

The accompanying notes are an integral part of these consolidated financial statements.

O.I. Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31
	2008	2007
Cash flows from operating activities:
Net income	$1,019,947	$557,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	612,219	613,829
Stock based compensation	157,316	213,078
Provision for obsolete inventory	(18,094)	(10,678)
Deferred income tax (benefit)/expense	(32,712)	158,355
Tax benefit from stock options exercised	-	(32,591)
(Gain) on disposition of property	(11,998)	(212,360)
Loss on sale of securities including amortization of discounts	692,144	109,877
Changes in assets and liabilities:
Accounts receivable	736,469	(971,423)
Inventories	(379,566)	(332,278)
Other current assets and investments in sales-type leases	(230,676)	(312,553)
Accounts payable	(355,661)	13,146
Accrued liabilities	(858,515)	(1,162,753)
Net cash provided by (used in) operating activities	1,330,873	(1,369,007)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(348,293)	(775,918)
Proceeds from sale of property, plant, and equipment	53,722	222,692
Purchase of investments	(3,181,301)	(8,390,335)
Maturity/proceeds from sales of investments	5,506,886	16,051,469
Change in other assets	(72,155)	(82,762)
Net cash provided by investing activities	1,958,859	7,025,146

Cash flows from financing activities:
Purchase of treasury stock	(3,086,671)	(4,730,767)
Proceeds from issuance of treasury stock	80,503	283,295
Tax benefit from stock options exercised	-	32,591
Payment of cash dividends on common stock	(505,641)	(550,141)
Net cash (used in) financing activities	(3,511,809)	(4,965,022)

Net (decrease) increase in cash and cash equivalents	(222,077)	691,117
Beginning of year	3,355,853	2,664,736
End of year	$3,133,776	$3,355,853

Supplemental disclosures of cash flow information:
Cash paid during year for:
Income taxes	$332,147	$274,629

The accompanying notes are an integral part of these consolidated financial statements.

O.I. Corporation

Consolidated Statements of Stockholders' Equity

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity

Balance, December 31, 2006	4,103,377	410,338	4,964,766	(5,707,386)	24,963,333	(17,879)	24,613,172
Purchase of 343,214 shares of treasury stock	-	-	-	(4,730,767)	-	-	(4,730,767)
Issuance of 94,173 shares from treasury for exercise of stock options	-	-	67,314	197,908	-	-	265,222
Issuance of 1,523 shares from treasury to Employee Stock Purchase Plan	-	-	10,636	7,437	-	-	18,073
Stock-based compensation expense	-	-	213,078	-	-	-	213,078
Dividends paid	-	-	-	-	(550,141)	-	(550,141)
FIN 48 Adjustments					(167,441)		(167,441)
Excess tax benefit for disqualifying employee incentive stock							-
option dispositions	-	-	32,591	-	-	-	32,591
Comprehensive income:							-
Unrealized loss on investments, net of deferred tax benefit of $41,737 net of reclassification adjustment of $307, 071 of realized losses included in net income	-	-	-	-	-	(129,129)	(129,129)
Net income	-	-	-	-	557,344	-	557,344
Total comprehensive income							428,215
Balance, December 31, 2007	4,103,377	410,338	5,288,385	(10,232,808)	24,803,095	(147,008)	20,122,002
Purchase of 284,569 shares of treasury stock	-	-	-	(3,086,671)	-	-	(3,086,671)
Issuance of 11,300 shares from treasury for exercise of stock options	-	-	(751)	53,110	-	-	52,359
Issuance of 2,447 shares from treasury to Employee Stock Purchase Plan	-	-	16,643	11,501	-	-	28,144
Vesting of 12,000 shares granted to new board of directors in 2006	-	-	(60,000)	60,000	-	-	-
Stock-based compensation expense	-	-	157,316	-	-	-	157,316
Dividends paid	-	-	-	-	(505,641)	-	(505,641)
Comprehensive income:
Unrealized gain on investments, net of deferred tax expense of $50,947	-	-	-	-	-	147,008	147,008
Net income	-	-	-	-	1,019,947	-	1,019,947
Total comprehensive income							1,166,955
Balance, December 31, 2008	4,103,377	$410,338	$5,401,593	$(13,194,868)	$25,317,401	$-	$17,934,464

The accompanying notes are an integral part of these consolidated financial statements.

O.I. CORPORATION
Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies

O.I. Corporation, an Oklahoma corporation, was organized in 1963.  O.I. Corporation designs, manufactures, markets and services analytical, monitoring and sample preparation products, components and systems used to detect, measure and analyze chemical compounds in air and water.

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

Revenue Recognition and Warranty Reserve The Company derives revenues from three sources—system sales, parts sales and services.  For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer and collection is reasonably assured.  The Company’s sales are typically not subject to rights of return and, historically, sales returns have not been significant.  System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions and that involve installation services, are accounted for as multiple-element arrangements, where the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete.  In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer.  For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance.  Deferred revenue from such system sales is presented as unearned revenues in accrued liabilities in the accompanying consolidated balance sheets.

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

Cash and Cash Equivalents The Company considers all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents.  Included in cash and cash equivalents at December 31, 2008 and 2007 are temporary cash investments in money market funds of $2,874,000 and $928,000 of which $0 and $288,000, respectively was uninsured.  Additionally, the Company had at December 31, 2008 and 2007, $27,000 and $38,000, respectively, of cash balances in excess of the Federal Deposit Insurance Corporation limits.

Accounts Receivable The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments and for estimated sales returns.  Customers may not make payments due to a variety of reasons including deterioration of their financial condition or dissatisfaction with the Company’s products.  Management makes regular assessments of doubtful accounts and uses the best information available including correspondence with customers and credit reports.  The Company periodically accrues for bad debt and management regularly compares uncollectible accounts with period end accounts receivable balances to determine its adequacy.  For the years ended December 31, 2008 and 2007 we recognized approximately $78,000 and $6,000 of bad debt expense, respectively.

Investments The Company accounts for its investments (including auction-rate securities) using Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period.  The Company’s investments as of December 31, 2008 consisted of highly liquid, government backed or government insured instruments.  As of December 31, 2007, the Company’s investments included preferred stock investments, medium-term commercial notes, short-term commercial paper, Treasury bills, and Federal Agency Discount Notes.  These investments were classified as available-for-sale and are stated at fair value at December 31, 2008 and 2007.   The unrealized gain (loss) on investments is reported net of tax as accumulated other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity.  Realized gains and losses on sales of investments are determined on a specific identification basis and included in the consolidated statements of income.  Declines in the fair value of individual available-for-sale securities below their carrying value that are deemed other than temporary, result in write-downs of the individual securities to their fair value with the resulting loss charged to current period income.  During 2008, we liquidated our investment holdings of preferred stock and corporate bonds and recognized a loss of $713,000.

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

Inventories Inventories consist of electronic equipment and various components and are stated at the lower of cost or market.  Cost is determined on a standard cost basis, which approximates the first-in first-out basis.  The Company maintains a reserve for inventory obsolescence and regularly evaluates its inventory.  Items with no movement in twelve months or more are generally reserved or written off.  The Company also provides impairments for items that have realizable value below cost.

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

Advertising Costs All advertising costs are expensed as incurred and included in selling and administrative expenses in the consolidated statements of income.  Advertising expenses for 2008, and 2007 were $180,679, and $164,217, respectively.

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

Earnings Per Share The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.  Stock options are the only dilutive potential shares the Company has outstanding.  At December 31, 2008 and 2007 options to acquire 88,000 and 80,000 shares at the weighted average exercise prices of $12.88 and $12.96, respectively, were not included in the computations of dilutive earnings per share as their effect would be anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2008	2007
Numerator, earnings attributable to common stockholders	$1,019,947	$557,344
Denominator:
Basic-weighted average common shares outstanding	2,539,358	2,786,253
Dilutive effect of employee stock options	34,456	51,689
Diluted outstanding shares	$2,573,814	$2,837,942

Basic earnings per common share	$0.40	$0.20
Diluted earnings per common share	$0.40	$0.20

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

Use of Estimates The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of management’s estimates.  These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year.  Actual results could differ from those estimates.

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

We regularly evaluate our inventory and maintain a reserve for excess or obsolete inventory.  Generally, we record an impairment allowance for products with no movement in over twelve months that we believe to be either unsalable, or salable only at a reduced selling price.  We further use our judgment in evaluating the recoverability of all inventory based upon known and expected market conditions as well as future product plans.

Recent Pronouncements

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009.  The Company is currently assessing the potential effect of the adoption of the remaining provisions of SFAS No. 157 on its financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (SFAS No. 141(R)), and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160).  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The effects of SFAS No. 141(R) on the Company’s financial statements will depend on the nature and significance of any future acquisitions subject to SFAS No. 141(R).

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS No. 161).  SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows.  SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has no derivative instruments or hedging activities and this pronouncement is only disclosure-related; accordingly, SFAS 161 has no impact on the Company’s financial position, consolidated results of operations or cash flows.

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date.  Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date.  The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions on or after January 1, 2009.

Note 2.  Net Investment in Sales-Type Leases

The following lists the components of the net investment in sales-type leases as of December 31:

	2008	2007

Total minimum lease payments to be received	$598,452	$398,791
Less: Unearned income	(59,904)	(37,072)
Net investment in sales-type leases	$538,548	$361,719

At December 31, 2008, minimum lease payments for each of the five succeeding fiscal years are as follows:  $240,682 in 2009, $120,041 in 2010, $107,496 in 2011 $89,743 in 2012 and $40,490 in 2013.

Note 3.  Inventories

Inventories, which include material, labor and manufacturing overhead, on December 31, 2008 and 2007, consisted of the following:

	2008	2007

Raw materials	$4,838,613	$4,505,999
Work-in-process	485,734	742,087
Finished goods	1,083,841	840,692
Reserves	(653,748)	(731,998)
	$5,754,440	$5,356,780

A provision for obsolete inventory was determined in 2008 and 2007 by taking the total of the inventory related to discontinued products, and consistent with the Company’s policy relating to obsolete inventory, the total of other inventory with no movement in twelve months including excess which the Company determined is no longer saleable based on available market information.  The provision for obsolete inventory totaled approximately $18,000 in 2008 and approximately ($11,000) in 2007.  These provisions are included in cost of revenues in the consolidated statements of income.

Note 4.  Property, Plant and Equipment

Property, plant and equipment at cost on December 31, 2008 and 2007, consisted of the following:

	Estimated
	Useful
	Lives	2008	2007

Land		$38,922	$39,030
Buildings	33 to 40 Years	3,843,083	3,836,466
Leasehold improvements	1 to 5 Years	149,343	141,464
Furniture and equipment	3 to 10 Years	4,905,192	4,665,206
		8,936,540	8,682,166
Less accumulated depreciation		5,778,014	5,236,608
		$3,158,526	$3,445,558

Depreciation expense totaled $593,601 and $599,029 for the years ended December 31, 2008 and 2007, respectively.

Note 5.  Investments

Investments considered available-for-sale at December 31, 2008 and 2007, consisted of the following:

	2008	2007

Marketable equity securities	$-	$1,668,925
Corporate securities	-	1,450,850
Certificates of Deposit	300,000	-
	$300,000	$3,119,775

2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale
Certificates of Deposit	$ 300,000	$ -	$ -	$ 300,000

At December 31, 2008 all investments were due within one year.

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale
Corporate securities	$1,500,000	$-	$(49,150)	$1,450,850
Marketable equity securities	1,817,730	-	(148,805)	1,668,925
Total securities available-for-sale	$3,317,730	$-	$(197,955)	$3,119,775

For the years ended December 31, 2008 and 2007, proceeds from sales of securities available for sale amounted to $5,506,886 and $16,051,469, respectively.  Gross realized gains amounted to $24,026 and $45,855 in 2008 and 2007, respectively.  Gross recognized losses amounted to $737,275 and $352,926 in 2008 and 2007, respectively.  For the years ended December 31, 2008 and 2007, dividend income amounted to $104,086 and $208,932, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2007
	Less Than Twelve Months			Over Twelve Months
	No. of	Gross		No. of	Gross
	Invest-	Unrealized	Fair	Invest-	Unrealized	Fair
	ments	Losses	Value	ments	Losses	Value
Securities Available for Sale
Corporate securities	-	$-	$-	2	$49,150	$1,450,850
Marketable equity securities	3	109,158	659,405	6	39,647	1,009,520
Total securities available-for-sale	3	$109,158	$659,405	8	$88,797	$2,460,370

All investments are at market values based upon quoted market prices as of December 31.  During 2007, the Company recorded a loss of $352,926 on certain marketable equity securities to reflect losses deemed “other than temporary”.

Note 6.  Intangible Assets

Intangible assets on December 31, 2008 and 2007 consisted of the following:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents Issued	$293,477	$(191,127)	$194,414	$(178,687)
Patent Applications Pending	279,534	-	306,443	-
Rights to licenses	105,000	(24,706)	105,000	(18,529)
	$678,011	$(215,833)	$605,857	$(197,216)

Our intangible assets consist primarily of intellectual property, including patents and patent applications.  When a new patent is granted, we begin amortizing the cost over the life of the patent.  Amortization expense charged to operations amounted to $18,618 and $14,800, for the years ended December 31, 2008 and 2007, respectively.

Estimated future amortization expense on rights to licenses and existing patents issued:
For year ending 12/31/09	$17,772
For year ending 12/31/10	17,126
For year ending 12/31/11	17,068
For year ending 12/31/12	16,078
For year ending 12/31/13	15,584

Each year, the Company performs an annual evaluation of the future prospects of certain products and their related inventory and intangible assets.  The Company evaluated its remaining intangible assets in 2008 and in 2007 and determined that no impairment charge was necessary.

Note 7.  Accrued Liabilities

Accrued liabilities on December 31, 2008 and 2007, consisted of the following:

	2008	2007

Unearned revenues	$28,021	$144,102
Unearned revenues - service contracts	224,823	283,967
Unearned revenues/deposits - sales-type leases	126,233	134,416
Uncertain tax positions-current (net of interest and penalties)	-	284,620
Other liabilities and accrued expenses	149,908	326,226
	$528,985	$1,173,331

Note 8.  Product Warranty Liabilities

The changes in the Company’s product warranty liability for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Liabilities, beginning of year	$495,728	$662,169
Expense for new warranties issued	159,702	372,168
Warranty claims	(338,702)	(538,609)
Liabilities, end of year	$316,728	$495,728

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

Our pre-tax compensation cost for stock-based compensation was, $157,000 and $213,000 ($94,000 and $128,000 after tax effects) for the years ended December 31, 2008 and 2007, respectively.

No incentive stock options were granted during the year ended December 31, 2008.  During the year ended December 31, 2007, 70,000 shares of incentive stock options were granted under the 2003 Incentive Compensation Plan.  We also granted 20,000 non-qualified stock options to members of the board of directors under the 2003 Incentive Compensation Plan during the year ended December 31, 2007.  The weighted average fair value of the options granted in 2007 was calculated using the following assumptions:

2007

Risk free interest rate	4.75%
Expected quarterly dividend	0.05
Expected life	3-10 Years
Expected volatility	37.00%

The risk-free interest rate is based upon interest rates that match the contractual terms of the stock option grants. The expected volatility is based on historical observation and recent price fluctuations.  The expected life is based on evaluations of historical and expected future employee exercise behavior, which is not less than the vesting period of the options.  In 2007, 70,000 incentive stock options were granted to employees and 20,000 non-qualified stock options were granted to non-employee directors.  Of those options, 10,000 have a three-year contractual life and 10,000 have a 10-year contractual life.  The Company began paying dividends in 2006 and had not paid any prior to that time.  The weighted average fair value of stock options granted in 2007 was $6.01.

Incentive Compensation Plans

We have two stock option plans, one of which has expired and one with shares available for grant at December 31, 2008.  Our 2003 Incentive Compensation Plan is in effect until December 31, 2012 and has 174,000 shares available for grant as of December 31, 2008 with a minimum exercise price as a percentage of fair market value at date of grant of 100%.

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

The following is a summary of the changes in outstanding options for the twelve months ended December 31, 2007 and 2008:

			Weighted Average
	Shares	Price Per Share	Price Per Share

Options outstanding, December 31, 2006	192,723	$3.13 - 11.90	5.98

Options granted	89,500	11.42 - 13.70	12.89
Options exercised	(94,173)	3.13 - 11.90	5.63
Options forfeited or cancelled	(1,500)	5.63 - 8.36	7.81
Options outstanding, December 31, 2007	186,550	2.50 - 13.70	9.31

Options granted	-	-	-
Options exercised	(11,300)	3.13 - 8.36	4.63
Options forfeited or cancelled	(15,700)	3.50 - 12.35	9.22
Options outstanding, December 31, 2008	159,550	2.50 - 13.70	9.82

There were 108,000 and 103,450 share options exercisable at December 31, 2008 and 2007, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2008:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Ranges of		Life in	Exercise		Exercise
Exercise Prices	Shares	Years	Price	Shares	Price

$3.13 - $4.03	27,600	3.2	$3.87	27,600	$3.87
$5.63 - $6.52	20,150	2.8	$6.43	20,150	$6.43
$8.36 - $13.70	111,800	6.5	$11.90	60,250	$11.09

As of December 31, 2008	Shares	Intrinsic Value

Total outstanding in-the-money options	72,050	279,440
Total vested in-the-money options	70,250	276,524
Total options exercised in 2008	11,300	69,561

The total intrinsic value of share options exercised for the twelve months ended December 31, 2008 and 2007 was $69,561 and $667,692, respectively.  No options were granted in 2008.  The weighted average grant date fair value of options granted during the twelve months ended December 31, 2007 was $6.01 per share.

During the twelve months ended December 31, 2008 and 2007, proceeds received by the Company from the exercise of options were $52,000 and $265,000, respectively.  At December 31, 2008, total unrecognized stock-based compensation expense related to unvested stock options was approximately $234,000, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Note 10.  Stockholders’ Equity

The Company’s Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share.  The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation and other preferences are subject to determination by the Board of Directors.  As of December 31, 2008, no preferred stock had been issued and none is outstanding.

The Company’s Board of Directors has authorized the Company to repurchase shares of its common stock through open market purchases or privately negotiated transactions, and in 2007 the Company also repurchased its common stock under a Modified Dutch Auction Self-Tender.  The Company repurchased 284,569 and 343,214 shares in 2008 and 2007, respectively.  The Company accounts for repurchased shares using the cost method.  As of December 31, 2008 the Company is authorized to repurchase up to 37,007 additional shares of its common stock.

Note 11.  Income Taxes

The Company’s operations are only taxed under domestic jurisdictions.

The (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2008	2007

Current (benefit) provision:
Federal	$(56,663)	$(261,440)
State	65,326	88
Deferred (benefit) provision	(32,712)	158,355
	$(24,049)	$(102,997)

The (benefit) for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:

	Year Ended December 31,
	2008	2007

Tax at statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	6.0	5.6
Current research and development credits	(21.6)	(39.8)
Dividends received deduction	(2.5)	(10.9)
FIN 48 adjustments	(28.6)	(13.6)
Valuation Allowance	10.7	-
Other, net	(0.4)	2.0
	(2.4)%	(22.7)%

Deferred tax assets (liabilities) are comprised of the following at December 31, 2008 and 2007:

	2008	2007

Current:
Warranty reserve	$126,691	$198,291
Bad debt allowance	119,766	150,396
Inventory reserve	261,499	292,799
Uniform capitalization	185,088	209,722
Accrued vacation	122,536	128,707
Other	9,303	48,353
Total current	824,883	1,028,268
Noncurrent:
Depreciation	499,836	393,638
Intangibles	(206,217)	(143,760)
Capital loss carryforward	426,352	141,052
Other	43,456	80,994
Total	763,427	471,924
Less valuation allowance	106,352	-
Total noncurrent	657,075	471,924

Net deferred tax asset	$1,481,958	$1,500,192

The Company adopted the provisions of FIN 48 on January 1, 2007.  During 2007, we determined that our historical tax accounting analyses were not being reconciled to supporting documentation.  This resulted in a $264,000 overstatement of our cumulative effect adjustment recorded as of January 1, 2007 upon our adoption of FIN 48.  We corrected this overstatement in the fourth quarter of 2007 by increasing our cumulative retained earnings and reducing our tax liability.

At December 31, 2008, the Company had unrecognized tax benefits of $27,000,  For the year ended December 31, 2008, the Company was no longer subject to U.S. Federal income tax examination on a portion of its uncertain tax positions and accordingly recorded a tax benefit of $285,000 during the third quarter of 2008.  This benefit was partially offset by an $106,000 valuation allowance which was provided for a portion of the capital loss carryover from the sale of securities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in SG&A expenses.  At December 31, 2008, the Company had accrued $9,000 and $1,000 for the potential payment of interest and penalties, respectively.

As of December 31, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 through 2008.  In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2008, with certain exceptions.

A reconciliation of the January 1, 2008 through December 31, 2008 amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

2008
Beginning balance at January 1, 2008	$311,449
Lapse of statute of limitations	(284,620)
Ending balance at December 31, 2008	26,829

Note 12.  Employee Benefit Plans

The Company maintains a Retirement Savings Plan (the 401(k) Plan) for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.  Prior to 2008, the Company’s contributions to the 401(k) Plan were discretionary.  Effective January 1, 2008, the Company modified the plan to provide that the Company will match 50% of employee contributions, up to a limit of 6% of employee income.  Employees vest immediately in their contributions and vest in the Company’s contributions ratably over five years.  The Company made contributions of $195,000 and $135,000 to the 401(k) Plan for the years ended December 31, 2008 and 2007, respectively.

Note 13.  Commitments and Contingencies

The Company has an agreement with the former owner of Floyd Associates, Inc. to pay a royalty equal to 5% of the net revenue earned from certain microwave-based products up to a maximum amount of $1,182,500.  The contingent liability arose as a result of the acquisition of Floyd in 1994.  No minimum payments are required in the agreement.  The Company recognized royalty expense related to this agreement of $3,754 and $1,443 in 2008 and 2007, respectively.

The Company leases approximately 20,000 sq. ft. of office, engineering, laboratory, production and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring in November 2009.  The Company also leases 500 sq. ft of office space in Edgewood, Maryland, which can be renewed annually.  Rental expense recognized in 2008 and 2007, was $214,532 and $203,748, respectively.  Future minimum rental payments under these leases for each year of the next five successive years are $194,789, $0, $0, $0 and $0.

The Company places purchase orders with vendors primarily for raw materials, component parts and other supplies that the Company uses to manufacture its products.  As of December 31, 2008, the Company had approximately $2,058,000 of open purchase orders.

There are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which any of its property is subject.

Note 14.  Segment Data

The Company categorizes its operations into two business segments: Laboratory Products and Air-Monitoring Systems.  Operations in these segments include designing, manufacturing, marketing and selling analytical instruments.  In the Laboratory Products segment, the Company provides products generally used to ensure regulatory compliance with environmental requirements for water.  Analytical instruments sold in the Air-Monitoring Systems segment are used for trace level detection of airborne gaseous chemical warfare agents.

Following is the Company’s business segment information for 2008 and 2007:

		Laboratory	Air-Monitoring
		Products	Systems	Total
2008
	Revenue	$21,836,018	$7,133,082	$28,969,100
	Operating income (loss)	1,206,756	253,354	1,460,110
	Total Assets	17,837,882	3,766,459	21,604,341
	Capital Expenditures	305,955	42,338	348,293
	Depreciation and amortization	519,448	92,771	612,219
2007
	Revenue	$18,415,134	$8,717,800	$27,132,934
	Operating income (loss)	(1,150,384)	1,133,415	(16,969)
	Total Assets	20,434,377	4,571,678	25,006,055
	Capital Expenditures	725,339	50,579	775,918
	Depreciation and amortization	455,344	158,485	613,829

Revenues related to operations in the U.S. and foreign countries for the years ended December 31, 2008 and 2007 are presented below.  Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped.  Long-lived assets related to continuing operations in the U.S. and foreign countries as of the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31,
	2008	2007

Net revenues from unaffiliated customers:
United States	$20,349,455	$19,010,631
Foreign	$8,619,645	$8,122,303

Long-lived assets at end of year:
United States	$3,158,526	$3,445,558

One customer accounted for approximately 11% of revenues in 2008 and 18% of revenues in 2007.  Sales to federal, state and municipal governments accounted for 27% of total revenues in 2008 and 30% of total revenues in 2007.

The following regions had sales in excess of 10% of net revenues: sales to the Asia-Pacific region were approximately 12% of net revenues in 2008 and 12% for 2007; and sales to the European region were approximately 14% of net revenues for 2008 and 13% for 2007.

Note 15  Financial Instruments

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

During the fiscal years ended December 31, 2006 and 2005, and any subsequent interim period through June 26, 2007, there were no disagreements between us and the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused the Former Accountant to make reference to the subject matter thereof in its report. No “reportable events” (as defined by Item 304(a)(1)(v) of Regulation S-K) occurred during the two most recent fiscal years and through June 26, 2007.

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

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We performed an evaluation, under the supervision and participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.   We believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects.

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

In accordance with the internal control reporting requirements of the Securities and Exchange Commission, management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as (v) a company’s control activities (“process-level controls”).

Management’s evaluation of the design and operating effectiveness of our internal controls over financial reporting identified certain continued significant deficiencies with regard to documentation of management approvals and improper access to our computer systems.  Management believes these significant deficiencies did not rise to the level of a material weakness.  A “material weakness” is defined as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  A “significant deficiency” is a deficiency or a combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

As a result of actions taken by management during 2008, the significant deficiencies noted were less extensive than in the prior year.  Management intends to continue its efforts to improve controls in the identified areas of weakness.  As a result of the evaluation conducted in 2008, management concluded that our internal control over financial reporting was effective as of December 31, 2008.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, the Company’s management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has not been audited by our auditors, McGladrey & Pullen, LLP or any other independent registered accounting firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in the sections entitled “Proposal One: Election of Directors”, “Executive Compensation”, “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and “Code of Ethics,” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which sections are incorporated in this Annual Report on Form 10-K by reference.

Item 11.  Executive Compensation

Information concerning executive compensation is set forth in the section entitled “Executive Compensation” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which section is incorporated in this Annual Report on Form 10-K by reference.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is set forth in the sections entitled “Equity  Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which sections are incorporated in this Annual Report on Form 10-K by reference.

 Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information for this item is set forth in the section entitled, “Certain Transactions, Employment Contracts, Termination of Employment and Change-in-Control Arrangements” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which section is incorporated in this Annual Report on Form 10-K by reference.

 Item 14.  Principal Accountant Fees and Services

Information for this item is set forth in the section entitled “Principal Accounting Fees and Services” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which section is incorporated in this Annual Report on Form 10-K by reference.

PART IV

 Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Consolidated Financial Statements of O.I. Corporation and its subsidiary that are included in Part II, Item 8:

(b)       Exhibits

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Report on Form 8-K on May 21, 2008 and incorporated herein by reference).

*10.1	Amended Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 30, 2008 and incorporated herein by reference).

*10.2	O.I. Corporation 1993 Incentive Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.3
Registration Rights Agreement among O.I. Corporation and the former shareholders of CMS Research Corporation dated January 4, 1994 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

*10.4	O.I. Corporation 2003 Incentive Compensation Plan (filed as Exhibit 99.1 to the registration statement on Form S-8 (No. 333-106254) and incorporated herein by reference).

*10.5	Amendment to the 2003 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Report on Form 8-K on May 21, 2008 and incorporated herein by reference).

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

*10.9	Employment Agreement between the Company and J. Bruce Lancaster (filed as Exhibit 10.1 to the Company’s Report on Form 8-K on June 26, 2007 and incorporated herein by reference).

*10.10
Amendment to Employment Agreement between the Company and J. Bruce Lancaster (filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the period ending June 30, 2008 and incorporated herein by reference).

*10.11	Employment Agreement between the Company and Donald P. Segers (filed as Exhibit 10.2 to the Company’s Report on Form 8-K on June 26, 2007 and incorporated herein by reference).

*10.12
Amendment to Employment Agreement between the Company and Donald P. Segers (filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the period ending June 30, 2008 and incorporated herein by reference).

*10.13	Executive Incentive Compensation Plan between O.I. Corporation and its Executive Officers (as described in the Company’s Report on Form 8-K on November 8, 2007 and incorporated herein by reference).

10.14	Value Added Reseller Agreement with Agilent Technologies (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ending June 30, 2008 and incorporated herein by reference).

10.15
Three-Year Credit Agreement, dated May 1, 2008, by and among O.I. Corporation and JPMorgan Chase Bank, NA. (filed as Exhibit 10.11 to the Company’s Report on Form 10-Q for the period ending March 31, 2008 and incorporated herein by reference.)

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

O. I. CORPORATION

/s/ J. Bruce Lancaster
Date:	March 31, 2009	By:	J. Bruce Lancaster
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Bruce Lancaster	Chief Executive Officer and Chief Financial Officer	March 31, 2009
J. Bruce Lancaster	(Principal Executive and Principal Financial Officer)

/s/ Raymond E. Cabillot	Chairman of the Board	March 31, 2009
Raymond E. Cabillot

/s/Richard W.K. Chapman	Director	March 31, 2009
Richard W.K. Chapman

/s/ John K.H. Linnartz	Director	March 31, 2009
John K.H. Linnartz

/s/ Donald P. Segers	President, Chief Operating Officer and Director	March 31, 2009
Donald P. Segers

/s/ Leo Barton Womack	Director	March 31, 2009
Leo Barton Womack