Form 10-K/A
period 2008-12-31
OI CORP
filed 2009-04-29
CIK 73773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

The number of outstanding shares of the common stock as of April 27, 2009 was 2,355,214.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of O.I. Corporation (the “Registrant” or the “Company”) for the fiscal year ended December 31, 2008, filed on March 31, 2009 (the “Original Filing”), is being filed solely for the purpose of including the information required by Part III, Items 10-14 of Form 10-K.  This information was previously omitted from the Form 10-K in reliance on General Instruction G to Form 10-K which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the Securities Exchange Commission within 120 days after the end of the fiscal year.  The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.  This report is limited in scope to the items identified above and should be read in conjunction with the Original Filing.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Filing.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

Name	Age	Current Position
Raymond E. Cabillot	46	Director, Chairman of the Board
Richard W. K. Chapman	64	Director
J. Bruce Lancaster	53	Director, CEO, and CFO
John K. H. Linnartz	48	Director
Donald P. Segers	53	Director, President, and COO
Leo B. Womack	66	Director

Raymond E. Cabillot (46).  Mr. Cabillot has served on our Board of Directors since May 2006 and is currently serving as the Chairman of the Board.  In 2006, Farnam Street Partners LP, a shareholder of OI, proposed Mr. Cabillot for nomination to the Board of Directors and the Board nominated and shareholders elected him for such position. Mr. Cabillot has, from January 1998 until the present, served as Chief Executive Officer and a director of Farnam Street Capital, the General Partner of Farnam Street Partners LP, a private investment partnership located in Minneapolis, MN.  He was a Senior Research Analyst at Piper Jaffray from 1990 to 1998.  Prior to that, he worked for Prudential Capital Corporation from 1987 to 1990 as an Associate Investment Manager and as an Investment Manager.  Mr. Cabillot serves as a director of several private companies.  Mr. Cabillot has a B.A. degree with a double major in Economics and Chemistry from Saint Olaf College and an M.B.A. from the University of Minnesota.

Richard W. K. Chapman, Ph.D. (64).  Dr. Chapman has served on our Board of Directors since August 2001.   He was President, Chief Executive Officer, and Director of ThermoQuest Corporation from its inception in 1995 throughout its existence as a publicly traded company, ending in May 2000.  He was also Senior Vice President of Thermo Instrument Systems, Inc., an analytical instrumentation manufacturer, from 1992 to 2000 when it was a publicly traded company.  Dr. Chapman served as Chairman of the Board of Thermo BioAnalysis Corporation, a public company making products for biochemists, from 1995 to 1997.  He also served as a Director of Thermo Cardio Systems, Inc., a public company making implantable cardiac assist devices from 1996 to 1997.  In 2000, he became a managing partner with GlenRose Capital, LLC, a private equity firm specializing in the acquisition and operation of high technology companies.  Dr. Chapman now serves as the Chief Operating Officer of GlenRose Instruments, successor corporation to GlenRose Capital.  Currently, Dr. Chapman is on the board of GlenRose Instrument’s private subsidiary, Eberline Services, an environmental remediation company, and is the Founder and Chairman of Axxiom Inc., a private real estate and technology firm.  Dr. Chapman founded Harbinger Instruments, Inc. in 2008.

J. Bruce Lancaster (53).  Mr. Lancaster has served on our Board of Directors since June 2007, when he was also named Chief Executive Officer of the Company.  He joined the Company in early 2007 as Vice President and Chief Financial Officer.  Mr. Lancaster served as Executive Vice President and CFO for Boss Holdings, Inc., (OTCBB: BSHI) from 1998 to 2006.  Mr. Lancaster previously served as Vice President of Finance and Administration for Acme Boot Co. during 1996 and 1997 and Vice President of Finance for the former Kinark Corporation, now North American Galvanizing and Coatings, Inc., (AMEX: NGA) from 1989 to 1995.  Mr. Lancaster holds both a B.B.A. and an M.B.A. from Texas A&M University and is a Certified Public Accountant.

John K. H. Linnartz (48).  Mr. Linnartz has served on our Board of Directors since May 2008.  Since March of 2003, Mr. Linnartz has been the Managing Member of Mustang Capital Management, LLC, the General Partner of Mustang Capital Advisors, LP, a registered investment advisor located in Houston, Texas.  From 2000 to 2003, he served as Vice President and Member of the Bank and Thrift Group at Stephens, Inc.  Prior to that, Mr. Linnartz was a Limited Partner at J.C. Bradford & Company (now UBS Financial Services).  Mr. Linnartz served as a Founding Director of Trinity Bank N.A. (OTCBB: TYBT) located in Fort Worth, Texas from 2003 to 2006.

Donald P. Segers, Ph.D. (53).  Dr. Segers has served on our Board of Directors since June 2007, when he was also named President and Chief Operating Officer of the Company. Dr. Segers joined the Company in July of 1997 as a Senior Research Scientist and was promoted to Manager of Programs in October of 1998.  In September of 2000, he was promoted to General Manager and in February of 2001 was named Vice President and General Manager.  Before joining OI, Dr. Segers was Supervisor of Applied Physical Chemistry in the Physical Chemistry Group at Southern Research Institute in Birmingham, AL.  Dr. Segers holds a Ph.D. in Chemistry from North Carolina State University.

Leo B. Womack (66).  Mr. Womack has served on our Board of Directors since May 2006.  Mr. Womack has been the President and Director of Gulf Equities Realty Advisors, Inc., a diversified real estate portfolio management company since 1986.  He also served as the Chairman and Chief Financial Officer of Fairway Medical Technologies, Inc., a medical device commercialization and manufacturing company and a portfolio company of the Baylor College of Medicine Venture Fund since 1996.  From 1969 to 1978, Mr. Womack was the managing partner of a local and later national certified public accounting firm.  He also serves on the Board of Directors of Shumate Industries, Inc. (OTCBB: SHMT).  Mr. Womack is licensed as a certified public accountant, a real estate broker, and as a securities broker.

Executive Officers

Name	Age	Current Position
J. Bruce Lancaster	53	Chief Executive Officer,
		Chief Financial Officer, and Director

Donald P. Segers	53	President, Chief Operating Officer, and
		Director

Please see the biographical information for Mr. Lancaster and Dr. Segers above.

Relationships Among Directors or Executive Officers

There are no family relationships existing between the officers and directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and officers, and persons who own more than ten percent of the Common Stock, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of Common Stock with the Securities and Exchange Commission and Nasdaq.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all such forms that they file.  To our knowledge, based solely on our review of the copies of such reports received by us and on written representation by our directors and executive officers, no reports on Form 5 were required.  We believe that, during the fiscal year ended December 31, 2008, our executive officers and directors were in compliance with all applicable Section 16(a) filing requirements, with the exception of one late filing which was made by Mr. Womack.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, executive officers and directors, including our principal executive officer and principal financial officer.  The Code contains written standards that are reasonably designed to deter wrongdoing and includes provisions regarding ethical conduct, conflicts of interest, proper disclosure in all public communications, compliance with all applicable governmental laws, rules and regulations, and the prompt reporting of violations of the Code and accountability for adherence to the Code.  A copy of the Code is available at no charge on our web site at www.oico.com.

Committees of the Board

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities.  The committees are currently the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.  In accordance with best practice and Marketplace Rules of the Nasdaq Stock Market, Inc., all the committees are comprised solely of independent non-employee directors.  Charters for each of the committees are available on the Company’s website at www.oico.com under the “Corporate Governance” tab.  The charter of each committee is also available in print to any shareholder who requests it.  The table below shows current membership of each of the standing Board committees:

Nominating and Corporate
Audit Committee	Compensation Committee	Governance Committee
Richard W.K. Chapman	Raymond E. Cabillot	Raymond E. Cabillot
John K.H. Linnartz	Richard W.K. Chapman*	John K.H. Linnartz*
Leo B. Womack*	John K.H. Linnartz	Leo B. Womack

* Committee Chairman

Audit Committee Financial Expert

The Board of Directors has determined that Raymond E. Cabillot, John K.H. Linnartz and Leo B. Womack each qualify as an “audit committee financial expert” as defined in the applicable rules and regulations of the Securities Exchange Act of 1934 (the “Exchange Act”), a “financially sophisticated audit committee member” as defined under Nasdaq Marketplace Rules, and are “independent” as defined in the Exchange Act.

Item 11.  Executive Compensation

The following table lists, for the year ended December 31, 2008, compensation awarded to or earned by the named executive officers in 2008.  We had no other executive officers of the Company whose compensation exceeded $100,000 during 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(3)	Bonus ($)(4)		Stock Awards ($)	Option Awards ($)(8)(9)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation earnings	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)		(e)	(f)		(g)	(h)	(i)		(j)
J. Bruce Lancaster(1)	2008	225,000	33,970	(5)	—	58,764		—	—	9,845	(11)	327,579
Chief Executive Officer & Chief Financial Officer	2007	190,639	50,000	(6)(7)	—	40,263	(10)	—	—	20,764	(12)	301,666
Donald P. Segers(2)	2008	225,000	40,124	(5)	—	38,066		—	—	6,900	(13)	310,090
President and Chief Operating Officer	2007	185,692	25,000	(7)	—	27,609		—	—	6,774	(14)	245,075

(1)	Mr. Lancaster joined the Company in January of 2007 as Vice President/Chief Financial Officer. In June 2007, he was named Chief Executive Officer and retained the title of Chief Financial Officer.
(2)	Dr. Segers was named President and Chief Operating Officer in June of 2007. He previously served as Vice President/General Manager.
(3)
Effective February 23, 2009, each of Messrs. Lancaster and Segers voluntarily agreed to a temporary 10% reduction in base salary as part of a Company-wide salary reduction.  Each will be returned to his regular base salary upon a determination by the Compensation Committee that business conditions support such a decision.

(4)
Bonus compensation is generally paid subsequent to the year indicated in the table when the results for that year are known.  Bonus amounts are included for the year in which the bonus was earned, not when it was paid.

(5)
For 2008, the Company adopted an Executive Bonus Plan which provides for the calculation of bonus compensation for Messrs. Lancaster and Segers based upon target objectives for sales growth, pretax earnings as a percentage of sales, and stock price growth, each measured on a year-over-year basis.  An adjusted figure was used to calculate Dr. Segers’ bonus to exclude certain non-operating items at the request of the CEO as approved by the Compensation Committee.

(6)	Includes a $25,000 hiring bonus paid in January of 2007.
(7)	Messrs. Lancaster and Segers each elected to receive a reduced bonus in the amount of $25,000 for the year ended 2007.
(8)
Options are granted based on the Compensation Committee’s review of the Company’s year-end performance as of December 31 and are generally granted in the year subsequent to the year in which such amounts are shown in the table.

(9)
This column shows the Financial Statement Expense under FAS 123(R) for outstanding stock option awards and includes compensation cost recognized in the financial statements with respect to awards granted in the fiscal year identified and in prior fiscal years.  These award fair values have been determined based on the assumptions set forth in the Company’s 2008 and 2009 Financial Reports (Note 9, Stock Option and Stock Purchase Plan).

(10)	Includes an option to purchase 20,000 shares of the Company’s common stock Mr. Lancaster received in January of 2007 when he joined the Company.
(11)
Includes $2,458 for personal use of a Company vehicle and a $6,900 matching contribution to Mr. Lancaster’s 401(k) Plan.  Pursuant to the Company’s 401(k) Plan, the Company matches 50% of the first 6% of base salary contributed to the Plan by an employee.  Also included is a $487 matching contribution to Mr. Lancaster’s contribution to the Company’s Employee Stock Purchase Plan.  Pursuant to the Company’s Employee Stock Purchase Plan, any employee who has worked for the Company for at least one year is eligible to receive a matching contribution from the Company equal to 15% of their contribution to the Plan.

(12)
Includes relocation expenses of $17,796 and $1,405 for personal use of a Company vehicle.  Also included is a contribution to Mr. Lancaster’s 401(k) Plan.  Prior to the commencement of 2008, the Compensation Committee annually determined a discretionary contribution to be made to the Plan, based on overall profitability.  Mr. Lancaster was a participant in the Company’s 401(k) Plan and received a portion of the Company’s contribution according to the terms of the Plan in the amount of $1,563.

(13)	Includes the Company’s contribution to Dr. Segers’ 401(k) Plan. Pursuant to the Company’s 401(k) Plan, the Company matches 50% of the first 6% of base salary contributed to the Plan by an employee.
(14)
Includes contributions to Dr. Segers’ 401(k) Plan.  Prior to the commencement of 2008, the Compensation Committee annually determined a discretionary contribution to be made to the Plan, based on overall profitability.  Dr. Segers was a participant in the Company’s 401(k) Plan and received a portion of the Company’s contribution according to the terms of the Plan in the amount of $6,774.

Narrative to Summary Compensation Table and Plan-Based Awards Table

The following narrative summarizes what we believe to be the material factors necessary to understand the information included in the table above.

J. Bruce Lancaster, our Chief Executive Officer and Chief Financial Officer, and Donald P. Segers, our President and Chief Operating Officer, are party to employment agreements with the Company.  Below is a summary description of the material terms of these employment agreements which, as such, is not complete. Complete copies of each of these employment agreements are filed as exhibits to our Current Report on Form 8-K filed June 26, 2007 with the SEC.  These agreements were amended in August 2008, and a copy of the amendments are filed as exhibits 10.3 and 10.4 to the Company’s Report on Form 10-Q for the period ending June 30, 2008.

•	Term of Each Employment Agreement. Both of our named executive officers, or NEOs, are “at will” employees and, as such, there is no set term for their employment with the Company.

•	Compensation. The employment agreements provide for the following base salaries for the executive officers for 2008 and 2009:

Executive Officer	2008 Base Salary($)	2009 Base Salary($)
J. Bruce Lancaster	225,000	225,000
Donald P. Segers	225,000	225,000

Effective February 23, 2009, each of Messrs. Lancaster and Segers voluntarily agreed to a temporary 10% reduction in pay as part of a Company-wide salary reduction.  This temporary reduction does not affect Base Salary as defined in the employment agreements and each will be returned to his regular Base Salary upon a determination by the Compensation Committee that business conditions support such a decision.

•	Participation in Compensation Plans. Each NEO is eligible to participate in the following plans:

•
Executive Compensation Plan.  Pursuant to this plan, each NEO has the opportunity to earn an annual bonus based on performance measures and annual incentive plan goals, which are established by the Compensation Committee.  The opportunity to earn a bonus under the Executive Compensation Plan is expressed as a percentage of base salary and is set each year for each NEO separately.  For 2008 and 2009, the maximum percentages of base salary for the executive officers ranges from 0% to 150%, with a target cash bonus set at 50% of base salary.

•
Stock Option Grants.  Upon entering into their respective employment agreements, the NEOs received grants of options to purchase 20,000 shares of the Company’s common stock pursuant to the 2003 Incentive Compensation Plan.  Each year, each NEO will receive an option grant to purchase up to 20,000 shares of common stock upon the achievement of a combined 50% of the maximum target objectives set by the Compensation Committee.  These option grants vest over a four-year period based on continued service.

•
Other Plans.  The NEOs and, to the extent applicable, the NEOs’ families, dependents, and beneficiaries may participate in the benefit or similar plans, policies, or programs provided to similarly situated employees under our standard employment practices as in effect from time to time.

•	Termination and Change-in-Control Payments. The employment agreements provide for the following termination payments:

•
Upon termination for any reason whatsoever, an NEO (or in case of death, his estate) is entitled to all salary and expense reimbursements due through the date of such termination and such benefits as are available pursuant to the terms of any benefit or similar plans, policies, or programs in which he was participating at the time of such termination.

•	Upon termination for death or permanent disability, an NEO (or his estate, as applicable) will be entitled to earned but unpaid bonus payments and accrued unused paid vacation.

•
Upon termination of an NEO for any reason other than death, disability, or cause, or if the NEO terminates his employment for Good Reason (as defined in the employment agreement), he will be entitled to continued salary payments for a period of one year, to continue coverage for a period of one year under Company provided health plans, and to other benefits pursuant to the employment agreement.  If we pay this salary and benefits for the one-year period, the NEO will be required to execute a general release for any claims such NEO may have against us.

•
Upon a Change-in-Control (as defined in the employment agreement) or within 12 months thereafter, each NEO will be entitled to certain change of control payments if (a) his employment is involuntarily terminated other than for cause, (b) he terminates his employment with the Company because (i) his base salary is reduced by 10% or more or his annual target bonus award or other equity compensation or benefits are materially reduced, (ii) his duties, authority, or responsibilities are materially diminished, or (iii) he is required to relocate by more than 50 miles.  If triggered, the Change-in-Control payments to the NEO will be made in a lump sum cash payment equal to two times his base salary and coverage under Company provided health plans will be continued for a period of one year.

Equity Compensation Plans

The Company maintains two equity compensation plans under which the Company may issue qualified or non-qualified stock options to employees, directors, and other key persons.  Both of these plans have been approved by our shareholders.  Options granted prior to 2003 were granted under the 1993 Incentive Compensation Plan and options granted under this plan to purchase up to 63,650 shares of our common stock remain outstanding.  Options granted in 2003 and subsequent years have been granted under the 2003 Incentive Compensation Plan.  There were no grants of options or other equity-based compensation to the executive officers under any plans during the fiscal year 2008.  The Company does not maintain any retirement or pension benefit plans for its executive officers.

Messrs. Lancaster and Segers were each eligible for an award of options under the Executive Incentive Compensation Plan for 2008; each deferred such award in light of current economic circumstances.

Outstanding Equity Awards at Fiscal Year-End 2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
J. Bruce Lancaster CEO & CFO	5,000 5,000	15,000 15,000	— —	11.42 13.70	01/21/2017 06/25/2017	—	—	—	—
Don Segers, President and COO	1,200 3,000 3,600 12,000 10,800 7,200 5,000	— — — — — 1,800 15,000	— — — — — — —	5.625 3.875 3.125 6.52 4.03 8.36 13.70	01/25/2009 02/08/2010 02/05/2011 01/29/2012 12/16/2012 01/26/2014 06/25/2017	—	—	—	—

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Raymond E. Cabillot	28,000	6,250	10,500	—	—	—	44,750
Richard W. K. Chapman	28,000	—	10,500	—	—	—	38,500
Kenneth E. Dodd(1)	17,692	6,250	—	—	—	—	23,942
J. Bruce Lancaster	—	—	—	—	—	—	—
John K.H. Linnartz	10,308	—	—	—	—	—	10,308
Robert L. Moore(1)	17,692	6,250	—	—	—	—	23,942
Donald P. Segers	—	—	—	—	—	—	—
Leo B. Womack	30,500	6,250	10,500	—	—	—	47,250

(1)	Served as a Director through May 19, 2008.

All non-employee directors receive a cash fee of $7,000 each quarter or $28,000 annually.  Beginning May 19, 2008, the Chairman of the Audit Committee receives an additional cash fee in the amount of $1,250 each quarter, or $5,000 annually.  Non-employee directors receive no additional compensation for attendance at individual Board or committee meetings.  Fees were pro-rated for directors who departed the Board before the end of the second quarter.  Employee directors receive no additional compensation for attendance at individual Board or committee meetings.  Effective February 26, 2009, each non-employee director elected to take a 10% reduction in compensation as part of a Company-wide cost reduction.

There were no options to purchase shares of the Company’s common stock granted during fiscal 2008.  The amounts reflected in the columns labeled “Stock Awards” and “Option Awards” reflect the Dollar amount recognized by the Company for financial statement reporting purposes with respect to the vesting during 2008 of restricted stock and stock options previously awarded to the named directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

We have two equity compensation plans currently in effect, each of which has been approved by our shareholders.  The following table provides information as of December 31, 2008, on these plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Employee Stock Purchase Plan	—	1	—	1	128,004

2003 Incentive Compensation Plan	123,400		$11.90		185,900

1993 Incentive Compensation Plan	63,650		$4.95		—	2

TOTAL	187,050		$9.82

(1)
Employees eligible to participate in the Employee Stock Purchase Plan may purchase shares of our stock on a regular basis through payroll deductions.  The price of the shares to the employees equals the average of the closing price of the Company’s stock as traded on the Nasdaq Stock Exchange for the last five days on which the Nasdaq is open for business during the fiscal quarter.

(2)	The 1993 Incentive Compensation Plan has expired and no new awards may be issued under this Plan.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth, as of April 27, 2009, certain information with respect to the shares of common stock beneficially owned by: (i) each person known by the Company to own beneficially five percent or more of the Common Stock, (ii) each director of the Company, (iii) each of the executive officers of the Company named above under "Executive Officers of the Registrant," and (iv) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class(2)
Executive Officers and Directors
Raymond E. Cabillot, Chairman of the Board	329,880	(3)(4)	13.98%
Richard W. K. Chapman, Director	26,000	(5)	1.10%
J. Bruce Lancaster, CEO, CFO, & Director	26,115	(6)	1.10%
John K. H. Linnartz, Director	298,210	(7)	12.66%
Donald P. Segers, President, COO, & Director	55,900	(8)	2.33%
Leo B. Womack, Director	10,000	(4)	0.42%
Directors and executive officers as a group (6 persons)	746,105	(9)	30.61%
Other 5% or Greater Shareholders
Farnam Street Partners, L.P.	312,880	(10)	13.28%
Heartland Advisors, Inc.	245,900	(11)	10.44%
Mustang Capital Advisors, L.P.	298,210	(12)	12.66%
Dimensional Fund Advisors, Inc.	194,481	(13)	8.26%

(1)
Unless otherwise noted, the Company believes all persons named in the table have sole voting and investment power with respect to shares of common stock beneficially owned by them. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial” owner of securities if he or she has or shares the power to vote or direct the voting of such securities or the power to direct the disposition of such securities. More than one person may be deemed to be a beneficial owner of the same securities.  Unless otherwise noted, the address of the persons and entities listed in the table above is c/o O.I. Corporation, 151 Graham Road, College Station, Texas 77845.

(2)
Percent of class owned is based on the number of shares outstanding plus options presently exercisable or that will become exercisable within 60 days of the date of this table by the named beneficial owners.

(3)
Includes 312,880 shares held by Farnam Street Partners, L.P.  Mr. Cabillot is the Chief Executive Officer and Chief Financial Officer of Farnam Street Capital, Inc., the general partner of Farnam Street Partners, L.P.  Mr. Cabillot disclaims beneficial ownership of the shares held by Farnam Street Partners, L.P.

(4)	Includes 4,000 shares subject to options currently exercisable or exercisable within 60 days after the date hereof.
(5)	Includes 6,000 shares subject to options currently exercisable or exercisable within 60 days after the date hereof.
(6)	Includes 20,000 shares subject to options currently exercisable or exercisable within 60 days after the date hereof.
(7)	Includes 298,210 shares held by Mustang Capital Advisors, L.P. Mr. Linnartz is the Managing Member of Mustang Capital Management, LLC, the general partner of Mustang Capital Advisors, L.P.

(8)	Includes 48,400 shares subject to options currently exercisable or exercisable within 60 days after the date hereof.
(9)	Includes 82,400 shares subject to options.
(10)
Based on a Form 13D/A filed by Farnam Street Partners, L.P. with the SEC on April 16, 2009.  The mailing address of Farnam Street Partners, L.P. is 3033 Excelsior Blvd., Suite 300, Minneapolis, MN 55416.

(11)
Based on a Schedule 13G/A filed by Heartland Advisors, Inc. with the SEC on February 11, 2009. Heartland Advisors, Inc. has shared dispositive power as to all 245,900 shares.  All shares are held in investment advisory accounts of Heartland Advisors, Inc.  As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities.  The interest of one such account, Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company, relates to more than 5% of the class.  The mailing address of Heartland Advisors, Inc., is 789 North Water Street, Milwaukee, WI  53202.

(12)	Based on a Schedule 13D/A filed by Mustang Capital Advisors, L.P. with the SEC on April 15, 2009. The mailing address of Mustang Capital Advisors, L.P. is 1506 McDuffie Street, Houston, TX 77019.
(13)
Based on a Schedule 13G/A filed by Dimensional Fund Advisors, Inc. with the SEC on February 9, 2009. Dimensional Fund Advisors LP furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Issuer that are owned by the Funds and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds.  Dimensional disclaims beneficial ownership of such securities.  The mailing address of Dimensional Fund Advisors, Inc., is Palisades West, Building One, 6300 Bee Caves Road, Austin, TX 78746.

 Item 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Other than the employment agreements between the Company and J. Bruce Lancaster and Donald P. Segers that are described under “Narrative to Summary Compensation Table” above, we are not aware of any transactions since the beginning of 2008 or any currently proposed transaction between us or our subsidiaries and any member of the Board of Directors, any of our executive officers, any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and in which any of the foregoing persons had, or will have, a direct or indirect material interest.

Director Independence

The Board of Directors has affirmatively determined that each of Raymond E. Cabillot, Richard W.K. Chapman, John K.H. Linnartz, and Leo B. Womack is an “independent director” as such term is defined in Nasdaq Marketplace Rule 4200(a)(15).  The Board of Directors has also affirmatively determined that each member of each committee of the Board of Directors satisfies the independence requirements applicable to committees as prescribed by the Nasdaq Marketplace Rules and the rules and regulations of the SEC.  Messrs. Lancaster and Segers are not “independent directors” because they are executive officers of the Company.

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities.  The committees are currently the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.  In accordance with best practice and Marketplace Rules of the Nasdaq Stock Market, Inc., all the committees are comprised solely of independent non-employee directors.  Charters for each of the committees are available on the Company’s website at www.oico.com under the “Corporate Governance” tab.

Item 14.  Principal Accountant Fees and Services

The following table shows the fees paid by us for the audit and other services for fiscal years 2007 and 2008.

	MCGLADREY & PULLEN, LLP			GRANT THORNTON, LLP
	2008		2007(1)	2007(1)
Audit fees	$161,170	(2)	$136,218	$63,211
Audit-related fees	$395		$250	$-0-
Tax fees	$-0-		$-0-	$-0-
All other fees	$-0-		$-0-	$110,474	(3)
TOTAL	$161,565		$136,468	$173,685

(1)	Grant Thornton, LLP provided services for the first quarter of 2007 and McGladrey & Pullen, LLP provided services for the second, third, and fourth quarters including the year end audit.
(2)	Includes $10,616 for 2007 Audit Fees billed in excess of the original 2007 estimate.
(3)	Fees incurred by Grant Thornton, LLP in connection with the Company’s 2007 stock option investigation.

“Audit Fees” consist of fees incurred for professional services rendered for the audit of our consolidated financial statements, review of our interim consolidated financial statements included in quarterly reports, and professional services that are normally provided in connection with statutory and regulatory filings.

“Tax Fees” consist of professional service billings for tax compliance, advice and planning.

The Audit Committee has established a pre-approval policy whereby, upon receiving management requests to perform additional audit-related or tax services not contemplated in the original independent auditors’ proposal or not previously approved by the Audit Committee, the Audit Committee Chairman may approve the performance of such services in between meetings of the Audit Committee, when the independent auditor contacts the Audit Committee Chairman seeking such approval.  If the Audit Committee Chairman is not available, then with all of the other members of the Audit Committee in agreement, they may approve the request of the independent auditors for authorization.

PART IV

Item 15.  Exhibits and Financial Statements Schedules

The following exhibits are filed with this report.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O. I. CORPORATION

/s/ J. Bruce Lancaster
Date:	April 29, 2009	By:	J. Bruce Lancaster
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

*	Chief Executive Officer and Chief Financial Officer	April 29, 2009
J. Bruce Lancaster	(Principal Executive and Principal Financial Officer)

*	Chairman of the Board	April 29, 2009
Raymond E. Cabillot

*	Director	April 29, 2009
Richard W.K. Chapman

*	Director	April 29, 2009
John K.H. Linnartz

*	President, Chief Operating Officer, and Director	April 29, 2009
Donald P. Segers

*	Director	April 29, 2009
Leo B. Womack

*By Power of Attorney