Form 10-Q
period 2009-03-31
OI CORP
filed 2009-05-15
CIK 73773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒              Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No ☑

As of May 8, 2009, there were 2,355,214 shares of the issuer’s common stock, $.10 par value, outstanding.

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

Please see “Part I, Item 1A—Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2008, as well as Part II, Item IA—“Risk Factors” of this quarterly report on Form 10-Q, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

O.I. CORPORATION
and SUBSIDIARY

Condensed Consolidated Balance Sheets
(In Thousands, Except Par Value)

	March 31,
	2009	December 31,
	(Unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$3,551	$3,134
Accounts receivable, trade, net of allowance for
doubtful accounts of $295 and $299, respectively	4,372	6,195
Investments at market	200	300
Inventories, net	5,800	5,754
Current deferred income tax assets	825	825
Other current assets	720	729
Total current assets	15,468	16,937

Property, plant and equipment, net	3,059	3,159
Long-term deferred income tax assets	657	657
Intangible assets, net	487	462
Other assets	355	389
Total assets	$20,026	$21,604

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$1,327	$1,516
Accrued compensation and other related expenses	1,051	1,281
Accrued liabilities	247	846
Total current liabilities	2,625	3,643

Uncertain tax positions-Long term liabilities	27	27

Commitments and contingencies

Stockholders' equity:
Common stock, $.10 par value, 10,000 shares
authorized, 4,103 shares issued, 2,351 and 2,349
shares outstanding, respectively	410	410
Additional paid-in capital	5,440	5,402
Treasury stock, 1,752 and 1,754 shares, respectively, at cost	(13,180)	(13,195)
Retained earnings	24,704	25,317
Total stockholders' equity	17,374	17,934
Total liabilities and stockholders' equity	$20,026	$21,604

See Notes to Unaudited Condensed Consoldiated Financial Statements.

O.I. Corporation
and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(In Thousands, Except Per $ Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net revenues:
Products	$3,832	$6,407
Services	789	920
	4,621	7,327

Cost of revenues:
Products	2,068	3,281
Services	382	599
	2,450	3,880

Gross profit	2,171	3,447

Selling, general and administrative expenses	1,977	2,299
Research and development expenses	946	908
Operating (loss) income	(752)	240

Other income, net	12	80
(Loss) income before income taxes	(740)	320

(Benefit) provision for income taxes	(244)	80
Net (loss) income	$(496)	$240

Comprehensive (loss) income	$(496)	$218

(Loss) earnings per share:
Basic	$(0.21)	$0.09
Diluted	$(0.21)	$0.09

Shares used in computing (loss) earnings per share:
Basic	2,351	2,615
Diluted	2,351	2,654

Cash dividends declared per share of common stock	$0.05	$0.05

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. Corporation
and Subsidiary

Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(496)	$240
Depreciation and amortization	139	153
Stock based compensation	31	41
Change in working capital	802	(286)
Net cash flows provided by operating activities	476	148

Cash Flows from Investing Activities:
Purchase of investments	-	(2,533)
Maturity of investments	100	301
Purchase of property, plant and equipment	(35)	(26)
Proceeds from sale of property, plant and equipment	-	37
Change in other assets	(29)	(17)
Net cash flows provided by (used in) investing activities	36	(2,238)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock pursuant to exercise
of employee stock options and employee stock purchase plan	22	14
Purchase of Treasury stock	-	(132)
Payment of cash dividends on common stock	(117)	(131)
Net cash flows (used in) financing activities	(95)	(249)

Net increase (decrease) in cash and cash equivalents	417	(2,339)

Cash and cash equivalents:
Beginning of period	3,134	3,356
End of period	$3,551	$1,017

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

The Company believes that the disclosures are adequate to prevent the information from being misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

2. Inventories, Net

Inventories, net, which include material, labor and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

	March 31,	December 31,
	2009	2008

Raw materials	$5,129	$4,838
Work-in-process	107	486
Finished goods	1,140	1,084
Reserves	(576)	(654)
	$5,800	$5,754

3. Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity. The Company's components of comprehensive income (loss) are net income and unrealized gains and losses on available-for-sale investments.

4. (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Quarter Ended March 31,
	2009	2008
Numerator, (loss) earnings attributable to common stockholders	$(496)	$240
Denominator:
Basic-weighted average common shares outstanding	2,351	2,615
Dilutive effect of employee stock options	-	39
Diluted outstanding shares	2,351	2,654

Basic (loss) earnings per common share	$(0.21)	$0.09
Diluted (loss) earnings per common share	$(0.21)	$0.09

For the three months ended March 31, 2009, the Company’s potentially dilutive options of 88,000 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share was antidilutive. For the three months ended March 31, 2008, there were 98,000 anti-dilutive shares.

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

Our pre-tax compensation cost for stock-based compensation for the three months ended March 31, 2009 and 2008 was $31,000 and $41,000 ($19,000 and $25,000 after tax effects), respectively.

Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2009 and 2008, there was no excess tax benefit, respectively.

No options were granted during the three months ended March 31, 2009 or 2008.

Other Information

As of March 31, 2009, we had $203,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over 1.6 years.

We received cash from options exercised during the first three months of fiscal years 2009 and 2008 of $12,000 and $9,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The Company’s practice has been to issue shares for option exercises out of treasury stock as provided under the terms of the 2003 Incentive Compensation Plan. We believe our treasury stock holdings are sufficient to satisfy any exercises in 2009.

6. Segment Data

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

Following is the Company’s business segment information for March 31, 2009 and 2008:

		Laboratory	Air-Monitoring
		Products	Systems	Total
2009
	Revenue	$3,228	$1,393	$4,621
	Operating income (loss)	(577)	(175)	(752)
	Total Assets	16,655	3,371	20,026
	Capital Expenditures	34	1	35
	Depreciation and amortization	121	18	139
2008
	Revenue	$5,549	$1,778	$7,327
	Operating income (loss)	346	(106)	240
	Total Assets	21,008	3,902	24,910
	Capital Expenditures	25	1	26
	Depreciation and amortization	126	27	153

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

Recent Developments

During the first quarter of 2009, we felt the full impact of the global economic downturn. Our sales declined 37% in comparison to the first quarter of 2008, with bookings down across virtually all product lines and all regions. Although quotation levels were relatively strong during the quarter, many of our customers deferred purchase commitments in order to conserve cash.

In response to this slowdown in business activity, we initiated a 10% across the board pay reduction in February and began evaluating other cost saving measures. We subsequently reduced staffing by approximately 20% at our College Station facility in April, initiated a reduction in certain employee benefits, reduced Board-related expenses, and curtailed travel and entertainment expenses. Although our savings from these efforts will initially be offset by severance benefits of approximately $100,000, when they are fully in effect during the second quarter, we anticipate annualized savings of approximately $2,200,000. We believe these expense reductions will enable us to return to profitability during the second half of the year.

Our cash and investments position increased during the first quarter, despite the loss we incurred. The savings initiatives we have implemented should enable us to maintain an adequate level of liquidity to meet our operating needs during this economic slowdown.

During the first quarter, we renewed our value-added reseller agreement with Agilent, extending this contract through the end of 2009. We are pleased to continue our relationship with Agilent, the industry leader in gas chromatography (“GC”) solutions, and believe our cooperative efforts will improve future sales opportunities. Last year, we announced a strategic alliance with Picarro, Inc., to develop a solution combining our total organic compound (“TOC”) technology with Picarro’s cavity ring-down spectroscopy technology. This novel technology won a prestigious new product innovation award in March and should enable us to pursue new market segments such as the analysis of food origin and adulteration, and ecosystem studies.

We began producing prototype, beta versions of our new process TOC and miniaturized mass spectrometer products during the first quarter and will conduct field tests of these new products during the second quarter. This represents the final stage in developing these products for market release.

While we do not know how long the global economic downturn will last, we believe that our financial strength and lower cost structure will enable us to weather this short term decline as we work to achieve longer term sales growth through our new products and strategic alliances.

Results of Operations

Revenues

	Three Months Ended
	March 31,				Increase
(dollars in 000’s)	2009	% of Rev.	2008	% of Rev.	(Decrease)
Sales by Segment:
Laboratory Products	$3,228	69.9%	$5,549	75.7%	$(2,321)
Air-Monitoring Systems	1,393	30.1%	1,778	24.3%	(385)
Total	$4,621	100.0%	$7,327	100.0%	$(2,706)

Our total revenue declined $2,706,000, or 36.9%, for the three months ended March 31, 2009 compared to the first quarter of 2008.   Laboratory Products segment sales decreased 41.8% in the first quarter, while sales in the Air-Monitoring Systems segment declined 21.7%.

The slowdown in Laboratory Products sales was most pronounced in the domestic market where sales declined 48%, with sales of GC products experiencing the largest decline.  Domestic sales of our TOC product line also declined substantially from last year, though we experienced some growth in sales of Automated Chemistry Analyzers (“ACA”) in the first quarter and anticipate future opportunities due to the recent regulatory approval for a new cyanide-analysis method using our ACA products.

Internationally, the decline in Laboratory Product sales was less severe, with revenues down 38%, due largely to improved sales of GC products in Latin America.  While we experienced small pockets of success in certain regions, in general sales of more expensive equipment such as configured systems, sample introduction products and TOC’s declined as customers deferred purchase commitments due to the difficult economy.  We are increasing our efforts to sell Laboratory Products into the governmental and educational markets where funds are more readily available.  However, our backlog remains low and it is difficult to project the success of these efforts in the near term.

Sales in the Air-Monitoring Systems segment declined during the first quarter of 2009 compared to the same period in 2008 because of a diminished backlog at the end of  2008.  Our sales in this segment generally involve products and services provided in connection with U.S. governmental projects.  As a result, the sales process is longer in duration than the sales process in our Lab Products segment.  The federal government did not complete its budget at the end of 2008 and governmental activity was slowed by uncertainty surrounding the transition in administration.  We historically experience improved bookings in this segment during the second quarter and anticipate this trend to continue in the current year.

Gross Profit

	Three Months Ended March 31,
	2009		2008
(dollars in 000’s)	$	%	$	%

Gross Profit by Segment:
Laboratory Products	$1,425	44.1%	$2,504	45.1%
Air-Monitoring Systems	746	53.6%	943	53.0%
Total	$2,171	47.0%	$3,447	47.0%

Our overall gross profit for the three months ended March 31, 2009 decreased $1,276,000, or 37.0%, compared to the first quarter of 2008 because of lower sales.  On a percentage of sales basis, our overall margins were unchanged in first quarter 2009.  Margins in our Laboratory Products segment were down 1.0% because of unfavorable manufacturing variances associated with our decreased production levels, while margins in our Air-Monitoring Systems segment increased slightly.

Operating Expenses

	Three Months Ended March 31,
	2009		2008
(dollars in 000’s)	$	% of Rev.	$	% of Rev.
SG&A Expenses by Segment:
Laboratory Products	$1,467	45.4%	$1,689	30.4%
Air-Monitoring Systems	510	36.6%	610	34.3%
Total	$1,977	42.8%	$2,299	31.4%

R&D Expenses by Segment:
Laboratory Products	$535	16.6%	$469	8.5%
Air-Monitoring Systems	411	29.5%	439	24.7%
Total	$946	20.5%	$908	12.4%

Total selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2009 decreased $322,000, or 14.0%, compared to the same period of the prior year.  The decline in Laboratory Products SG&A expenses was attributable to decreased sales commissions, lower wage-related expenses and reduced Board-related expenses.  SG&A expenses in the Air-Monitoring Systems segment were down because of lower wage related expenses and reduced legal fees.  Our recent cost savings measures were minimally reflected in these first quarter results.  We anticipate a further reduction in SG&A expenses during the second quarter, and significantly lower SG&A expenses in subsequent quarters when these cost savings measures are fully in effect.

Total research and development ("R&D") expenses for the three months ended March 31, 2009 increased by $38,000, or 4.2%, compared to the first quarter of 2008.  This increase resulted from higher R&D expenses in our Laboratory Products segment, which was primarily attributable to decreased billings under our U.S. Army contract.  Lower contract billings resulted in an increased allocation of R&D resources for product development activities.  R&D expenses for the Air-Monitoring Systems segment declined because of lower wage related and consulting expenses.   Our cost control measures in the Laboratory Products segment should result in lower R&D expenses in future quarters.

Operating Income (Loss)

	Three Months Ended March 31,
	2009		2008
(dollars in 000’s)	$	% of Rev.	$	% of Rev.
Operating (Loss) Income by Segment
Laboratory Products	$(577)	-17.9%	$346	6.2%
Air-Monitoring Systems	(175)	-12.6%	(106)	-6.0%
Total	$(752)	-16.3%	$240	3.3%

For the three months ended March 31, 2009, we generated a total operating loss of $752,000, or (16.3%) of revenues compared to operating income of $240,000 in the first quarter of 2008.  The loss in the first quarter of 2009 resulted from lower sales activity in both segments.

Other Income, Net

Other income totaled $12,000 for the three months ended March 31, 2009, compared to $80,000 in 2008.  Due to our return of value to shareholders through stock repurchases in 2008 and last year’s loss on our investment holdings in preferred stock and corporate bonds, our cash available to invest in 2009 was down compared to 2008.  Because of lower interest rates on investments and reduced cash to invest, our other income declined in 2009.

Provision (Benefit) for Income Taxes

Our benefit for income taxes totaled $244,000 during the first quarter of 2009, an effective rate of 33% based on our estimated tax rate after taking into consideration applicable tax credits such as the R&D tax credit and the Domestic Production Activity Deduction.  In the first quarter of 2008, we recorded a tax provision of $80,000, which reflected a 25% estimated tax rate.

Liquidity and Capital Resources

Net cash flow provided by operating activities for the quarter ended March 31, 2009 totaled $476,000 compared to $148,000 during the comparable period of 2008.  Despite our loss for the quarter, we generated positive cash flow from operations because of reduced working capital, which resulted primarily from collections on our accounts receivable.  The combination of lower sales and positive collections caused our accounts receivable to decline by $1,823,000.  This positive cash flow was partially offset by decreases in our current liabilities, the most significant of which occurred in our accrued liabilities and was largely attributable to reduced income taxes payable.

Net cash flow provided by investing activities totaled $36,000 for the three months ended March 31, 2009, compared to a $2,238,000 use of cash in the first quarter of 2008.  Last year’s use of cash resulted primarily from investment purchases such as commercial paper and bank certificates of deposit as we invested excess cash on hand.  Our net investment activity was minimal during the first quarter of 2009.  We kept purchases of property, plant and equipment to a minimum in both periods.   As of March 31, 2009, we had no material commitments for the purchase of property, plant and equipment outstanding.

Net cash flow used in financing activities for the three months ended March 31, 2009 totaled $95,000, compared to $249,000 in 2008.  During the first quarter of 2008, we purchased approximately 12,000 shares of our common stock on the open market, while in 2009 we had no stock purchases.  Our cash dividends declined slightly in 2009 compared to 2008 because we had fewer shares of common stock outstanding.  Over the course of the year, we repurchased 284,569 shares of our common stock in 2008 as part of our effort to return value to our shareholders.

Cash, cash equivalents and short-term investments totaled $3,751,000 as of March 31, 2009, compared to $3,434,000 as of December 31, 2008.  We believe our liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and R&D requirements for the short term.  As the economy improves, we anticipate that cash flows from operations will generate sufficient cash flow to meet our long term liquidity needs. As of March 31, 2009, we had no borrowings under our $6,000,000 revolving line of credit.  Availability under this agreement may be limited by our eligible collateral value, which we have not calculated because we have no borrowings.  With the significant decline we have experienced in our accounts receivable, we believe our availability under the revolving line of credit is substantially less than $6,000,000.  We were not in compliance with our loan covenants as of March 31, 2009, but received a loan covenant waiver from the bank.

Because interest rates are historically low, we have established an investment committee consisting of two independent directors and our CEO/CFO to evaluate alternative investment options for excess funds to improve our returns.  These investments may include less than investment grade bonds or other securities that the committee feels are likely to increase in value and/or provide a higher interest return.  Though we have not currently invested in any such instruments, future investments made by the Investment Committee could subject us to a higher risk of loss than our current insured or government backed investments.

Our Board of Directors declared a cash dividend on February 2, 2009 of $0.05 per common share payable on February 27, 2009 to shareholders of record at the close of business on February 12, 2009. The quarterly dividend was declared in connection with the Board's decision in 2006 to establish an annual cash dividend of $0.20 per share, payable at $0.05 per quarter. The payment of future cash dividends under the policy is subject to the approval of our Board of Directors.

Critical Accounting Policies

Please reference Part II-Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the period from January 1, 2009 to March 31, 2009, an evaluation under the supervision and with the participation of management, including the Chief Executive Officer/CFO (our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures was conducted.  Based on that evaluation, the Chief Executive Officer/CFO has concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.

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

Part II- Other Information

Item 1. Legal Proceedings

In the normal course of our business, we are subject to legal proceedings brought against us.  There have been no material developments to the legal proceedings described in Part I, Item 3, "Legal Proceedings" in our Annual Report on Form 10-K for the year-ended December 31, 2008, and there are no new reportable legal proceedings for the quarter ended March 31, 2009.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

The terms of our Value Added Reseller Program Agreement with Agilent Technologies, Inc., filed as Exhibit 10.1 to our Form 10-Q filed with the Securities and Exchange Commission on August 11, 2008, have been subsequently modified in part by two amendments which are being filed as Exhibits 10.1 and 10.2 hereto.  The amendments renew the Agreement through December 31, 2009, establish new sales volume targets for OI, provide for volume-based discount on eligible products, and provide additional procedural clarification.

Item 6. Exhibits

10.1*	Amendment No. 1 to the Value Added Reseller Program Agreement AHA47 By and Between Agilent Technologies, Inc. and O.I. Corporation dated September 5, 2008

10.2*	Amendment No. 2 to the Value Added Reseller Program Agreement AHA47 By and Between Agilent Technologies, Inc. and O.I. Corporation dated January 6, 2009. (Confidential Treatment Requested)

31*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O. I. CORPORATION
(Registrant)

Date:	May 15, 2009	BY: /s/ J. Bruce Lancaster
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

10.1*	Amendment No. 1 to the Value Added Reseller Program Agreement AHA47 By and Between Agilent Technologies, Inc. and O.I. Corporation dated September 5, 2008.

10.2*	Amendment No. 2 to the Value Added Reseller Program Agreement AHA47 By and Between Agilent Technologies, Inc. and O.I. Corporation dated January 6, 2009. (Confidential Treatment Requested)

31*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith