Form 10-Q
period 2009-06-30
OI CORP
filed 2009-08-11
CIK 73773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to_________

Commission File Number: 0-6511

O. I. CORPORATION
(Exact name of registrant as specified in its charter)

OKLAHOMA	73-0728053
State of Incorporation	I.R.S. Employer Identification No.

P.O. Box 9010	77842-9010
151 Graham Road	(Zip Code)
College Station, Texas
(Address of Principal Executive Offices)

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

As of August 1, 2009, there were 2,355,223 shares of the issuer’s common stock, $.10 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

O.I. Corporation
and Subsidiary

Condensed Consolidated Balance Sheets
(In Thousands, Except Par Value)

	June 30,
	2009	December 31,
Assets	(Unaudited)	2008
Current assets:
Cash and cash equivalents	$3,654	$3,134
Accounts receivable, trade, net of allowance for
doubtful accounts of $277 and $299, respectively	4,327	6,195
Investments at market	103	300
Inventories, net	5,568	5,754
Current deferred income tax assets	825	825
Other current assets	737	729
Total current assets	15,214	16,937

Property, plant, and equipment ,net	2,934	3,159
Long-term deferred income tax assets	657	657
Intangible assets, net	508	462
Other assets	331	389
Total assets	$19,644	$21,604

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$976	$1,516
Accrued compensation and other related expenses	1,001	1,281
Accrued liabilities	320	846
Total current liabilities	2,297	3,643

Uncertain tax positions-Long term liabilities	27	27

Commitments and contingencies

Stockholders' equity:
Common stock, $.10 par value, 10,000 shares
authorized, 4,103 shares issued, 2,355 and 2,349 outstanding, respectively	410	410
Additional paid-in capital	5,478	5,402
Treasury stock, 1,748 and 1,754 shares, respectively, at cost	(13,167)	(13,195)
Retained earnings	24,599	25,317
Total stockholders' equity	17,320	17,934
Total liabilities and stockholders' equity	$19,644	$21,604

See Notes to Unaudited Condensed Consoldiated Financial Statements.

O.I. Corporation
and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Per $ Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues:
Products	$4,070	$7,186	$7,901	$13,593
Services	806	858	1,596	1,778
	4,876	8,044	9,497	15,371

Cost of revenues:
Products	2,211	3,736	4,280	7,093
Services	293	419	674	942
	2,504	4,155	4,954	8,035

Gross profit	2,372	3,889	4,543	7,336

Selling, general and administrative expenses	1,629	2,462	3,605	4,761
Research and development expenses	746	957	1,692	1,865
Operating (loss) income	(3)	470	(754)	710

Other income (loss), net	16	(216)	27	(136)
Income (loss) before income taxes	13	254	(727)	574

Provision (benefit) for income taxes	-	63	(244)	143
Net income (loss)	$13	$191	$(483)	$431

Other comprehensive income, net of tax,
Unrealized gains on investments	$-	$169	$-	$147
Comprehensive income (loss)	$13	$360	$(483)	$578

Earnings (loss) per share:
Basic	$0.01	$0.07	$(0.21)	$0.16
Diluted	$0.01	$0.07	$(0.21)	$0.16

Shares used in computing earnings (loss) per share:
Basic	2,354	2,611	2,353	2,613
Diluted	2,369	2,647	2,353	2,648

Cash dividends declared per share of common stock	$0.05	$0.05	$0.10	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. Corporation
and Subsidiary

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) / income	$(483)	$431
Depreciation and amortization	271	285
Stock based compensation	60	81
Loss on securities including amortization of discounts	-	353
Change in working capital	755	(801)
Net cash flows provided by operating activities	603	349

Cash Flows from Investing Activities:
Purchase of investments	-	(2,881)
Sales and maturity of investments	197	3,917
Purchase of property, plant and equipment	(37)	(180)
Proceeds from sale of property, plant and equipment	4	37
Change in other assets	(55)	(44)
Net cash flows provided by investing activities	109	849

Cash Flows from Financing Activities:
Proceeds from issuance of common stock pursuant to exercise
of employee stock options and employee stock purchase plan	43	52
Purchase of Treasury stock	-	(267)
Payment of cash dividends on common stock	(235)	(261)
Net cash flows used in financing activities	(192)	(476)

Net increase in cash and cash equivalents	520	722

Cash and cash equivalents:
Beginning of period	3,134	3,356
End of period	$3,654	$4,078

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

2. Inventories, net.

Inventories, net, which include material, labor, and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$4,878	$4,838
Work-in-process	152	486
Finished goods	1,110	1,084
Reserves	(572)	(654)
	$5,568	$5,754

3. Comprehensive Income/(Loss).

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity. The Company's components of comprehensive income (loss) are net income (loss) and unrealized gains and losses on available-for-sale investments.

4. Earnings (loss) Per Share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Numerator, earnings (loss) attributable to common stockholders	$13	$191	$(483)	$431
Denominator:
Basic-weighted average common shares outstanding	2,354	2,611	2,353	2,613
Dilutive effect of employee stock options	15	36	-	35
Diluted outstanding shares	2,369	2,647	2,353	2,648

Basic earnings (loss) per common share	$0.01	$0.07	$(0.21)	$0.16
Diluted earnings (loss) per common share	$0.01	$0.07	$(0.21)	$0.16

For the three months ended June 30, 2009, 107,550 shares were not in-the-money and were thus anti-dilutive.  These shares were not used in the calculation of diluted earnings per share for the second quarter of 2009.  For the six months ended June 30, 2009, the Company’s potentially dilutive options of 107,550 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share was anti-dilutive.  For the three and six months ended June 30, 2008, there were 69,500 and 89,500 anti-dilutive shares, respectively.

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

Our pre-tax compensation cost for stock-based compensation for the three months ended June 30, 2009 and 2008 was $29,000 and $40,000 ($17,000 and $24,000 after tax effects), respectively.  Our pre-tax compensation cost for stock-based compensation was $60,000 and $81,000 ($36,000 and $48,000 after tax effects) for the six months ended June 30, 2009 and 2008, respectively.

Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.  There was no excess tax benefit for the six months ended June 30, 2009 or 2008.

No options were granted during the six months ended June 30, 2009 or 2008.

Other information

As of June 30, 2009, we had $172,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a 1.6 year period.

We received cash from options exercised during the first six months of fiscal years 2009 and 2008 of $14,000 and $35,000, respectively.  The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The Company’s practice has been to issue shares for option exercises out of treasury stock as provided under the terms of the 2003 Incentive Compensation Plan. We believe our treasury stock holdings are sufficient to satisfy any exercises in 2009.

6. Segment Data

The Company categorizes its operations into two business segments: Laboratory Products and Air-Monitoring Systems.  Operations in these segments include designing, manufacturing, marketing and selling analytical instruments.  In the Laboratory Products segment, the Company provides products generally used to ensure regulatory compliance with environmental requirements for water.  Analytical instruments sold in the Air-Monitoring Systems segment are used for trace-level detection of airborne gaseous chemical-warfare agents.

Following is the Company’s business segment information for June 30, 2009 and 2008:

		Laboratory	Air-Monitoring
		Products	Systems	Total
2009
	2nd Quarter Revenue	$3,684	$1,192	$4,876
	Year to Date Revenue	6,911	2,586	9,497
	2nd Quarter Operating income (loss)	21	(24)	(3)
	Year to Date Operating income (loss)	(555)	(199)	(754)
	Total Assets	16,093	3,551	19,644
	Capital Expenditures	36	1	37
	Depreciation and amortization	236	35	271

2008
	2nd Quarter Revenue	$6,040	$2,004	$8,044
	Year to Date Revenue	11,590	3,781	15,371
	2nd Quarter Operating income (loss)	320	150	470
	Year to Date Operating income (loss)	664	46	710
	Total Assets	21,248	4,073	25,321
	Capital Expenditures	172	8	180
	Depreciation and amortization	236	49	285

7. Subsequent Events

The Company has performed an evaluation of subsequent events through August 11, 2009, which is the date the financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto.  This discussion also contains forward-looking statements.  Please see the “Caution Regarding Forward-Looking Information; Risk Factors” above.

COMPANY OVERVIEW

O.I. Corporation, referred to as “the Company,” “OI,” “we,” “our” or “us”, was organized in 1963 in accordance with the Business Corporation Act of the State of Oklahoma as Clinical Development Corporation, a builder of medical and research laboratories.  In 1969, we moved from Oklahoma City, Oklahoma to College Station, Texas and changed our name to Oceanography International Corporation.  To better reflect current business operations, we again changed our name to O.I. Corporation in July 1980, and in January 1989 we began doing business as OI Analytical.

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

RECENT DEVELOPMENTS

We continued to feel the effects of the global economic downturn during the second quarter of 2009 as our sales declined 39% in comparison to the second quarter of 2008.  Despite continued slow sales, we generated a small profit in the second quarter of 2009, primarily due to cost savings measures implemented during the first and second quarters.

The staff reduction and other cost cutting initiatives we instituted this year significantly lowered our cost structure.  In comparison to the first quarter of 2009, our SG&A expenses declined 18% and R&D expenses declined 21% during the second quarter.  A number of these reductions occurred during the quarter, and their impact is not fully reflected in our second quarter results.  In addition, we incurred severance costs of approximately $100,000 during the second quarter.

Although our sales continued to be weak during the second quarter, sales in the Laboratory Products segment increased by 14% in comparison to the first quarter of 2009.  We believe economic conditions have stabilized in this segment and anticipate slight growth over the balance of the year.  In our Air Monitoring segment, we believe sales will increase as we approach the end of the U.S. Government’s fiscal year, which historically results in higher bookings.  In addition, we expect to receive significant orders for MINICAMS® systems during the second half of 2009 in connection with projects that are currently underway.

In the second quarter we completed a number of prototype, beta versions of our innovative new process Total Organic Carbon analyzer and ion-CCD based miniaturized mass spectrometer.  During the second half of the year, we will incorporate changes as required from our beta testing and expect to have production-ready commercial models in place by year-end.  We believe that revenues from these new products will help to reduce our reliance on the current markets we serve and enhance future growth.

Despite the challenges of the current economy, our financial position remains strong.  At the end of the second quarter, our cash and investments totaled $3,757,000, up $323,000 from year-end, with no bank debt.  We believe that we are structured to generate positive earnings at our current level of business and are confident in our ability to produce improved results once economic conditions in our industry improve.

Results of Operations (dollars in 000’s)

Revenues

	Three Months Ended					Six Months Ended
	June 30,					June 30,
(dollars in 000’s)	2009	% of Rev.	2008	% of Rev.	Increase (Decrease)	2009	% of Rev.	2008	% of Rev.	Increase (Decrease)
Sales by Segment:
Laboratory Products	$3,684	75.6%	$6,040	75.1%	$(2,356)	$6,911	72.8%	$11,590	75.4%	$(4,679)
Air-Monitoring Systems	1,192	24.4%	2,004	24.9%	(812)	2,586	27.2%	3,781	24.6%	(1,195)
Total	$4,876	100.0%	$8,044	100.0%	$(3,168)	$9,497	100.0%	$15,371	100.0%	$(5,874)

Total revenue declined $3,168,000, or 39.4%, for the three months ended June 30, 2009 compared to the same period in 2008, with sales down substantially in both of our operating segments.

In the Laboratory Products segment, domestic product sales decreased 50% compared to the second quarter of 2008 as customers continued to conserve cash due to economic conditions.  The decline in international product sales during the second quarter was somewhat lower at 38%.  Increased sales in China and Taiwan partially offset larger declines in Europe, Latin America and the Asia Pacific region.  Service revenues remained largely unchanged from last year.  While down from last year, sales in this segment increased 14% from the first quarter, leading us to believe that economic conditions affecting this segment have stabilized.  We anticipate slight growth in the sales of these products over the balance of the year.

In the Air-Monitoring Systems segment, sales declined due to very sluggish orders from the U.S. Government for MINICAMS®.  Sales are historically weak in this segment during the second quarter but should improve over the balance of the year as we approach the end of the U.S. Government’s fiscal year.  In addition, we expect to receive significant orders for MINICAMS® systems during the second half of 2009 in connection with projects that are currently underway.

On a year to date basis, our overall revenue declined $5,874,000, or 38.2%, compared to the six months ended June 30, 2008.  Laboratory Products segment sales decreased 40.4% and Air-Monitoring Systems segment sales declined 31.6% during this period. Domestic product sales in the Laboratory Products segment declined 50% compared to the first six months of 2008, while international sales declined 38% during that same period.  International sales declined in Europe, Latin America and the Asia Pacific region but remained consistent with last year’s levels in China and Taiwan.

Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
(dollars in 000’s)	$	%	$	%	$	%	$	%
Gross Profit by Segment:
Laboratory Products	$1,614	43.8%	$2,682	44.4%	$3,039	44.0%	$5,184	44.7%
Air-Monitoring Systems	758	63.6%	1,207	60.2%	1,504	58.2%	2,152	56.9%
Total	$2,372	48.6%	$3,889	48.3%	$4,543	47.8%	$7,336	47.7%

Overall gross profit for the three months ended June 30, 2009 decreased $1,517,000, or 39.0%, compared to the second quarter of 2008 because of lower sales volume.  Margins in our Laboratory Products segment were down slightly because of unfavorable manufacturing variances associated with our decreased production levels, while margins in our Air-Monitoring Systems segment increased due to a higher composition of service revenues in the overall sales mix.

On a year to date basis, gross profit decreased $2,793,000, or 38.1%, in 2009 compared to last year because of lower sales volume.   However, gross profit margins were largely unchanged from last year.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
(dollars in 000’s)	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
SG&A Expenses by Segment:
Laboratory Products	$1,204	32.7%	$1,839	30.4%	$2,670	38.6%	$3,528	30.4%
Air-Monitoring Systems	425	35.7%	623	31.1%	935	36.2%	1,233	32.6%
Total	$1,629	33.4%	$2,462	30.6%	$3,605	38.0%	$4,761	31.0%

R&D Expenses by Segment:
Laboratory Products	$389	10.6%	$523	8.7%	$924	13.4%	$992	8.6%
Air-Monitoring Systems	357	29.9%	434	21.7%	768	29.7%	873	23.1%
Total	$746	15.3%	$957	11.9%	$1,692	17.8%	$1,865	12.1%

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2009 decreased $833,000, or 33.8%, compared to the same period of the prior year due largely to cost cutting measures we implemented in response to the economic downturn.  These cost reduction efforts lowered salary and benefit expenses, travel and entertainment, consulting fees and Board-related expenses.  In the Laboratory Products segment, SG&A expenses also declined because of lower sales commissions.  We anticipate continued lower SG&A expenses in comparison to last year as our cost savings measures remain in effect.

For the six months ended June 30, 2009, SG&A expenses decreased $1,156,000, or 24.3%, compared to the same period of the prior year.  The decline in Laboratory Products related SG&A expenses was attributable to decreased sales commissions, lower wage-related expenses, travel expenses, consulting fees, insurance costs and reduced Board-related expenses.  SG&A expenses in the Air-Monitoring Systems segment were down because of lower wage related expenses and reduced legal fees.

During the second quarter of 2009, research and development ("R&D") expenses decreased by $211,000, or 22.0%, compared to the same period of last year.  The decline in Laboratory Products related R&D expenses during the second quarter was attributable to lower expenses related to compensation, contract labor, consulting and supplies.   R&D expenses in the Air-Monitoring Systems segment were down because of lower wage-related and supplies expenses.  Our cost control measures reduced R&D expenses during the second quarter and we anticipate lower R&D expenses compared to last year in the coming quarters.

R&D expenses for the six months ended June 30, 2009 decreased by $173,000, or 9.3%, compared to the same period of the prior year.  The decline in Laboratory Products related R&D expenses during the second quarter was partially offset by higher R&D expenses in the first quarter of 2009 attributable the completion of beta units for our new process TOC analyzer.  R&D expenses in the Air-Monitoring Systems declined in both quarters compared to the same periods last year.

Operating Income (Loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
(dollars in 000’s)	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
Operating (Loss) Income by Segment
Laboratory Products	$21	0.6%	$320	5.3%	$(555)	-8.0%	$664	5.7%
Air-Monitoring Systems	(24)	-2.0%	150	7.5%	(199)	-7.7%	46	1.2%
Total	$(3)	-0.1%	$470	5.8%	$(754)	-7.9%	$710	4.6%

We essentially broke even for the second quarter of 2009, generating an operating loss of $3,000 compared to operating income of $470,000 for the three months ended June 30, 2008.  On a year to date basis, we incurred an operating loss of $754,000 compared to operating income of $710,000 during the first six months of 2008.  This decrease in earnings was primarily attributable to a large decrease in sales and gross profit, partially offset by decreases in SG&A and R&D expenses during the second quarter.

Other Income, Net

During the three months ended June 30, 2009 we recorded $16,000 of other income, compared to a loss of $216,000 in the second quarter of 2008, when we recognized a loss on our investment holdings.  Because of turbulent financial markets last year, we recorded a loss on our preferred stock and corporate bond holdings.

During the six months ended June 30, 2009 we recognized $27,000 of other income.  Due to the second quarter of 2008 investment loss noted above, we incurred a net loss in other income of $136,000 for the six months ended June 30, 2008.

Liquidity and Capital Resources

Net cash flow provided by operating activities for the six months ended June 30, 2009 totaled $603,000 compared to $349,000 during the comparable period of 2008.  Despite our year to date loss, we generated positive cash flow from operations because of reduced working capital, which resulted primarily from collections on our accounts receivable.  The combination of lower sales and positive collections caused our accounts receivable to decline by $1,868,000.  This positive cash flow was partially offset by decreases in our current liabilities; the most significant was primarily attributable to reduced income taxes payable.

Net cash flow provided by investing activities totaled $109,000 through the first six months of 2009, compared to $849,000 for the same period in 2008.  Our net investment activity was minimal in 2009, while we liquidated a substantial portion of our investment holdings in 2008.  Purchases of property, plant and equipment decreased to $37,000 in 2009, down $143,000 from last year as we continue to minimize capital equipment purchases.  We have no material commitments for capital expenditures as of June 30, 2009.

Net cash flow used in financing activities for the six months ended June 30, 2009, totaled $192,000, compared to $476,000 for the same period of the prior year.  This decrease was primarily attributable to reduced purchases of treasury stock in 2009 compared to 2008.  In addition, our purchases of treasury stock in 2008 reduced our shares outstanding, which lowered our dividend payments.  During the third quarter of 2009, we expect to reinstate purchases of our stock in the open market pursuant to the 2008 plan authorized by our Board of Directors.  We have authority to purchase approximately 37,000 additional shares under this plan and additional shares may be authorized for repurchase.

Cash, cash equivalents and short-term investments totaled $3,757,000 as of June 30, 2009, compared to $3,434,000 at the end of 2008. Despite the year to date loss we have incurred, our cash position has increased $323,000 from year-end.  We believe our cash holdings and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and R&D requirements for the short term. As the economy improves, we anticipate that cash flows from operations will generate sufficient cash flow to meet our long term liquidity needs.  In view of our current financial position and anticipated liquidity, we plan to discontinue our bank line of credit that we initiated in May of 2008.  We have made no borrowings under this line of credit and have no short term plans which are likely to require external financing.

Because interest rates are historically low, we have established an investment committee consisting of two independent directors and our CEO/CFO to evaluate alternative investment options for excess funds to improve our returns.  These investments may include less than investment grade bonds or other securities that the committee feels are likely to increase in value and/or provide a higher interest return.  Though we have not currently invested in any such instruments, future investments made by the Investment Committee could subject us to a higher risk of loss than our current insured or government-backed investments.

Our Board of Directors declared a cash dividend on May 14, 2009 of $0.05 per common share payable on May 29, 2009 to shareholders of record at the close of business on May 14, 2009. The quarterly dividend was declared in connection with the Board's decision in 2006 to establish an annual cash dividend of $0.20 per share, payable at $0.05 per quarter. The payment of future cash dividends under the policy is subject to the approval of our Board of Directors.

Critical Accounting Policies

Please reference Part II-Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.  Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the period from April 1, 2009 to June 30, 2009, an evaluation under the supervision and with the participation of management, including the Chief Executive Officer/CFO (our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures was conducted.  Based on that evaluation, the Chief Executive Officer/CFO has concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.

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

Part II- Other Information

Item 1. Legal Proceedings

In the normal course of our business, we are subject to legal proceedings brought against us.  There have been no material developments to the legal proceedings described in Part I, Item 3, "Legal Proceedings" in our Annual Report on Form 10-K for the year-ended December 31, 2008, and there are no new reportable legal proceedings for the quarter ended June 30, 2009.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On August 7, 2009, the Board of Directors amended the Company’s Employee Stock Purchase Plan to further clarify a modification implemented in 2008 regarding the calculation of the purchase price. The Plan is open to all employees, including Executive Officers.

Item 6. Exhibits

10.1*	Employee Stock Purchase Plan as amended August 7, 2009.

31*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O. I. CORPORATION
(Registrant)

Date: August 11, 2009	BY:	/s/ J. Bruce Lancaster
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

10.1*	Employee Stock Purchase Plan as amended August 7, 2009.

31*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith