Form 10-Q
period 2009-09-30
OI CORP
filed 2009-11-12
CIK 73773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]            Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [Ö] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [Ö]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ]  No [Ö]

As of November 10, 2009, there were 2,361,306 shares of the issuer’s common stock, $.10 par value, outstanding.

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

Please see “Part I, Item 1A—Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2008, for discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

O.I. Corporation
and Subsidiary

Condensed Consolidated Balance Sheets
(In Thousands, Except Par Value)
	September 30,
	2009	December 31,
Assets	(Unaudited)	2008
Current assets:
Cash and cash equivalents	$4,312	$3,134
Accounts receivable, trade, net of allowance for
doubtful accounts of $203 and $299, respectively	4,197	6,195
Investments at market	-	300
Inventories, net	5,484	5,754
Current deferred income tax assets	825	825
Other current assets	728	729
Total current assets	15,546	16,937

Property, plant, and equipment, net	2,860	3,159
Long-term deferred income tax assets	657	657
Intangible assets, net	504	462
Other assets	297	389
Total assets	$19,864	$21,604

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$992	$1,516
Accrued compensation and other related expenses	900	1,281
Accrued liabilities	504	846
Total current liabilities	2,396	3,643

Uncertain tax positions-Long term liabilities	27	27

Commitments and contingencies

Stockholders' equity:
Common stock, $.10 par value, 10,000 shares
authorized, 4,103 shares issued, 2,356 and 2,349 outstanding, respectively	410	410
Additional paid-in capital	5,503	5,402
Treasury stock, 1,747 and 1,754 shares, respectively, at cost	(13,165)	(13,195)
Retained earnings	24,693	25,317
Total stockholders' equity	17,441	17,934
Total liabilities and stockholders' equity	$19,864	$21,604

See Notes to Unaudited Condensed Consoldiated Financial Statements.

O.I. Corporation
and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Per $ Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues:
Products	$4,030	$5,755	$11,931	$19,348
Services	859	866	2,455	2,644
	4,889	6,621	14,386	21,992

Cost of revenues:
Products	2,020	2,936	6,300	10,029
Services	335	385	1,009	1,327
	2,355	3,321	7,309	11,356

Gross profit	2,534	3,300	7,077	10,636

Selling, general and administrative expenses	1,634	2,068	5,239	6,828
Research and development expenses	615	980	2,307	2,845
Operating income (loss)	285	252	(469)	963

Other income (loss), net	8	(346)	35	(482)
Income (loss) before income taxes	293	(94)	(434)	481

Provision (benefit) for income taxes	81	(236)	(163)	(92)
Net income (loss)	$212	$142	$(271)	$573

Other comprehensive income (loss), net of tax,
Unrealized gains on investments	$-	$-	$-	$147
Comprehensive income (loss)	$212	$142	$(271)	$720

Earnings per share:
Basic	$0.09	$0.06	$(0.12)	$0.22
Diluted	$0.09	$0.06	$(0.12)	$0.22

Shares used in computing earnings per share:
Basic	2,357	2,543	2,354	2,590
Diluted	2,366	2,579	2,354	2,625

Cash dividends declared per share of common stock	$0.05	$0.05	$0.15	$0.15

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. Corporation
and Subsidiary

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) / income	$(271)	$573
Depreciation and amortization	399	422
Stock based compensation	83	120
Loss on securities including amortization of discounts	-	692
Change in working capital	1,113	(856)
Net cash flows provided by operating activities	1,324	951

Cash Flows from Investing Activities:
Purchase of investments	-	(3,181)
Sales and maturity of investments	300	5,507
Purchase of property, plant and equipment	(106)	(279)
Proceeds from sale of property, plant and equipment	20	51
Change in other assets	(55)	(74)
Net cash flows provided by investing activities	159	2,024

Cash Flows from Financing Activities:
Proceeds from issuance of common stock pursuant to exercise
of employee stock options and employee stock purchase plan	55	57
Purchase of Treasury stock	(7)	(1,057)
Payment of cash dividends on common stock	(353)	(388)
Net cash flows used in financing activities	(305)	(1,388)

Net increase in cash and cash equivalents	1,178	1,587

Cash and cash equivalents:
Beginning of period	3,134	3,356
End of period	$4,312	$4,943

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. CORPORATION and SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation.

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

Inventories, net, which include material, labor, and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

	September 30,	December 31,
	2009	2008

Raw materials	$4,578	$4,838
Work-in-process	329	486
Finished goods	1,178	1,084
Reserves	(601)	(654)
	$5,484	$5,754

3.	Comprehensive Income (Loss).

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders' equity. The Company's components of comprehensive income (loss) are net income (loss) and unrealized gains and losses on available-for-sale investments.

4.	Earnings Per Share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Numerator, earnings attributable to common
stockholders	$212	$142	$(271)	$573
Denominator:
Basic-weighted average common shares
outstanding	2,357	2,543	2,354	2,590
Dilutive effect of employee stock options	9	36	-	35
Diluted outstanding shares	2,366	2,579	2,354	2,625

Basic earnings per common share	$0.09	$0.06	$(0.12)	$0.22
Diluted earnings per common share	$0.09	$0.06	$(0.12)	$0.22

For the three and nine months ended September 30, 2009, there were 118,900 and 102,000 anti-dilutive shares, respectively.  For the three and nine months ended September 30, 2008, there were 87,500 anti-dilutive shares.

5.  Stock-Based Compensation.

On January 1, 2006, we adopted the provisions of ASC 718 Compensation-Stock Compensation.  In accordance with ASC 718, our financial statements recognize expense related to our stock-based compensation awards that were granted after January 1, 2006, or that were unvested as of January 1, 2006, based on their grant-date fair value.

Our pre-tax compensation cost for stock-based compensation for the three months ended September 30, 2009 and 2008 was $23,000 and $39,000 ($14,000 and $23,000 after tax effects), respectively.  Our pre-tax compensation cost for stock-based compensation was $83,000 and $120,000 ($50,000 and $72,000 after tax effects) for the nine months ended September 30, 2009 and 2008, respectively.

ASC 718 requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.  There was no excess tax benefit for the nine months ended September 30, 2009 or 2008.

No options were granted during the nine months ended September 30, 2009 or 2008.

Other information

As of September 30, 2009, we had $149,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a 1.3-year period.

We received cash from options exercised during the first nine months of fiscal years 2009 and 2008 of $14,000 and $40,000, respectively.  The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The Company’s practice has been to issue shares for option exercises out of treasury stock as provided under the terms of the 2003 Incentive Compensation Plan.  We believe our treasury stock holdings are sufficient to satisfy any exercises of options in 2009.

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

Following is the Company’s business segment information for September 30, 2009 and 2008 (in thousands):

		Laboratory	Air-Monitoring
		Products	Systems	Total
2009
	3rd Quarter Revenue	$3,565	$1,324	$4,889
	Year to Date Revenue	10,476	3,910	14,386
	3rd Quarter Operating income	156	129	285
	Year to Date Operating (loss)	(399)	(70)	(469)
	Total Assets	16,449	3,415	19,864
	Capital Expenditures	105	1	106
	Depreciation and amortization	356	43	399

2008
	3rd Quarter Revenue	$5,273	$1,348	$6,621
	Year to Date Revenue	16,863	5,129	21,992
	3rd Quarter Operating income (loss)	374	(122)	252
	Year to Date Operating income (loss)	1,039	(76)	963
	Total Assets	20,339	3,231	23,570
	Capital Expenditures	242	37	279
	Depreciation and amortization	352	70	422

7.  Subsequent Events

The Company has performed an evaluation of subsequent events through November 12, 2009, which is the date the financial statements were issued.

8.  Income Taxes

At January 1, 2008, the Company had accrued $311,000 for unrecognized tax benefits, and $57,000 for the related interest and penalties pursuant to the adoption of ASC 740 Income Taxes.  As of September 30, 2008, the Company was no longer subject to U.S. Federal income tax examination on a portion of these uncertain tax positions and accordingly recorded a tax benefit of $285,000 during the third quarter of 2008.  This benefit was partially offset by an $88,000 valuation allowance which was provided for a portion of the capital loss carryover from the sale of securities.  Due to the reversal of the uncertain tax position, the Company also recognized a $48,000 reduction in SG&A expense from the reversal of related accrued interest and penalties.

Because of the impact of this tax benefit, the Company’s 2008 effective tax rate for the quarter and year-to-date totaled (251)% and (19)%, respectively.  Exclusive of the reversal of the uncertain tax position, the Company’s effective tax rate would have been 22%.  The 2009 effective tax rate for the quarter and year-to-date totaled 28% and 38%, respectively.  Permanent differences between book and tax records, such as credits for R&D and Domestic Production, generally cause the Company’s effective tax rate to be lower than statutory rates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto.  This discussion also contains forward-looking statements.  Please see the “Caution Regarding Forward-Looking Information; Risk Factors” above.

COMPANY OVERVIEW

O.I. Corporation, referred to as “the Company,” “OI,” “we,” “our” or “us”, was organized in 1963 in accordance with the Business Corporation Act of the State of Oklahoma as Clinical Development Corporation, a builder of medical and research laboratories.  In 1969, we moved from Oklahoma City, Oklahoma to College Station, Texas and changed our name to Oceanography International Corporation.  To better reflect current business operations, we again changed our name to O.I. Corporation in July 1980 and in January 1989 we began doing business as OI Analytical.

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

RECENT DEVELOPMENTS

Though third quarter consolidated sales continued to be weak in comparison to last year, we generated operating earnings of $285,000 for the quarter, up $33,000 from 2008, as a result of cost savings measures implemented earlier in the year.

Conditions in our Laboratory Products segment appear to be stabilizing with bookings improving.  Bookings exceeded shipments in the third quarter by 19% and our backlog is up approximately $500,000 from earlier in the year, which we believe will result in improved sales over the balance of the year.

In the Air-Monitoring Systems segment, we received a $5.7 million contract during the third quarter to provide MINICAMS® systems to Bechtel National, Inc. for installation at the Pueblo Chemical Agent-Destruction Pilot Plant under construction in Pueblo, Colorado.  We anticipate shipments under this contract to significantly impact our 2010 operations in the Air-Monitoring segment.  However, we expect our fourth quarter 2009 sales in this segment to be weak due primarily to decreased government spending for military appropriations.

We continue to make progress on several innovative new products that should improve future revenue growth.  These products include our new Model 9210 Process TOC Analyzers, our Ion-CameraTM Mass Spectrometer, and the iTOC-CRDS Isotopic Carbon Analyzer that we developed in conjunction with Picarro, Inc.  We received our first customer order for an iTOC-CRDS and a Process TOC Analyzer in October.

We are in the process of implementing a change in strategic direction under which we will begin to operate in a manner designed to emphasize cash flow.  Our long-term objective is to maximize our intrinsic business value per share of common stock.  (Intrinsic value is computed by taking all future cash flows into and out of the business and then discounting the resultant number at an appropriate interest rate.)  Thus, our financial goal is to maximize free cash flow and return on invested capital.  We regard capital allocation as immensely important to creating shareholder value.  The basic premise of our new strategy is to reinvest cash generated from our operations into investments with the objective of achieving high risk-adjusted returns.

Results of Operations (dollars in 000’s)

Revenues

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
(dollars in 000’s)	2009	% of Rev.	2008	% of Rev.	(Decrease)	2009	% of Rev.	2008	% of Rev.	(Decrease)
Sales by Segment:
Laboratory Products	$3,565	72.9%	$5,273	79.6%	$(1,708)	$10,476	72.8%	$16,863	76.7%	$(6,387)
Air-Monitoring Systems	1,324	27.1%	1,348	20.4%	(24)	3,910	27.2%	5,129	23.3%	(1,219)
Total	$4,889	100.0%	$6,621	100.0%	$(1,732)	$14,386	100.0%	$21,992	100.0%	$(7,606)

Total revenue declined $1,732,000, or 26.2%, for the three months ended September 30, 2009 compared to the same period in 2008.  Sales in the Laboratory Products segment were down 32%, while sales in the Air-Monitoring Systems segment were little changed from the prior year.

In the Laboratory Products segment, domestic product sales decreased 40% compared to the third quarter of 2008 as customers continued to conserve cash due to economic conditions.  The decline in international product sales was somewhat less severe at 26%, with all regions down compared to the same quarter in 2008.  Service revenues remained largely unchanged from last year.  Bookings exceeded shipments in the third quarter by 19% and our backlog is up approximately $500,000 from the end of the second quarter.

In the Air-Monitoring Systems segment, sales declined 1.8% compared to the third quarter of 2008 but increased in comparison to the second quarter of this year due to increased orders from the U.S. Government at the end of the government fiscal year, September 30.  During the third quarter of 2009, we received a $5.7 million contract to provide MINICAMS® systems to Bechtel National, Inc. for installation at the Pueblo Chemical Agent-Destruction Pilot Plant under construction in Pueblo, Colorado.  We anticipate shipments under this contract to significantly impact our 2010 operations in the Air-Monitoring segment, though our fourth quarter 2009 sales in this segment are likely to lag 2008 revenues due primarily to decreased government spending for military appropriations.

On a year to date basis, our overall revenue declined $7,606,000, or 34.6%, compared to the nine months ended September 30, 2008.  The bulk of this decline was attributable to the Laboratory Products segment, where we experienced a decrease in sales of 37.9%.  Domestic sales in this segment were particularly weak, down 47% from the same period of last year, as customers limited capital equipment purchases due to the uncertain economy.  International sales in the Laboratory Products segment declined 32% due to lower sales in Latin America, Europe and the Asia Pacific region, though we generated slight revenue growth in China and Taiwan.  In the Air-Monitoring Systems segment, year-to-date sales declined 23.8% compared to 2008 due to sluggish demand from the U.S. Government for MINICAMS® systems.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
(dollars in 000’s)	$	%	$	%	$	%	$	%

Gross Profit by Segment:
Laboratory Products	$1,687	47.3%	$2,509	47.6%	$4,726	45.1%	$7,693	45.6%
Air-Monitoring Systems	847	64.0%	791	58.7%	2,351	60.1%	2,943	57.4%
Total	$2,534	51.8%	$3,300	49.8%	$7,077	49.2%	$10,636	48.4%

Overall gross profit for the three months ended September 30, 2009 decreased $766,000, or 23.2%, compared to the third quarter of 2008 because of lower sales volume, while our overall gross profit margin increased 2% from last year.  Margins in our Laboratory Products segment declined slightly because of unfavorable manufacturing variances associated with our decreased production levels.  Margins in our Air-Monitoring Systems segment increased significantly due to a greater composition of certain higher margin items in the overall sales mix.

On a year to date basis, gross profit decreased $3,559,000, or 33.5%, in 2009 compared to last year because of lower sales volume.  However, gross profit margins improved 0.8% due largely to the increased percentage of Air-Monitoring segment sales relative to total sales.  Margins were up in the Air-Monitoring Systems segment but down slightly in the Laboratory Products segment as noted in the quarterly discussion.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
(dollars in 000’s)	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
SG&A Expenses by Segment:
Laboratory Products	$1,212	34.0%	$1,572	29.8%	$3,882	37.1%	$5,099	30.2%
Air-Monitoring Systems	422	31.9%	496	36.8%	1,357	34.7%	1,729	33.7%
Total	$1,634	33.4%	$2,068	31.2%	$5,239	36.4%	$6,828	31.0%

R&D Expenses by Segment:
Laboratory Products	$319	8.9%	$563	10.7%	$1,243	11.9%	$1,555	9.2%
Air-Monitoring Systems	296	22.4%	417	30.9%	1,064	27.2%	1,290	25.2%
Total	$615	12.6%	$980	14.8%	$2,307	16.0%	$2,845	12.9%

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2009 decreased $434,000, or 21.0%, compared to the same period of the prior year due largely to cost cutting measures we implemented during the first half of 2009 in response to the economic downturn.  These cost reduction efforts lowered salary and benefit expenses, travel and entertainment expenses, consulting fees and Board-related expenses.  In the Laboratory Products segment, SG&A expenses also declined because of lower sales commissions.  We anticipate continued lower SG&A expenses in comparison to last year as our cost savings measures remain in effect.

For the nine months ended September 30, 2009, SG&A expenses decreased $1,589,000, or 23.3%, compared to the same period of the prior year.  The decline in Laboratory Products related SG&A expenses was attributable to decreased: sales commissions, travel expenses, consulting fees, insurance costs, Board-related expenses, and lower wage-related expenses.  SG&A expenses in the Air-Monitoring Systems segment were down because of lower wage related expenses and reduced legal fees.

During the third quarter of 2009, research and development ("R&D") expenses decreased by $365,000, or 37.2%, compared to the same period last year.  The decline in Laboratory Products related R&D expenses during the third quarter was attributable to lower expenses related to compensation, contract labor, consulting and supplies.   R&D expenses in the Air-Monitoring Systems segment were down because of lower wage-related and supplies expenses.  Our cost control measures remain in effect and should continue to result in lower R&D expenses compared to last year in the coming quarters.

R&D expenses for the nine months ended September 30, 2009 decreased by $538,000, or 18.9%, compared to the same period of the prior year.  The decline in Laboratory Products related R&D expenses during the second and third quarters was partially offset by higher R&D expenses in the first quarter of 2009 attributable to the completion of beta units for our new Process TOC Analyzer.  R&D expenses in the Air-Monitoring Systems declined in all three quarters compared to the same periods last year.

Operating Income (Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
(dollars in 000’s)	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
Operating (Loss) Income by Segment
Laboratory Products	$156	4.4%	$374	7.1%	$(399)	-3.8%	$1,039	6.2%
Air-Monitoring Systems	129	9.7%	(122)	-9.1%	(70)	-1.8%	(76)	-1.5%
Total	$285	5.8%	$252	3.8%	$(469)	-3.3%	$963	4.4%

Operating income totaled $285,000 for the three months ended September 30, 2009, up $33,000 compared to the same period in 2008, due to lower operating expenses partially offset by lower sales.  On a year-to-date basis, we incurred an operating loss of $469,000 compared to operating income of $963,000 during the first nine months of 2008.  This decrease in earnings was primarily attributable to significantly lower sales in 2009 due to the global economic downturn.  Cost cutting measures initiated in the first and second quarters of 2009 significantly lowered SG&A and R&D expenses, partially offsetting the impact of reduced revenues.

Other Income, Net

During the three months ended September 30, 2009 we recorded $8,000 of other income, compared to a loss of $346,000 in the third quarter of 2008, when we sold all our then-outstanding preferred stock and corporate bond holdings.  As a result of this liquidation of our investment holdings last year, we recognized a loss of $409,000 during the three months ended September 30, 2008, which was partially offset by interest and dividend income.

During the nine months ended September 30, 2009 we recognized $35,000 of other income compared to a loss of $482,000 in the same period of the prior year.  Last year’s loss was primarily due to investment losses on preferred stock and corporate bond holdings partially offset by interest and dividend income.

Liquidity and Capital Resources

For the nine months ended September 30, 2009, cash flow provided by operating activities totaled $1,324,000, compared to $951,000 during the same period in 2008.  This increase in cash flow from operations, despite lower sales and profitability, was attributable to reduced working capital.  Working capital declined due to reduced accounts receivable, investment in sales-type leases, and inventory, partially offset by lower accounts payable and other current liabilities.

Cash flow provided by investing activities totaled $159,000 through the first nine months of 2009, compared to $2,024,000 in 2008.  This reduction in cash flow compared to 2008 was primarily attributable to our investment portfolio liquidation last year.  During 2009, our investment activity has been very limited with virtually no investments on hand during the year.  Purchases of property, plant and equipment decreased to $106,000 in 2009, down $173,000 from last year, as we have limited our capital expenditures to conserve cash in the current year.  We have no material commitments for capital expenditures as of September 30, 2009.

Net cash flow used in financing activities for the nine months ended September 30, 2009 totaled $305,000 and consisted primarily of dividend payments partially offset by proceeds from stock issued in connection with the exercising of stock options.  During the same period in 2008, cash used in financing activities was $1,083,000 higher than in 2009 due primarily to repurchases of common stock last year.

Cash and cash equivalents totaled $4,312,000 as of September 30, 2009, compared to $3,134,000 as of December 31, 2008.  Despite the year to date loss we have incurred, our cash position has increased $1,178,000 from year-end.  We believe our cash holdings and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and R&D requirements for the foreseeable future.  Because of certain restrictions in our bank line of credit negotiated prior to the current economic downturn, we discontinued our bank line of credit which was initiated in May 2008.  We made no borrowings under this line of credit during its existence.

We are in the process of implementing a change in strategic direction under which we will begin to operate in a manner designed to emphasize cash flow.  Our long-term objective is to maximize our intrinsic business value per share of common stock.  (Intrinsic value is computed by taking all future cash flows into and out of the business and then discounting the resultant number at an appropriate interest rate.)  Thus, our financial goal is to maximize free cash flow and return on invested capital.  We regard capital allocation as immensely important to creating shareholder value.  The basic premise of our new strategy is to reinvest cash generated from our operations into investments with the objective of achieving high risk-adjusted returns.  These investments may span a broad spectrum, including acquisitions of product lines, companies, or other assets.  In addition, due to current low interest rates, we will consider longer-term debt options to raise additional cash using some of our assets as collateral.   Our Board has established an investment committee consisting of two independent directors and our CEO/CFO who will make decisions regarding investment and other capital allocation decisions.

Our Board of Directors declared a cash dividend on July 23, 2009 of $0.05 per common share payable on August 31, 2009 to shareholders of record at the close of business on August 14, 2009.  The quarterly dividend was declared in connection with the Board's decision in 2006 to establish an annual cash dividend of $0.20 per share, payable at $0.05 per quarter. The payment of future cash dividends under the policy is subject to the approval of our Board of Directors.

Critical Accounting Policies

Please reference Part II-Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.  Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the period from July 1, 2009 to September 30, 2009, an evaluation under the supervision and with the participation of management, including the Chief Executive Officer/CFO (our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures was conducted.  Based on that evaluation, the Chief Executive Officer/CFO has concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are subject to legal proceedings brought against us.  There have been no material developments to the legal proceedings described in Part I, Item 3, "Legal Proceedings" in our Annual Report on Form 10-K for the year-ended December 31, 2008, and there are no new reportable legal proceedings for the quarter ended September 30, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Equity Securities

The following table provides information about our purchases of equity securities that are registered by us pursuant to section 12 of the Exchange Act during the quarter ended September 30, 2009.

			Total
			Number of Shares	Maximum Number of
			Purchased as	Shares that
	Total		Part of a	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
2009	Purchased	Per Share	Plan (1)	Plan (1)

July 1 - July 31	-	$-	-	37,007
August 1 - August 31	-	$-	-	37,007
September 1 - September 30	1,000	$7.08	1,000	36,007
Total	1,000		1,000

(1)   In 2008, the Board of Directors authorized a program to repurchase up to 265,000 shares of OI common stock with no specified expiration date.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on September 21, 2009, at 11:00 a.m. at O.I. Corporation headquarters, 151 Graham Road, College Station, Texas, for the purposes of considering and voting upon the following matters: (i) the election of directors to serve until the 2010 Annual Meeting or until their successors are elected or appointed; and (ii) the ratification of independent registered public accountants.

The following nominees were elected as members of the Board for the ensuing year or until their successors are elected or appointed: Raymond E. Cabillot, Richard W. K. Chapman, J. Bruce Lancaster, John K.H. Linnartz, and Donald P. Segers.

The table below shows the matters that were voted upon at the meeting, and states the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter:

Proposal No. 1 - Election of Directors	For	Withheld

Raymond E. Cabillot	1,764,125	249,536
Richard W.K. Chapman	1,764,395	249,266
J. Bruce Lancaster	2,006,979	6,682
John K.H. Linnartz	1,767,339	246,322
Donald P. Segers	2,006,979	6,682

Proposal No. 2 - Ratification of Accountants	For	Against	Abstentions

McGladrey & Pullen, LLP	1,975,961	394	37,305

Item 5.  Other Information

None.

Item 6. Exhibits

10.1*
Agreement dated August 26, 2009, as amended October 14, 2009, by and between CMS Field Products, a wholly-owned subsidiary of the Registrant, and Bechtel National, Inc. (Portions of the Exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request)

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

O. I. CORPORATION
---------------------------------
(Registrant)

Date: November 12, 2009	BY: /s/ J. Bruce Lancaster
-------------------------	------------------------------------
J. Bruce Lancaster
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE
-------------	---------------------

10.1*
Agreement dated August 26, 2009, as amended October 14, 2009, by and between CMS Field Products, a wholly-owned subsidiary of the Registrant, and Bechtel National, Inc. (Portions of the Exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request)

31*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith