Form 10-Q/A
period 2009-09-30
OI CORP
filed 2009-11-13
CIK 73773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of O.I. Corporation (the “Registrant” or the “Company”) for the quarterly period ended September 30, 2009, filed on November 12, 2009 (the “Original Filing”), is being filed solely for the purpose of providing a section entitled “Corporate Strategy” which was inadvertently omitted from Management’s Discussion and Analysis in the Original Filing.  This Amendment is limited in scope to the item identified above and should be read in conjunction with the Original Filing.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Filing.

Corporate Strategy

We are in the process of implementing a change in strategic direction under which we will begin to operate in a manner designed to emphasize cash flow.  Our long-term objective is to maximize intrinsic business value per share of the Company.  (Intrinsic value is computed by taking all future cash flows into and out of the business and then discounting the resultant number at an appropriate interest rate.)  Thus, our financial goal is to maximize free cash flow and return on invested capital.  We regard capital allocation as immensely important to creating shareholder value.  The basic premise of our new strategy is to reinvest cash generated from operations and potentially any proceeds from Company borrowings (including but not limited to margin debt, bank debt or other corporate debt) into investments with the objective of achieving high risk-adjusted returns.

We may pursue investments in the form of acquisitions (including product lines) where we believe attractive returns can be obtained. Further, we may determine under certain market conditions that available capital is best utilized to fund investments we believe offer the Company attractive return opportunities whether or not related to our ongoing business activities. These investments may include significant and highly concentrated direct investments with respect to the equity securities of public companies. Any such investments will involve risk, and stockholders should recognize that our balance sheet may change depending on the performance of investments. Furthermore, such investments could be subject to volatility that may affect both the recorded value of the investments as well as our periodic earnings.

Pursuant to a resolution of our Board of Directors, all investment and other capital allocation decisions are made for the Company by an investment committee consisting of two independent directors and our CEO/CFO.

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

O. I. CORPORATION

/s/ J. Bruce Lancaster
Date:	November 13, 2009	By:	J. Bruce Lancaster
Chief Executive Officer and
Chief Financial Officer