Form 10-K
period 2009-12-31
OI CORP
filed 2010-03-15
CIK 73773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☑

The aggregate market value, as of June 30, 2009, of the common stock (based on the average of bid and asked prices of these shares on NASDAQ) of O.I. Corporation held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant's common stock are deemed affiliates) was approximately $7,289,082.

The number of outstanding shares of the common stock as of March 3, 2010 was 2,365,111.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders
are incorporated by reference into Part III of this Form 10-K.  Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

TABLE OF CONTENTS

ii

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

Operations

We design, manufacture, sell and service products in two segments: Laboratory Products and Air Monitoring Systems.  The Laboratory Products segment may be further broken down into the following primary areas: 1) Gas Chromatograph (or “GC”) Instruments and Systems, 2) Total Organic Carbon Analyzer (or “TOC”) Systems, 3) Automated Chemistry Analyzers (or “ACA”), and 4) Other Products.  Our products in each of these areas are further described below.

Laboratory Products

Gas Chromatography Instruments and Systems   Gas chromatography is an analytical technique that separates organic compounds based on their unique physical and chemical properties.  We manufacture Purge and Trap Sample Concentrators (or “P&T”) used for sample introduction into GCs.  In addition, we manufacture a broad range of specialized GC detector devices.  We also purchase analytical instruments including GCs and GC mass spectrometers (or “GC/MS”) manufactured by GC companies.  A number of these purchases occur under our Value Added Reseller (“VAR”) agreement with Agilent Technologies, Inc.  We typically integrate GC components with GCs and GC/MS to configure customized GC analyzer systems, including volatile organic compound analyzers, sulfur and pesticide analyzers.  These systems are typically used for testing water to ensure compliance with applicable regulations, such as the US Environmental Protection Agency (or “EPA”)standards.

Total Organic Carbon Analyzer Systems   Total Organic Carbon (or “TOC”) analyzers and related accessories are used to measure organic and inorganic carbon levels in ultrapure water, drinking water, natural water, groundwater, wastewater, process waters, soils and solids.  Our TOC analyzers can be employed to comply with methods and testing required by the EPA and other world-wide regulatory agency requirements; to ensure compliance with pharmacopoeia testing standards for ultrapure water used in manufacturing pharmaceuticals; to monitor pure water used in semiconductor manufacturing and power generation; and to provide data for oceanographic research.  Customers often select TOC products based on the method of oxidation of a sample.  Our TOC analyzers oxidize samples by High Temperature Persulfate and combustion; the two most widely recognized methods in the industry.  We also produce a TOC Solids Analyzer designed to analyze samples with very high particulates and solids.  The electrochemical oxidation process we developed for NASA was launched to the International Space Station in November of 2008.  We sold our first units based on the commercial version of this technology in the fourth quarter of 2009 and are developing a distribution channel to enhance our ability sell this product into industries that require on-line, continuous monitoring of water streams, such as chemical and petro-chemical facilities as well as drinking and waste water facilities.

Automated Chemistry Analyzers   Our products in this area include Segmented Flow Analyzers (or “SFA”) and Flow Injection Analyzers (or “FIA”) such as the Flow Solution® IV, Flow Solution 3100, and Model DA-3500 Discrete Analyzer.  These instruments perform a wide range of ion analyses, including the measurement of nitrate, nitrite, phosphate, ammonia, chloride, alkalinity, and sulfate in liquids.  Our CNSolution Analyzer can perform total cyanide analysis in a number of industrial and environmental applications including cyanide testing in gold and silver mining, electroplating, metal finishing, and semiconductor operations.

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

Specific Air Monitors   Specific air monitors employ infrared (or “IR”) based analyzers to continuously monitor and detect low-level refrigerant leaks.  These monitors are used in the chiller/refrigerant industry to detect all refrigerants including CFCs (chlorofluorocarbons), HFCs (hydrofluorocarbons), and HCFCs (hydrochloro-fluorocarbons).  In addition, these monitors can be utilized to detect carbon monoxide gas in parking garage applications.

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

Sales by Location

We generally transact all sales in U.S. Dollars.  Estimated net revenues attributable to the United States, export revenues as a group, and the number of countries in which export revenues were generated, are as follows:

$ in thousands	2009	2008
Net revenues:
United States	$13,079	$20,349
Export	6,833	8,620
Total	$19,912	$28,969

% Net revenues:
United States	66%	70%
Export	34	30
Total	100%	100%

Number of countries-export	58	49

The following regions had sales in excess of 10% of net revenues: sales to the Asia-Pacific region were approximately 17% of net revenues in 2009 and 12% for 2008, and sales to the European region were approximately 14% of net revenues for both 2009 and 2008.

For additional financial information, including financial information for the last two years on total assets, please see Item 8 “Financial Statements and Supplementary Data” and the notes to the consolidated financial statements included in this annual report.

Manufacturing

We manufacture products in ISO 9001 certified facilities located in College Station, Texas, and Pelham, Alabama, a suburb of Birmingham, using similar techniques and methods at both locations.  Our manufacturing capabilities include electro-mechanical assembly, testing and integration of components and systems, as well as calibration and validation of configured systems.  Our products are generally certified pursuant to safety standards established by the European Committee for Electrotechnical Standardization (CE), and/or the Canadian Standards Association (CSA).  These agencies and others certify compliance with certain manufacturing standards.

Sales and Marketing

We market, sell, and support analytical components and systems.  In addition, we provide on-site installation and support services, distribute consumables, and provide accessories required to support the operation of our products in the field.  Domestically, we sell our products to end users through a direct sales channel, manufacturers’ representatives, and resellers; while internationally we primarily sell through distributors.  Our marketing initiatives include advertising, direct mail, seminars, trade shows, telemarketing, and promotion on our internet web site at www.oico.com.

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

Research and Development

The analytical instrumentation industry is subject to rapid changes in technology.  Our future success relies heavily on continued product enhancement.  To accomplish this objective, we seek to advance and broaden employed technologies, improve product reliability, boost product performance, augment analytical data handling, reduce product size, and cut analytical cycle time while maintaining or reducing product cost.  In addition, we actively pursue development of potential new products.  Our efforts to enhance existing products and develop new products require an extensive investment in research and development.  We expense research and development costs relating to both present and potential future products as incurred.  These expenses totaled $2,985,000 during 2009 and $3,851,000 during 2008.

Patents

We have a dynamic portfolio of intellectual property, including both domestic and international patents and patent applications pending, primarily in the fields of gas chromatography, TOC, and mass spectrometry or “MS”.  As of December 31, 2009, we own or have rights under license to 44 issued patents and 25 pending patent applications which expire between the years 2010 and 2026, compared to 41 issued patents in the prior year.  As a matter of policy, we vigorously pursue and protect our proprietary technology positions and seek patent coverage on technology developments where appropriate.  We also actively seek to license technology in fields of interest from third parties, provided such licenses are available on reasonable terms.  While we believe that all of our patents and applications have value, our future success is not dependent on any single patent, application or group of patents soon to expire.

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

Employees

As of December 31, 2009, our workforce consisted of 126 full-time employees.  To protect our proprietary information, we generally have confidentiality agreements in place with employees.  None of our employees are covered by a collective bargaining agreement.  We believe that relations between management and our employees are satisfactory.

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

Backlog of Open Orders

Our backlog of orders on December 31, 2009 was approximately $7,442,000, compared to $1,909,000 in 2008.  This $5,533,000 increase in our backlog was primarily attributable to the $5,680,000 contract with Bechtel National, Inc. for the purchase of Minicams® as announced on August 28, 2009.  We generally include in the backlog only purchase orders or production releases that have firm delivery dates in the twelve-month period following our fiscal year-end.  However, recorded backlog may not result in sales because of purchase order changes, cancellations, or other factors.  We anticipate that approximately 75% of our present backlog of orders will be shipped or completed during 2010 with the remaining 25% related to the Bechtel order scheduled to ship in the first half of 2011.

Seasonality

Demand for our products has not historically exhibited significant seasonal variation with regard to our consolidated net revenues.  However, environmental markets tend to be weaker in the first and fourth quarters of the calendar year while U.S. Federal governmental markets are often slightly stronger in the third quarter of the calendar year.

Customers

Our customers include environmental testing laboratories, various military agencies of the U.S. Government, industrial businesses, semiconductor manufacturers, engineering and consulting firms, municipalities, and chiller-refrigerant companies.  Sales to the U.S. Government accounted for approximately 24% of revenues in 2009 and 21% of revenues in 2008.  A decrease in sales to the U.S. Government could have a material adverse impact on our results of operations.  International sales accounted for approximately 34% of revenues in 2009 and 30% in 2008.

Item 1A.  Risk Factors

Current economic conditions may adversely affect our business and we do not expect these conditions to improve in the near future.

Our business is materially affected by conditions in the global economy.  The capital and credit markets worldwide have experienced extreme volatility and disruption.  Though conditions appear to be improving, we cannot predict how long this economic downturn may last.  Because of current economic conditions, capital expenditures, such as purchases of analytical instrumentation, continue to be delayed in many cases.  We cannot predict when consumer confidence in the economy may increase and when customers may resume purchases of capital equipment at normal levels.  If economic conditions worsen, we may experience a further decrease in demand for our goods and services.  In addition, some of our customers may have difficulty obtaining access to sufficient credit, which could impair their ability to make timely payments to us.  Some of our suppliers may also face issues gaining access to sufficient credit to maintain their business which could reduce the availability of some components we incorporate in our products.  To the extent such suppliers are single source suppliers, our ability to continue to manufacture and sell our products could be affected.

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
We currently operate under a Value Added Reseller (or “VAR”) agreement with Agilent, which was renewed at the end of 2009.  Our VAR agreement provides for certain sales and marketing cooperation between us and Agilent.  We can provide no assurance that Agilent will renew our VAR agreement, which is renewable annually in December, or that we will sustain current sales levels or increase sales levels in the future under the Agilent VAR agreement.  A cessation of our relationship with Agilent would place at risk a substantial part of our GC systems sales and could have a material adverse effect on our financial condition and results of operations.

Economic, political and other risks associated with international sales could adversely affect our results of operations.
Sales outside the U.S. accounted for approximately 34% of our revenues in 2009.  We expect international sales to account for a significant portion of our future revenues.  Sales to international customers are subject to a number of risks including interruption to transportation flows for delivery of finished goods to customers; changes in foreign currency exchange rates; changes in political or economic conditions in a specific country or region; trade protection measures and import or export licensing requirements; negative consequences from changes in tax laws; differing protection of intellectual property; and unexpected changes in regulatory requirements.  Unfavorable developments in these areas could have a material adverse effect on our business, results of operations, and financial position.

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

We are a small company with a strong financial position and innovative new technologies.  Our small size could make us the target of a takeover attempt by a larger company, the defense of which could cause us to incur significant legal and advisory fees and could serve as a distraction to our regular business.

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
We plan to consider a growth strategy that could potentially include strategic alliances, joint ventures, or acquisitions.  Certain business acquisitions and strategic alliances in past years have not produced profitability meeting our expectations.  Businesses we may seek to acquire in the future may also fall short of our profit objectives.  To finance potential acquisitions, we may need to raise additional funds either through public or private financing.  We may have difficulty in obtaining debt financing on terms we find attractive, while equity financing can result in significant dilution to our shareholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own a facility with space of approximately 68,650 sq. ft. located on 10.86 acres of land in College Station, Texas, and have good title, free of any encumbrances.  We lease approximately 20,000 sq. ft. of office, engineering, laboratory, production, and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring at the end of November 2010 with an option to extend for one additional one-year renewal period.  We also lease 500 sq. ft. of office space in Edgewood, Maryland, renewable annually in April with an option to extend for two more one-year renewal periods.  We believe that the facilities we occupy are in good condition and are suitable for our present operations and that additional space is readily available for expansion or to accommodate our operations should any of our leases not be extended.

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

Item 4.  Reserved

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information  Our common stock trades on the NASDAQ Global Market under the symbol “OICO.”  The ranges of high and low trade prices per share of our common stock for each quarterly period during fiscal 2009 and 2008 were as follows:

	2009		2008
	High	Low	High	Low

First Quarter	$10.77	$6.65	$13.95	$9.42
Second Quarter	8.25	5.20	12.65	10.27
Third Quarter	7.84	4.57	12.40	10.13
Fourth Quarter	8.81	6.55	13.27	7.17

NOTE:	The above quotations represent prices between dealers, do not include retail markup, markdown, or commission and may not necessarily represent actual transactions.

Number of Holders of Common Stock   As of March 3, 2010 there were 511 holders of record of OI common stock.

Dividends  During 2006, our Board of Directors established an annual cash dividend of $0.20 per share, payable $0.05 per quarter.  We have continued this dividend policy through 2009.  The payment of future cash dividends under the policy is subject to the continuing determination by the Board of Directors that this policy remains in the best interest of shareholders, complies with the law and does not violate any applicable agreements into which we may enter.  We may discontinue our dividend policy at any time.

In 2008 and 2009 we declared cash dividends on shares of our common stock in the amount of:

	Quarters Ended (per share)
	March 31	June 30	September 30	December 31

2009	0.05	0.05	0.05	0.05
2008	0.05	0.05	0.05	0.05

We paid a cash dividend of $0.05 per share of common stock in the first quarter of 2010 and anticipate paying a dividend in each quarter of 2010.

Issuer Repurchases of Equity Securities

There were no purchases of equity securities that are registered by us pursuant to section 12 of the Exchange Act during the quarter ended December 31, 2009.

Through four separate authorizations in May, June, August and October 2008, the Board of Directors authorized a plan to repurchase up to an additional 265,000 shares of OI common stock with no specified expiration date.  As of December 31, 2009, we may purchase up to an additional 36,007 shares pursuant to this plan.

Item 6.  Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contents

This item of the annual report on Form 10-K is divided into the following sections:

•	Executive Summary – Provides a brief overview of the year’s results and known uncertainties that management expects to have an effect on future results.

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

2009 was a difficult and challenging year for OI, as it was for most capital equipment manufacturers.  During the first quarter, we experienced an abrupt decline in customer orders and generated an operating loss.  In response to this slowdown in business activity, we implemented a number of cost-savings measures including a 20% reduction in staff at our headquarters facilities, reductions in pay, elimination of certain employee benefits, reduced Board-related expenses, and reductions in travel-related expenses.

As a result of these cost-saving measures, we reduced our 2009 combined SG&A and R&D expenses by $2,930,000 compared to the previous year.  After our loss in the first quarter, we essentially broke even in the second quarter, returning to profitability over the balance of the year as sales began to recover in our lab products segment and we benefitted from our reduced cost structure.

Despite the economic downturn, we generated positive cash flow in 2009 while continuing to pay our normal dividend to shareholders.  We ended the year with $4,614,000 in cash and investments, up $1,180,000 from 2008, and with no bank debt.

During the third quarter of 2009, we entered into a $5.7 million contract to provide MINICAMS® systems to Bechtel National, Inc. for installation at the Pueblo Chemical Agent-Destruction Pilot Plant currently under construction in Pueblo, Colorado.  We anticipate that shipments under this contract will significantly impact our 2010 operations in the Air-Monitoring segment and positively impact our overall earnings.

In 2009 we made substantial progress on several innovative new products that we believe will improve future revenue growth.  These products include our new Model 9210 Process TOC Analyzers and the iTOC-CRDS Isotopic Carbon Analyzer that we developed in conjunction with Picarro, Inc.  We received our first orders for the iTOC-CRDS and Process TOC Analyzer in the fourth quarter of 2009 and are working to expand our distribution network for these new products.

In addition, we now have a production-ready version of the Ion-CameraTM Mass Spectrometer.  We plan to carefully evaluate the market opportunities for this new product as well as the cost of planned development efforts in the months ahead in order to properly align our cash flow and revenue enhancement objectives.

Going forward, our primary emphasis will be on maximizing free cash flow and return on invested capital.  Our goal is to increase shareholder value by focusing on capital allocation.  With our lower cost structure, we feel we are well positioned to leverage improved profitability from our Laboratory Products segment should economic conditions continue to show improvement.  We also expect improved results from our Air-Monitoring segment as we make shipments under the Bechtel contract noted above.

Results of Operations

Sales by Segment $(000)	2009	2008	$ Change	% Change
Laboratory Products	14,883	21,836	(6,953)	-31.8%
Air-Monitoring Systems	5,029	7,133	(2,104)	-29.5%
Total	19,912	28,969	(9,057)	-31.3%

Net Revenues. Total net revenues for the year ended December 31, 2009 decreased $9,057,000, or 31.3%, compared to 2008.  Sales in both the Laboratory Products and the Air-Monitoring Systems segments declined approximately 30% compared to 2008 due primarily to the global economic downturn.

In the Laboratory Products segment, 2009 sales decreased 31.8% compared to 2008.  Domestic sales were hardest hit by the economic downturn and declined 40% compared to 2008, while international sales were down 21% over the same period.  Our international sales decline was largely attributable to Europe which had a 31% decrease and Latin America which had a 42% decrease.  Asian sales were virtually unchanged compared to 2008 as the economic downturn had less of an impact in this region and our reorganized sales force began to have an impact.  From a product line standpoint, our ACA product line and GC detector product line experienced the smallest decline in sales, while GC Systems had the largest decrease as customers delayed major purchases.  Our other product lines declined at essentially the same rate as overall sales.

Service revenue decreased $341,000, or 10%, during 2009 in comparison to 2008.  This decrease resulted from decreased billings under our contract with the U.S. Army.  During 2007, we were awarded a contract extending through 2009 from the U.S. Army to further refine the technology initially developed under the Wyle contract in 2006.  Revenues under the Army contract declined in the second half of 2009 as we neared completion.

The overall economy appears to be improving, and we anticipate slowly increasing sales during 2010 in the Laboratory Products segment based on sales of new products and the improving economy.  In the Air-Monitoring Systems segment, we anticipate significantly improved sales due to shipments under the Bechtel contract which should begin in the first quarter of 2010.

Gross Profit by Segment $(000)	2009	% of Sales	2008	% of Sales	$ Change
Laboratory Products	6,750	45.4%	10,030	45.9%	(3,280)
Air-Monitoring Systems	3,022	60.1%	4,237	59.4%	(1,215)
Total	9,772	49.1%	14,267	49.2%	(4,495)

Gross Profit.  Our gross profit margin decreased $4,495,000 in 2009 compared to 2008 because of lower sales.  However, as a percentage of sales, our margins were virtually unchanged as reduced warranty costs offset the impact of higher unfavorable variances associated with lower production and sales of lower margin systems orders were disproportionately impacted by the economy.  We anticipate continued pressure on margins, particularly in the Laboratory Products segment, during 2010 due to aggressive competition.

SG&A Expenses by Segment $(000)	2009	% of Sales	2008	% of Sales	$ Change
Laboratory Products	5,120	34.4%	6,697	30.7%	(1,577)
Air-Monitoring Systems	1,772	35.2%	2,259	31.7%	(487)
Total	6,892	34.6%	8,956	30.9%	(2,064)

Selling, General and Administrative, (or “SG&A”) Expenses.   SG&A expenses for 2009 decreased $2,064,000, or 23%, compared to 2008.  Our 2009 SG&A expenses declined due to the cost reduction measures taken during the first half of 2009 as noted above.   Despite our significant reduction in SG&A expenses, as a percentage of sales SG&A expenses increased to 34.6% in 2009, compared to 30.9% in 2008 because of lower revenues.  We will continue to evaluate cost control measures going forward in order to maintain and improve profitability.

R&D Expenses by Segment $(000)	2009	% of Sales	2008	% of Sales	$ Change
Laboratory Products	1,578	10.6%	2,126	9.7%	(548)
Air-Monitoring Systems	1,407	28.0%	1,725	24.2%	(318)
Total	2,985	15.0%	3,851	13.3%	(866)

Research and Development Expenses.  R&D expenses decreased $866,000 during 2009, or 22%, compared to 2008.  The decrease in R&D expenses was primarily attributable to the cost reduction measures taken during the first half of 2009.  Though down significantly in 2009, R&D expenses increased to 15.0% of revenues for 2009 compared to 13.3% of revenues in 2008 due to lower revenues.

Operating Income(Loss) by Segment $(000)	2009	% of Sales	2008	% of Sales	$ Change
Laboratory Products	52	0.3%	1,207	5.5%	(1,155)
Air-Monitoring Systems	(157)	-3.1%	253	3.5%	(410)
Total	(105)	-0.5%	1,460	5.0%	(1,565)

Operating Income/(Loss). Because of our lower revenues, we generated a consolidated operating loss of $105,000 in 2009 despite the large reductions in SG&A and R&D expenses in both operating segments.  Although our cost savings efforts in the first half of the year resulted in a slight profit in the Laboratory Products segment, the Air-Monitoring segment generated an operating loss because of lower sales volume.

Interest Income and Other Income/(Loss).  In 2009, non-operating income totaled $49,000 compared to a non-operating loss of $464,000 in 2008.  In 2009 all of our funds were in cash and money market accounts that are paying historically low interest rates.  In 2008 we recognized losses when we liquidated our preferred stock holdings during the second and third quarters of the year.  Our total loss recognized on the sale of investments in 2008 was $713,000.  These losses were partially offset by dividend and interest income.  We anticipate low interest income in 2010 because of continued low interest rates.

Provision For Income Taxes. The current year’s tax benefit was $110,662 as compared to the expected statutory federal and state benefit of approximately $22,000.  The increase was as a result of an estimated $150,000 research and development credit and the reversal of a portion of our valuation allowance on utilized capital loss carry forwards of $43,000.  These benefits were somewhat offset by permanent tax differences primarily relating to nondeductible stock based compensation.  We expect our effective tax rate to return to a more normal level in 2010.

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

Liquidity and Capital Resources

We consider a number of liquidity and working capital performance ratios in evaluating our financial condition.  The following table includes certain ratios, working capital information, and summarized cash flows for use in understanding our current liquidity and recent trends in this area:

($ in thousands)	2009	2008

Liquidity and Working Capital Performance Measures

Ratio of current assets to current liabilities	5.7	4.6
Total liabilities to equity	16%	20%
Working capital	$13,601	$13,294
Cash, cash equivalents and investments	$4,614	$3,434

Changes in Cash and Cash Equivalents

Net cash provided by (used in):
Operating activities	$1,765	$1,331
Investing activities	104	1,959
Financing activities	(389)	(3,512)

Net increase (decrease) in:
Cash and cash equivalents	1,480	(222)

Cash and cash equivalents:
Beginning of year	3,134	3,356
End of year	4,614	3,134

Cash provided by operating activities during 2009 totaled $1,765,000, compared to 1,331,000 in 2008.  Net income decreased $965,000 in 2009.  However, this reduction was more than offset by decreased accounts receivables, which resulted from improved collections and lower sales activity.  Our cash provided by operating activities was also favorably impacted by decreased in inventory and lower investment in sales type leases partially offset by an increase in other payables.

Cash provided by investing activities totaled $104,000 in 2009, compared to $1,959,000 in 2008.  In 2009 we liquidated $300,000 of investments compared to $2,326,000 in 2008 when we liquidated certain investments to reduce risk and fund stock repurchases.  During 2009 we limited capital expenditures to conserve cash.  As a result, purchases of property, plant and equipment totaled $160,000 in 2009 compared to $348,000 in 2008.  We had no material commitments for the purchase of property, plant and equipment outstanding as of December 31, 2009 and have no major planned commitments for 2010.

Cash used in financing activities totaled $389,000 in 2009 compared to $3,512,000 in 2008.  During 2009 we repurchased 1,000 shares of OI common stock compared to 284,569 shares in 2008.  The repurchases in 2008 were made under our stock repurchase program at an average price of $10.85.  As of December 31, 2009, 36,007 shares remained authorized for repurchase under our stock repurchase program.  Our Board authorized an additional 100,000 shares in January, bringing the total number of shares authorized for repurchase under the program to 136,007.

Our cash balance increased by $1,480,000 during 2009 despite our loss from operations due largely to the improvement in cash provided by operating activities described above.  We continue to have a high level of liquidity and a strong financial position as demonstrated by our current ratio, liability to equity ratio, and high level of working capital.  We continue to believe that our liquid assets are sufficient to fund working capital, R&D, and capital expenditures for the near term.  As the economy continues to improve, we anticipate that cash flows from operations will generate sufficient cash flow to meet our long term liquidity needs.

Since liquidating our investment portfolio during the third quarter of 2008, we have invested a portion of our excess funds generated from operations in short-term securities, including money market funds invested in government backed securities.  Our primary goal has been preservation of capital with a secondary goal of return on invested cash.  Because interest rates are historically low, we have established an investment committee consisting of two independent directors and our CEO/CFO to evaluate alternative investment options for excess funds to improve our returns.  These investments may include less than investment grade bonds or other securities that the committee feels are likely to increase in value and/or provide a higher interest return.  Any such investments made by the Investment Committee are likely to subject us to a higher risk of loss than our current insured or government backed investments.

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

Revenue Recognition and Warranty Reserves We derive revenue from three primary sources:  system sales, parts sales and services.  For system and parts sales, we generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss have passed to the customer, and collection is reasonably assured.  Our sales are typically not subject to rights of return, and historically we have not experienced significant sales returns.  We generally record system sales that include installation services as multiple-element arrangements.  In these situations, we recognize product revenue upon shipment but defer the installation service revenue until the installation is complete.  We defer revenue recognition for the fair value of any undelivered elements, such as accessories ordered by customers, until the completion of delivery to the customer.  For certain system sales that involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, we do not recognize revenue until we receive customer acceptance.  We record any deferred revenue from such system sales as an accrued liability.

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

We record a reserve for warranty expenditures and periodically adjust the amount of the reserve as required to reflect actual warranty experience.   In determining the warranty reserve, we consider our historical experience and various additional factors including expected product failure rates, material usage, and service delivery costs incurred in correcting a product failure.  Should actual product failure rates, material usage, or service delivery costs differ from our estimates, the estimated warranty liability could prove to be significantly over or understated.  As of December 31, 2009 and 2008, our warranty liability totaled $246,000 and $317,000, respectively.

Accounts Receivable We maintain an allowance for doubtful accounts representing our estimate of that portion of accounts receivable which we may be unable to collect from customers.  Customer receivables may prove uncollectible for a variety of reasons including deterioration of customer financial condition or dissatisfaction with product performance.  We regularly assess potential doubtful accounts and use the best information available, including customer correspondence and credit reports.  Though our bad debts have not historically been significant, we could experience increased bad debt expense should a major customer or market segment experience a financial downturn or our estimate of uncollectible accounts, which is based on our historical experience, prove to be inaccurate.

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

Our inventory obsolescence charges totaled $(45,000) and $18,000 in fiscal 2009 and 2008 respectively.  The inventory impairment allowance totaled approximately $594,000 and $654,000 at December 31, 2009 and 2008, respectively.

Intangible Assets Our intangible assets consist primarily of intellectual property, including patents and patent applications.  In accordance with ASC Topic 350 Intangibles—Goodwill and Other, we review the recoverability and estimated useful lives of our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.  As a result of our reviews, we have not recorded any material impairment charges during 2009 or 2008.

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

Our Audit Committee, composed of three independent members of the Board of Directors who are not our employees, meets regularly with representatives of management and the independent registered public accountants to monitor the functioning of the accounting and control systems and to review the results of the audit performed by the independent registered public accountants.  The independent registered public accountants and our employees have full and free access to the Audit Committee without the presence of management.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
O.I. Corporation

We have audited the consolidated balance sheets of O. I. Corporation and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O. I. Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment about the effectiveness of O. I. Corporation's internal control over financial reporting as of December 31, 2009 included in the accompanying item 9A(T) Controls and Procedures and, accordingly, we do not express an opinion thereon.

/s/McGLADREY & PULLEN, LLP

Davenport, Iowa
March 15, 2010

O.I. Corporation

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$4,613,741	$3,133,776
Accounts receivable-trade, net of allowance for doubtful accounts of $205,765 and $299,414, respectively	4,371,283	6,194,925
Investment in sales-type leases-current portion	135,932	240,682
Investments, at market	-	300,000
Inventories, net	5,656,546	5,754,440
Current deferred income tax assets	650,934	824,883
Other current assets	1,041,253	488,464
Total current assets	16,469,689	16,937,170

Property, plant and equipment, net	2,786,526	3,158,526
Investment in sales-type leases, net of current	236,342	357,770
Long-term deferred income tax assets	565,613	657,075
Intangible assets, net	506,730	462,178
Other assets	22,210	31,622
Total assets	$20,587,110	$21,604,341

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$1,076,745	$1,516,184
Accrued compensation and other related expenses	761,052	1,281,151
Accrued liabilities	1,030,561	845,713
Total current liabilities	2,868,358	3,643,048

Uncertain Tax Positions-Long Term	26,829	26,829

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 3,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 10,000,000 shares authorized, 4,103,377 shares issued	410,338	410,338
Additional paid-in capital	5,514,690	5,401,593
Treasury stock, 1,740,262 and 1,754,147 shares, respectively, at cost	(13,133,747)	(13,194,868)
Retained earnings	24,900,642	25,317,401
	17,691,923	17,934,464
Total liabilities and stockholders’ equity	$20,587,110	$21,604,341

The accompanying notes are an integral part of these consolidated financial statements.

O.I. Corporation

Consolidated Statements of Income

	Years Ended December 31
	2009	2008

Net revenues:
Products	$16,688,854	$25,405,165
Services	3,223,069	3,563,935
Total net revenues	19,911,923	28,969,100

Cost of revenues:
Products	8,808,744	13,025,895
Services	1,331,221	1,676,092
Total cost of revenues	10,139,965	14,701,987
Gross profit	9,771,958	14,267,113

Selling, general and administrative expenses	6,891,606	8,956,131
Research and development expenses	2,985,437	3,850,872
Operating (loss)/income	(105,085)	1,460,110
Other income:
Interest income, net	32,639	107,932
Other income/(loss)	16,338	(572,144)
(Loss)/income before income taxes	(56,108)	995,898
Benefit for income taxes	110,662	24,049

Net income	$54,554	$1,019,947

Basic earnings per share	$0.02	$0.40
Diluted earnings per share	$0.02	$0.40

Weighted average number of shares outstanding:
Basic shares	2,356,142	2,539,358
Diluted shares	2,367,794	2,573,814

The accompanying notes are an integral part of these consolidated financial statements.

O.I. Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31
	2009	2008
Cash flows from operating activities:
Net income	$54,554	$1,019,947
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	526,044	612,219
Stock based compensation	105,740	157,316
Provision for obsolete inventory	44,572	(18,094)
Deferred income tax expense/(benefit)	265,411	(32,712)
Gain on disposition of property	(2,440)	(11,998)
Loss on sale of securities including amortization of discounts	-	692,144
Changes in assets and liabilities:
Accounts receivable	1,823,642	736,469
Inventories	53,322	(379,566)
Other current assets and investments in sales-type leases	(330,667)	(230,676)
Accounts payable	(439,439)	(355,661)
Accrued liabilities	(335,251)	(858,515)
Net cash provided by operating activities	1,765,488	1,330,873

Cash flows from investing activities:
Purchase of property, plant, and equipment	(160,333)	(348,293)
Proceeds from sale of property, plant, and equipment	28,500	53,722
Purchase of investments	-	(3,181,301)
Maturity/proceeds from sales of investments	300,000	5,506,886
Change in other assets	(64,323)	(72,155)
Net cash provided by investing activities	103,844	1,958,859

Cash flows from financing activities:
Purchase of treasury stock	(7,080)	(3,086,671)
Proceeds from issuance of treasury stock	89,026	80,503
Payment of cash dividends on common stock	(471,313)	(505,641)
Net cash used in financing activities	(389,367)	(3,511,809)

Net increase (decrease) in cash and cash equivalents	1,479,965	(222,077)
Beginning of year	3,133,776	3,355,853
End of year	$4,613,741	$3,133,776

Supplemental disclosures of cash flow information:
Cash paid during year for:
Income taxes, net of refunds	$(167,915)	$332,147

The accompanying notes are an integral part of these consolidated financial statements.

O.I. Corporation

Consolidated Statements of Stockholders' Equity

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity

Balance, December 31, 2007	$4,103,377	$410,338	$5,288,385	$(10,232,808)	$24,803,095	$(147,008)	$20,122,002
Purchase of 284,569 shares of treasury stock	-	-	-	(3,086,671)	-	-	(3,086,671)
Issuance of 11,300 shares from treasury for exercise of stock options	-	-	(751)	53,110	-	-	52,359
Issuance of 2,447 shares from treasury to Employee Stock Purchase Plan	-	-	16,643	11,501	-	-	28,144
Vesting of 12,000 shares granted to new board of directors in 2006	-	-	(60,000)	60,000	-	-	-
Stock-based compensation expense	-	-	157,316	-	-	-	157,316
Dividends paid	-	-	-	-	(505,641)	-	(505,641)
Comprehensive income:
Unrealized gain on investments, net of deferred tax expense of $50,947	-	-	-	-	-	147,008	147,008
Net income	-	-	-	-	1,019,947	-	1,019,947
Total comprehensive income							1,166,955
Balance, December 31, 2008	4,103,377	410,338	5,401,593	(13,194,868)	25,317,401	-	17,934,464
Purchase of 1,000 shares of treasury stock	-	-	-	(7,080)	-	-	(7,080)
Issuance of 7,350 shares from treasury for exercise of stock options	-	-	(1,676)	33,823	-	-	32,147
Issuance of 7,535 shares from treasury to Employee Stock Purchase Plan	-	-	22,501	34,378	-	-	56,879
Stock-based compensation expense	-	-	105,740	-	-	-	105,740
Dividends paid	-	-	-	-	(471,313)	-	(471,313)
Tax benefits related to non-qualifying stock options	-	-	(13,468)	-	-	-	(13,468)
Net income and comprehensive income	-	-	-	-	54,554	-	54,554
Balance, December 31, 2009	4,103,377	$410,338	$5,514,690	$(13,133,747)	$24,900,642	$-	$17,691,923

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

Revenue Recognition and Warranty Reserve The Company derives revenues from three primary sources—system sales, parts sales and services.  For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer and collection is reasonably assured.  The Company’s sales are typically not subject to rights of return and, historically, sales returns have not been significant.  System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions and that involve installation services are accounted for as multiple-element arrangements, where the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete.  In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer.  For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance.  Deferred revenue from such system sales is presented as unearned revenues in accrued liabilities in the accompanying consolidated balance sheets.

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

Cash and Cash Equivalents The Company considers all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents.  Included in cash and cash equivalents at December 31, 2009 and 2008 are cash investments in money market funds of $3,173,000 and $2,874,000 all of which were invested in government securities.  Additionally, the Company had at December 31, 2009 and 2008, $1,737,000 and $27,000, respectively, of cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limits.

Accounts Receivable The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments and for estimated sales returns.  Customers may not make payments due to a variety of reasons including deterioration of their financial condition or dissatisfaction with the Company’s products.  Management makes regular assessments of doubtful accounts and uses the best information available including correspondence with customers and credit reports.  The Company periodically accrues for bad debt and management regularly compares uncollectible accounts with period end accounts receivable balances to determine its adequacy.  For the years ended December 31, 2009 and 2008 we recognized approximately $24,000 and $78,000 of bad debt expense, respectively.

Investments The Company accounts for its investments using ASC Topic 320 Investments-Debt and Equity Securities.  This guidance requires that certain debt and equity securities be adjusted to market value at the end of each accounting period.  The Company had no investments as of December 31, 2009.  The Company’s investments as of December 31, 2008 consisted of highly liquid, government backed or government insured instruments.  These investments were classified as available-for-sale and are stated at fair value at December 31, 2008.  Realized gains and losses on sales of investments are determined on a specific identification basis and included in the consolidated statements of income.  Declines in the fair value of individual available-for-sale securities below their carrying value that are deemed other than temporary, result in write-downs of the individual securities to their fair value with the resulting loss charged to current period income.  We had no such declines in 2009, but during 2008, we liquidated our investment holdings of preferred stock and corporate bonds and recognized a loss of $713,000.

Investment in Sales-Type Leases The Company’s leasing operations consist of leasing analytical instruments.  All of the Company’s leases are classified as sales-type leases.  These leases typically expire over a four-year period.  The Company recognizes as revenues the principal portion of sales-type leases upon initiation of the lease.  Interest is deferred and recognized as revenues over the initial term of the lease.  Security deposits are deferred until the lease expires and are either recognized as revenues or returned to the customer, as appropriate.

Inventories Inventories consist of electronic equipment and various components and are stated at the lower of cost or market.  Cost is determined on a standard cost basis, which approximates the first-in first-out basis.  The Company maintains a reserve for inventory obsolescence and regularly evaluates its inventory.  Items with no movement in twelve months or more are generally reserved or written off.  The Company also provides for impairment of items that have realizable value below cost.

Property, Plant, and Equipment Property, plant, and equipment is recorded at cost and depreciated over the estimated useful lives of 3 to 40 years using the straight-line method.  Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life.  Repairs and maintenance are expensed as incurred.

Intangible Assets Intangible assets primarily consist of patent applications and issued patents. Patent applications are capitalized upon issuance of a final patent or expensed upon abandonment or withdrawal.  Upon issuance, patents are amortized on a straight-line basis over their estimated useful lives of seventeen years.  U.S. GAAP requires that long-lived assets, including intangible assets, be reviewed for impairment whenever changes in circumstances indicate that the carrying value may not be recoverable.  The carrying value is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

Product Warranties Products are sold with warranties ranging from 90 days to one year, and extended warranties may be purchased for some products.  The Company establishes a reserve for warranty expenditures and periodically adjusts the amount of the reserve as required based on actual warranty experience.  The Company makes estimates of these costs based on historical experience and on various other assumptions including historical and expected product failure rates, material usage, and service delivery costs incurred in correcting a product failure.  Should actual product failure rates, material usage, or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Research and Development Costs Research and development costs are expensed as incurred.

Advertising Costs All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of income.  Advertising expenses for 2009 and 2008 were $141,968 and $180,679, respectively.

Income Taxes The Company provides for deferred taxes in accordance with ASC Topic 740 Income Taxes, which requires the Company to use the asset and liability approach to account for income taxes.  This approach requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  The provision for income taxes is based on income before income taxes as reported in the accompanying consolidated statements of income.  The Company recognizes tax benefits for uncertain tax positions when they satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for the uncertain tax benefits.

Financial Instruments ASC Topic 825 Financial Instruments defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. Due to their near-term maturities, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are considered equivalent to fair value. The Company does not have any off-balance sheet financial instruments.

Concentrations of Credit Risk Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables.  The Company sells its products primarily to large corporations, environmental testing laboratories and governmental agencies.  The majority of its customers are located in the U.S. and all sales are denominated in U.S. dollars.  The Company performs ongoing credit evaluations of its customers to minimize credit risk.  However, agencies of the U.S. Government constitute a significant percentage of the Company’s revenues (See Note 14).  Any federal budget cuts or changes in regulations affecting the U.S. chemical warfare programs or the U.S. Environmental Protection Agency may have a negative impact on the Company's future revenues.

Earnings Per Share The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.  Stock options are the only dilutive potential shares the Company has outstanding.  At December 31, 2009 and 2008 options to acquire 100,000 and 88,000 shares at the weighted average exercise prices of $12.06 and $12.88, respectively, were not included in the computations of dilutive earnings per share as their effect would be anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008
Numerator, earnings attributable to common stockholders	$54,554	$1,019,947
Denominator:
Basic-weighted average common shares outstanding	2,356,142	2,539,358
Dilutive effect of employee stock options	11,652	34,456
Diluted outstanding shares	$2,367,794	$2,573,814

Basic earnings per common share	$0.02	$0.40
Diluted earnings per common share	$0.02	$0.40

Stock-Based Compensation On January 1, 2006, we adopted the provisions of ASC Topic 718 Compensation-Stock Compensation which requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

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

Recent Pronouncements

In June 2009 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Standard No. 162” (“SFAS 168”). SFAS 168 replaces the Generally Accepted Accounting Principles (“GAAP”) with two levels of GAAP: authoritative and non-authoritative. On July 1, 2009, the FASB Accounting Standards Codification (“ASC”) became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. All other non-grandfathered accounting literature became non-authoritative. The adoption of SFAS 168 did not have a material impact on our consolidated financial statements. As a result of the adoption of SFAS 168, all references to GAAP now refer to the codified ASC topic.

In September 2006, ASC Topic 820 was issued which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted the provisions of ASC Topic 820 on January 1, 2009. The adoption of ASC Topic 820 did not have a significant impact on our consolidated financial statements.

In April 2009, ASC Topic 855 was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted ASC Topic 855 for the quarter ending June 30, 2009. The adoption did not have a material impact on our consolidated financial statements

Note 2.  Net Investment in Sales-Type Leases

The following lists the components of the net investment in sales-type leases as of December 31:

	2009	2008

Total minimum lease payments to be received	$372,274	$598,452
Less: Unearned income	(34,547)	(59,904)
Net investment in sales-type leases	$337,727	$538,548

At December 31, 2009, minimum lease payments for each of the five succeeding fiscal years are as follows:  $135,932 in 2010, $106,109 in 2011, $89,743 in 2012, $40,490 in 2013, and $0 in 2014.

Note 3.  Inventories

Inventories, which include material, labor and manufacturing overhead, on December 31, 2009 and 2008, consisted of the following:

	2009	2008

Raw materials	$4,762,602	$4,838,613
Work-in-process	415,000	485,734
Finished goods	1,072,774	1,083,841
Reserves	(593,830)	(653,748)
	$5,656,546	$5,754,440

A provision for obsolete inventory was determined in 2009 and 2008 by taking the total of the inventory related to discontinued products, and consistent with the Company’s policy relating to obsolete inventory, the total of other inventory with no movement in twelve months including excess which the Company determined is no longer saleable based on available market information.  The provision for obsolete inventory totaled approximately $(45,000) in 2009 and approximately $18,000 in 2008.  These provisions are included in cost of revenues in the consolidated statements of income.

Note 4.  Property, Plant and Equipment

Property, plant and equipment at cost on December 31, 2009 and 2008, consisted of the following:

	Estimated
	Useful
	Lives	2009	2008

Land		$38,922	$38,922
Buildings	33 to 40 Years	3,844,683	3,843,083
Leasehold improvements	1 to 5 Years	149,343	149,343
Furniture and equipment	3 to 10 Years	4,443,540	4,905,192
		8,476,488	8,936,540
Less accumulated depreciation		5,689,962	5,778,014
		$2,786,526	$3,158,526

Depreciation expense totaled $506,273 and $593,601 for the years ended December 31, 2009 and 2008, respectively.

Note 5.  Investments

Investments considered available-for-sale at December 31, 2008, consisted of certificates of deposit which were all due within one year and whose fair value approximated cost.

For the years ended December 31, 2009 and 2008, proceeds from sales of securities available for sale amounted to $300,000 and $5,506,886, respectively.  Gross realized gains amounted to $0 and $24,026 in 2009 and 2008, respectively.  Gross recognized losses amounted to $0 and $737,275 in 2009 and 2008, respectively.  For the years ended December 31, 2009 and 2008, dividend income amounted to $1,522 and $104,086, respectively.

Note 6.  Intangible Assets

Intangible assets on December 31, 2009 and 2008 consisted of the following:

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents Issued	$289,526	$(145,014)	$293,477	$(191,127)
Patent Applications Pending	288,100	-	279,534	-
Rights to licenses	105,000	(30,882)	105,000	(24,706)
	$682,626	$(175,896)	$678,011	$(215,833)

Our intangible assets consist primarily of intellectual property, including patents and patent applications.  When a new patent is granted, we begin amortizing the cost over the life of the patent.  Amortization expense charged to operations amounted to $19,771 and $18,618, for the years ended December 31, 2009 and 2008, respectively.

Estimated future amortization expense on rights to licenses and existing patents issued for fiscal years ending December 31, are as follows:
2010	$19,235
2011	18,128
2012	17,752
2013	17,475
2014	14,153

Each year, the Company performs an annual evaluation of the future prospects of certain products and their related inventory and intangible assets.  The Company evaluated its remaining intangible assets in 2009 and in 2008 and determined that no impairment charge was necessary.

Note 7.  Accrued Liabilities

Accrued liabilities on December 31, 2009 and 2008 consisted of the following:

	2009	2008

Unearned revenues	$23,421	$28,021
Unearned revenues - service contracts	294,924	224,823
Unearned revenues/deposits - sales-type leases	53,022	126,233
Accrued warranties	245,894	316,728
Other liabilities and accrued expenses	413,300	149,908
	$1,030,561	$845,713

Note 8.  Product Warranty Liabilities

The changes in the Company’s product warranty liability for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Liabilities, beginning of year	$316,728	$495,728
Expense for new warranties issued	115,309	159,702
Warranty claims	(186,143)	(338,702)
Liabilities, end of year	$245,894	$316,728

Note 9.  Stock Option and Stock Purchase Plan

Incentive Compensation Plans

We have two stock option plans, one of which has expired and one with shares available for grant at December 31, 2009.  Our 2003 Incentive Compensation Plan is in effect until December 31, 2012 and has 190,700 shares available for grant as of December 31, 2009 with a minimum exercise price as a percentage of fair market value at date of grant of 100%.

Option grants under both plans have a contractual life of ten years.  Grants to non-employee directors made prior to November 2007 have a contractual life of three years; grants made during and after November 2007 have a contractual life of ten years.  Option grants vest equally on each anniversary of the grant date, commencing with the first anniversary, except grants to non-employee directors.  Grants made to non-employee directors prior to November 2007 vest in full six months after the grant date; grants made during and after November 2007 vest in full on the first anniversary of the grant date.  We recognize compensation cost for these awards on a straight-line basis over the service period based on the grant date fair value.

Our pre-tax compensation cost for stock-based compensation was, $106,000 and $157,000 for the years ended December 31, 2009 and 2008, respectively.  No incentive stock options were granted during the years ended December 31, 2009 and 2008.

The following is a summary of the changes in outstanding options for the twelve months ended December 31, 2008 and 2009:

			Weighted Average
	Shares	Price Per Share	Price Per Share

Options outstanding, December 31, 2007	186,550	2.50 - 13.70	9.31

Options granted	-	-	-
Options exercised	(11,300)	3.13 - 8.36	4.63
Options forfeited or cancelled	(15,700)	3.50 - 12.35	9.22
Options outstanding, December 31, 2008	159,550	2.50 - 13.70	9.82

Options granted	-	-	-
Options exercised	(7,350)	3.88 - 5.63	4.37
Options forfeited or cancelled	(15,400)	4.03 - 13.70	9.20
Options outstanding, December 31, 2009	136,800	3.13 - 13.70	10.18

There were 106,800 and 108,000 share options exercisable at December 31, 2009 and 2008, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2009:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Ranges of		Life in	Exercise		Exercise
Exercise Prices	Shares	Years	Price	Shares	Price

$3.13 - $6.52	36,800	2.4	$5.08	36,800	$5.08
$8.36 - $12.35	51,000	4.5	$10.49	41,000	$10.27
$13.70 - $13.70	49,000	7.5	$13.70	29,000	$13.70

As of December 31, 2009	Shares	Intrinsic Value

Total outstanding in-the-money options	36,800	117,606
Total vested in-the-money options	36,800	117,606
Total options exercised in 2009	7,350	27,960

The total intrinsic value of share options exercised for the twelve months ended December 31, 2009 and 2008 was $27,960 and $69,561, respectively.  No options were granted in 2009 or 2008.

During the twelve months ended December 31, 2009 and 2008, proceeds received by the Company from the exercise of options were $32,000 and $52,000, respectively.  At December 31, 2009, total unrecognized stock-based compensation expense related to unvested stock options was approximately $143,000, which is expected to be recognized over a weighted average period of approximately 1.3 years.

Note 10.  Stockholders’ Equity

The Company’s Articles of Incorporation authorize the issuance of up to 3,000,000 shares of preferred stock with $0.10 par value per share.  The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation and other preferences are subject to determination by the Board of Directors.  As of December 31, 2009, no preferred stock had been issued and none is outstanding.

The Company’s Board of Directors has authorized the Company to repurchase shares of its common stock through open market purchases or privately negotiated transactions.  The Company repurchased 1,000 and 284,569 shares in 2009 and 2008, respectively.  The Company accounts for repurchased shares using the cost method.  As of December 31, 2009 the Company is authorized to repurchase up to 36,007 additional shares of its common stock.

Note 11.  Income Taxes

The Company’s operations are only taxed under domestic jurisdictions.

The benefit for income taxes is summarized as follows:

	Year Ended December 31,
	2009	2008

Current benefit:
Federal	$(325,515)	$(56,663)
State	(50,558)	65,326
Deferred benefit	265,411	(32,712)
	$(110,662)	$(24,049)

The benefit for income taxes differs from the amount computed by applying the federal statutory rates for the following reasons:

	Year Ended December 31,
	2009	2008

Tax at statutory rate	$(19,077)	$338,775
State income taxes, net of federal benefit	(3,366)	60,173
Current research and development credits	(150,000)	(215,428)
Dividends received deduction	(426)	(24,772)
FIN 48 adjustments	-	(284,620)
Change in valuation allowance	(43,038)	106,352
Non-deductible stock based compensation	42,298	34,433
Other, net	62,947	(38,962)
	$(110,662)	$(24,049)

Deferred tax assets (liabilities) are comprised of the following at December 31, 2009 and 2008:

	2009	2008

Current:
Warranty reserve	$98,358	$126,691
Bad debt allowance	82,306	119,766
Inventory reserve	237,532	261,499
Uniform capitalization	83,141	185,088
Accrued vacation	128,625	122,536
Other	20,972	9,303
Total current	650,934	824,883
Noncurrent:
Depreciation	184,540	499,836
Intangibles	(263,021)	(206,217)
Capital loss carry forward	343,314	426,352
R&D credit carry forward	334,105	-
Other	29,989	43,456
Total	628,927	763,427
less valuation allowance	(63,314)	(106,352)
Total noncurrent	565,613	657,075

Net deferred tax asset	$1,216,547	$1,481,958

At December 31, 2009 and 2008, the Company had unrecognized tax benefits of $27,000.  For the year ended December 31, 2008, the Company was no longer subject to U.S. Federal income tax examination on a portion of its uncertain tax positions and accordingly recorded a tax benefit of $285,000 during the third quarter of 2008.  This benefit was partially offset by a $106,000 valuation allowance which was provided for a portion of the capital loss carryover from the sale of securities.  During the year ended December 31, 2009 the valuation allowance was reduced by $43,000 as a result of the ability to utilize a portion of the capital loss carry forward.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in SG&A expenses.  At December 31, 2009, the Company had accrued $9,000 and $1,000 for the potential payment of interest and penalties, respectively.

As of December 31, 2009, the Company is subject to U.S. Federal income tax examinations for the tax years 2006 through 2009.  In addition, the Company is subject to state and local income tax examinations for the tax years 2004 through 2009, with certain exceptions.

Note 12.  Employee Benefit Plans

The Company maintains a Retirement Savings Plan (the 401(k) Plan) for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.  Prior to 2008, the Company’s contributions to the 401(k) Plan were discretionary.  Effective January 1, 2008, the Company modified the plan to provide that the Company would match 50% of employee contributions, up to a limit of 6% of employee income.  The Company suspended its matching contribution in May of 2009.  No matching contributions were made between May and December 31, 2009.  Employees vest immediately in their contributions and vest in the Company’s contributions ratably over five years.  The Company made contributions of $68,000 and $195,000 to the 401(k) Plan for the years ended December 31, 2009 and 2008, respectively.

Note 13.  Commitments and Contingencies

The Company has an agreement with the former owner of Floyd Associates, Inc. to pay a royalty equal to 5% of the net revenue earned from certain microwave-based products up to a maximum amount of $1,182,500.  The contingent liability arose as a result of the acquisition of Floyd in 1994.  No minimum payments are required in the agreement.  The Company recognized royalty expense related to this agreement of $5,023 and $3,754 in 2009 and 2008, respectively.

The Company leases approximately 20,000 sq. ft. of office, engineering, laboratory, production and warehouse space in Pelham, Alabama, a suburb of Birmingham, under a lease expiring in November 2010.  The Company also leases 500 sq. ft of office space in Edgewood, Maryland, which can be renewed annually each April.  Rental expense recognized in 2009 and 2008 was $223,545 and $214,532, respectively.  Future minimum rental payments under these leases are $207,540 and are all due during the 2010 fiscal year.

The Company places purchase orders with vendors primarily for raw materials, component parts and other supplies that the Company uses to manufacture its products.  As of December 31, 2009, the Company had approximately $1,354,000 of open purchase orders.

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

Following is the Company’s business segment information for 2009 and 2008:

	Laboratory	Air-Monitoring
	Products	Systems	Total
2009
Revenue	$14,882,972	$5,028,951	$19,911,923
Operating income (loss)	52,471	(157,556)	(105,085)
Total Assets	17,088,681	3,498,429	20,587,110
Capital Expenditures	158,604	1,729	160,333
Depreciation and amortization	471,876	54,168	526,044

2008
Revenue	$21,836,018	$7,133,082	$28,969,100
Operating income (loss)	1,206,756	253,354	1,460,110
Total Assets	17,837,882	3,766,459	21,604,341
Capital Expenditures	305,955	42,338	348,293
Depreciation and amortization	519,448	92,771	612,219

Revenues related to operations in the U.S. and foreign countries for the years ended December 31, 2009 and 2008 are presented below.  Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped.  Long-lived assets related to continuing operations in the U.S. and foreign countries as of the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,
	2009	2008

Net revenues from unaffiliated customers:
United States	$13,079,373	$20,349,455
Foreign	$6,832,550	$8,619,645

Long-lived assets at end of year:
United States	$2,786,526	$3,158,526

One customer accounted for approximately 14% of revenues in 2009 and 11% of revenues in 2008.  Sales to federal, state and municipal governments accounted for 31% of total revenues in 2009 and 27% of total revenues in 2008.

The following regions had sales in excess of 10% of net revenues: sales to the Asia-Pacific region were approximately 17% of net revenues in 2009 and 12% for 2008, and sales to the European region were approximately 14% of net revenues for 2009 and 14% for 2008.

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

In accordance with the internal control reporting requirements of the Securities and Exchange Commission, management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as (v) a company’s control activities (“process-level controls”).

As a result of the evaluation conducted in 2009, management concluded that our internal control over financial reporting was effective as of December 31, 2009.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.  Accordingly, the Company’s management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has not been audited by our auditors, McGladrey & Pullen, LLP or any other independent registered accounting firm.

Item 9B.  Other Information

On March 9, 2010, the Compensation Committee revoked its prior Executive Incentive Compensation Plan and adopted a new plan which is attached hereto as Exhibit 10.17.  The new plan applies to Mr. Lancaster, the Company’s CEO & CFO, only.  Dr. Segers, the Company’s President & COO, will be eligible to receive a performance-based cash bonus for 2010 in an amount to be determined by the Compensation Committee.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in the sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and “Code of Ethics,” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which sections are incorporated in this Annual Report on Form 10-K by reference.

Item 11.  Executive Compensation

Information concerning executive compensation is set forth in the section entitled “Executive Compensation” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which section is incorporated in this Annual Report on Form 10-K by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is set forth in the sections entitled “Equity  Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which sections are incorporated in this Annual Report on Form 10-K by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information for this item is set forth in the section entitled, “Certain Transactions, Employment Contracts, Termination of Employment and Change-in-Control Arrangements” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which section is incorporated in this Annual Report on Form 10-K by reference.

Item 14.  Principal Accountant Fees and Services

Information for this item is set forth in the section entitled “Principal Accounting Fees and Services” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which section is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

10.3
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

*10.9	Employment Agreement between the Company and J. Bruce Lancaster (filed as Exhibit 10.1 to the Company’s Report on Form 8-K on June 26, 2007 and incorporated herein by reference).

*	10.10
Amendment to Employment Agreement between the Company and J. Bruce Lancaster (filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the period ending June 30, 2008 and incorporated herein by reference).

*	10.11	Employment Agreement between the Company and Donald P. Segers (filed as Exhibit 10.2 to the Company’s Report on Form 8-K on June 26, 2007 and incorporated herein by reference).

*	10.12
Amendment to Employment Agreement between the Company and Donald P. Segers (filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the period ending June 30, 2008 and incorporated herein by reference).

*	10.13	Executive Incentive Compensation Plan between O.I. Corporation and its Executive Officers (as described in the Company’s Report on Form 8-K on November 8, 2007 and incorporated herein by reference).

	10.14
Value Added Reseller Agreement with Agilent Technologies (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ending June 30, 2008 and incorporated herein by reference).  (Portions of this Exhibit were redacted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request).

10.15
Amendment No. 3 to the Value Added Reseller Program Agreement AHA47 By and Between Agilent Technologies, Inc. and O.I. Corporation dated January 1, 2010.  (Portions of this Exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request).

10.16
Agreement dated August 26, 2009, as amended October 14, 2009, by and between CMS Field Products, a wholly-owned subsidiary of the Registrant, and Bechtel National, Inc.  (Filed as exhibit 10.1 to the Company’s Report on Form 10-Q for the period ending September 30, 2009 and incorporated herein by reference).  (Portions of this Exhibit were redacted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request).

*	10.17	Executive Incentive Compensation Plan between O.I. Corporation and J. Bruce Lancaster dated March 9, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page to this Form 10-K).

31.1	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O. I. CORPORATION

/s/ J. Bruce Lancaster
Date:	March 15, 2010	By:	J. Bruce Lancaster
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Bruce Lancaster	Chief Executive Officer and Chief Financial Officer	March 15, 2010
J. Bruce Lancaster	(Principal Executive and Principal Financial Officer)

/s/ Raymond E. Cabillot	Co-Chairman of the Board	March 15, 2010
Raymond E. Cabillot

/s/ John K.H. Linnartz	Co-Chairman of the Board	March 15, 2010
John K.H. Linnartz

/s/Richard W.K. Chapman	Director	March 15, 2010
Richard W.K. Chapman

/s/ Donald P. Segers	President, Chief Operating Officer and Director	March 15, 2010
Donald P. Segers