Form 10-Q
period 2010-03-31
OI CORP
filed 2010-05-13
CIK 73773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 10, 2010, there were 2,366,408 shares of the issuer’s common stock, $.10 par value, outstanding.

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

Please see “Part I, Item 1A—Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2009, as well as Part II, Item IA—“Risk Factors” of this quarterly report on Form 10-Q, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

O.I. Corporation
and Subsidiary

Condensed Consolidated Balance Sheets
(In Thousands, Except Par Value)
	March 31,
	2010	December 31,
	(Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$4,145	$4,614
Accounts receivable, trade, net of allowance for doubtful accounts of $211 and $206, respectively	5,233	4,371
Inventories, net	5,403	5,657
Current deferred income tax assets	651	651
Other current assets	1,042	1,177
Total current assets	16,474	16,470

Property, plant and equipment, net	2,701	2,787
Long-term deferred income tax assets	566	566
Intangible assets, net	538	507
Other assets	214	257
Total assets	$20,493	$20,587

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$805	$1,077
Accrued compensation and other related expenses	874	761
Accrued liabilities	871	1,030
Total current liabilities	2,550	2,868

Uncertain tax positions-Long term liabilities	27	27

Commitments and contingencies

Stockholders' equity:
Common stock, $.10 par value, 10,000 shares authorized, 4,103 shares issued, 2,365 and 2,363 shares outstanding, respectively	410	410
Additional paid-in capital	5,544	5,515
Treasury stock, 1,738 and 1,740 shares, respectively, at cost	(13,125)	(13,134)
Retained earnings	25,087	24,901
Total stockholders' equity	17,916	17,692
Total liabilities and stockholders' equity	$20,493	$20,587

See Notes to Unaudited Condensed Consoldiated Financial Statements.

O.I. Corporation
and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Per $ Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net revenues:
Products	$4,730	$3,832
Services	802	789
	5,532	4,621

Cost of revenues:
Products	2,356	2,068
Services	244	382
	2,600	2,450

Gross profit	2,932	2,171

Selling, general and administrative expenses	1,827	1,977
Research and development expenses	674	946
Operating income (loss)	431	(752)

Other income, net	14	12
Income (loss) before income taxes	445	(740)

Provision (benefit) for income taxes	140	(244)
Net income (loss)	$305	$(496)

Earnings (loss) per share:
Basic	$0.13	$(0.21)
Diluted	$0.13	$(0.21)

Shares used in computing earnings (loss) per share:
Basic	2,365	2,351
Diluted	2,379	2,351

Cash dividends declared per share of common stock	$0.05	$0.05

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. Corporation
and Subsidiary

Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$305	$(496)
Depreciation and amortization	122	139
Stock based compensation	23	31
Change in working capital	(750)	802
Net cash flows (used in) provided by operating activities	(300)	476

Cash Flows from Investing Activities:
Maturity of investments	-	100
Purchase of property, plant and equipment	(31)	(35)
Proceeds from sale of property, plant and equipment	2	-
Change in other assets	(36)	(29)
Net cash flows (used in) provided by investing activities	(65)	36

Cash Flows from Financing Activities:
Proceeds from issuance of common stock pursuant to exercise of employee stock options and employee stock purchase plan	15	22
Purchase of Treasury stock	(1)	-
Payment of cash dividends on common stock	(118)	(117)
Net cash flows used in financing activities	(104)	(95)

Net (decrease) increase in cash and cash equivalents	(469)	417

Cash and cash equivalents:
Beginning of period	4,614	3,134
End of period	$4,145	$3,551

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

The Company believes that the disclosures are adequate to prevent the information from being misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

2. Inventories, Net

Inventories, net, which include material, labor and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

	March 31,	December 31,
	2010	2009

Raw materials	$4,347	$4,763
Work-in-process	423	415
Finished goods	1,236	1,073
Reserves	(603)	(594)
	$5,403	$5,657

3.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Quarter Ended March 31,
	2010	2009
Numerator, earnings (loss) attributable to common stockholders	$305	$(496)
Denominator:
Basic-weighted average common shares outstanding	2,365	2,351
Dilutive effect of employee stock options	14	-
Diluted outstanding shares	2,379	2,351

Basic earnings (loss) per common share	$0.13	$(0.21)
Diluted earnings (loss) per common share	$0.13	$(0.21)

For the three months ended March 31, 2010, there were 100,000 anti-dilutive shares.  For the three months ended March 31, 2009, the Company’s potentially dilutive options of 87,500 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share was anti-dilutive.

4. Stock-Based Compensation

On January 1, 2006, we adopted the provisions of ASC 718 Compensation-Stock Compensation.  In accordance with ASC 718, our financial statements recognize expense related to our stock-based compensation awards that were granted after January 1, 2006, or that were unvested as of January 1, 2006, based on their grant-date fair value.

Our compensation cost for stock-based compensation for the three months ended March 31, 2010 and 2009 was $23,000 and $31,000 , respectively.

ASC 718 requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.  There was no excess tax benefit for the three months ended March 31, 2010 or 2009.

No options were granted during the three months ended March 31, 2010 or 2009.

Other Information

As of March 31, 2010, we had $103,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over 1.1 years.

We received cash from options exercised during the first three months of fiscal years 2010 and 2009 of $1,000 and $12,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The Company’s practice has been to issue shares for option exercises out of treasury stock as provided under the terms of the 2003 Incentive Compensation Plan. We believe our treasury stock holdings are sufficient to satisfy any exercises in 2010.

5. Segment Data

The Company categorizes its operations into two business segments: Laboratory Products and Air-Monitoring Systems.  Operations in these segments include designing, manufacturing, marketing and selling analytical instruments.  In the Laboratory Products segment, the Company provides products generally used to ensure regulatory compliance with environmental requirements for water.  Analytical instruments sold in the Air-Monitoring Systems segment are used primarily for trace-level detection of airborne gaseous chemical-warfare agents.

The following is the Company’s business segment information for March 31, 2010 and 2009:

	Laboratory	Air-Monitoring
	Products	Systems	Total
2010
Revenue	$3,839	$1,693	$5,532
Operating income	177	254	431
Total Assets	16,604	3,889	20,493
Capital Expenditures	25	6	31
Depreciation and amortization	114	8	122

2009
Revenue	$3,228	$1,393	$4,621
Operating (loss)	(577)	(175)	(752)
Total Assets	16,655	3,371	20,026
Capital Expenditures	34	1	35
Depreciation and amortization	121	18	139

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2009.  This discussion also contains forward-looking statements.  Please see the “Caution Regarding Forward-Looking Information; Risk Factors” above.

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

RECENT DEVELOPMENTS

During the first quarter of 2010, we continued to experience a slowly improving trend in our Laboratory Products segment, with sales up 19% in comparison to the first quarter of 2009.  As expected and previously disclosed, sales in our Air-Monitoring segment benefitted from the initial shipment of MINICAMS under the Bechtel Contract announced last year, with revenues in that segment up 22% over the same period in 2009.  Improved sales combined with our lower cost structure after last year’s cost savings measures enabled us to generate operating earnings of $431,000 for the quarter.  This represents our fourth sequential quarter of steadily improving operating results.

Our cash position declined $469,000 during the first quarter, due largely to increased accounts receivable largely attributable to increased sales at CMS.  We anticipate positive cash flow over the balance of the year as our working capital stabilizes.  We ended the quarter with $4,145,000 in cash and no bank debt outstanding.

During the second quarter, we agreed to partner with a major industrial manufacturing and distribution company to develop a specialized water-testing instrument based on patented technology.  This project will consume a good deal of our R&D resources at CMS over the next four quarters, if it proceeds as expected.  The cost of this effort will be shared, with the partner covering about one third of CMS’s planned R&D expense over the remainder of 2010.  If successful, we expect to enter into a procurement agreement under which CMS would become the subcontract manufacturer for 100% of the customer demand for the new instrument.

Results of Operations

Revenues

	Three Months Ended
	March 31,				Increase
(dollars in 000’s)	2010	% of Rev.	2009	% of Rev.	(Decrease)
Sales by Segment:
Laboratory Products	$3,839	69.4%	$3,228	69.9%	$611
Air-Monitoring Systems	1,693	30.6%	1,393	30.1%	300
Total	$5,532	100.0%	$4,621	100.0%	$911

Total revenue increased $911,000, or 19.7%, for the three months ended March 31, 2010 compared to the first quarter of 2009.  Laboratory Products segment sales increased 18.9% in the first quarter, while sales in the Air-Monitoring Systems segment were up 21.5%.

Domestic sales growth of 24% was the primary driver in our increased Laboratory Products sales for the quarter, with GC products providing the largest increase.  Domestic sales of our TOC and Specific Air Monitoring product lines also increased substantially from last year, though we experienced a decline in Automated Chemistry Analyzers (“ACA”) sales in the first quarter.  We believe ACA sales will improve over the balance of the year due to recently approved cyanide testing methods that utilize our products.  Internationally, Laboratory Product sales increased 15%, due largely to improved sales of GC products and TOC products in both Europe and Asia.

Our growth in the Air-Monitoring Systems segment sales during the first quarter was primarily attributable to the first of six quarterly shipments under our previously announced contract with Bechtel National, Inc. for the purchase of MINICAMS®.  We expect quarterly shipments to Bechtel to continue through the second quarter of 2011.

Service revenues in the first quarter of 2010 were little changed from last year.  Our backlog remains very strong compared to, 2009, due in large part to the $5,680,000 contract with Bechtel National, Inc. for the purchase of MINICAMS®, though our Laboratory Products segment backlog is also well ahead of last year’s level at this time due to higher bookings activity.

Gross Profit

	Three Months Ended March 31,
	2010		2009
(dollars in 000’s)	$	%	$	%

Gross Profit by Segment:
Laboratory Products	$1,882	49.0%	$1,425	44.1%
Air-Monitoring Systems	1,050	62.0%	746	53.6%
Total	$2,932	53.0%	$2,171	47.0%

Our overall gross profit for the three months ended March 31, 2010 increased $761,000, or 35.1%, compared to the first quarter of 2009 due to higher sales.  On a percentage of sales basis, our overall margins improved by 6% in the first quarter of 2010.  Margins in our Laboratory Products segment were up 4.9% due largely to higher margins on service revenues.  Service margins were higher in 2010 due to reduced, low-margin non-commercial revenues.  Margins in our Air-Monitoring Systems segment increased 8.4% due in large part to favorable variances associated with higher production volume.

Operating Expenses

	Three Months Ended March 31,
	2010		2009
(dollars in 000’s)	$	% of Rev.	$	% of Rev.
SG&A Expenses by Segment:
Laboratory Products	$1,331	34.7%	$1,467	45.4%
Air-Monitoring Systems	496	29.3%	510	36.6%
Total	$1,827	33.0%	$1,977	42.8%

R&D Expenses by Segment:
Laboratory Products	$374	9.7%	$535	16.6%
Air-Monitoring Systems	300	17.7%	411	29.5%
Total	$674	12.2%	$946	20.5%

Total selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2010 decreased $150,000, or 7.6%, compared to the same period of the prior year due to lower SG&A expenses in the Laboratory Products segment.  The decline in Laboratory Products SG&A expenses was attributable to the cost savings measures initiated in the spring of last year which consisted primarily of pay and staff reductions, reduced Board-related expenses and reductions in travel and entertainment expense.  These cost savings were not fully realized until the second quarter of 2009.  SG&A expenses in the Air-Monitoring Systems segment declined slightly due to reduced staff expense.

Total research and development ("R&D") expenses for the three months ended March 31, 2010 decreased by $272,000, or 28.8%, compared to the first quarter of 2009, primarily due to significant cost reductions in both operating segments.  These cost reductions included wage and related expenses as well as lower project materials expense and reduced consulting fees.
Operating Income (Loss)

	Three Months Ended March 31,
	2010		2009
(dollars in 000’s)	$	% of Rev.	$	% of Rev.
Operating (Loss) Income by Segment
Laboratory Products	$177	4.6%	$(577)	-17.9%
Air-Monitoring Systems	254	15.0%	(175)	-12.6%
Total	$431	7.8%	$(752)	-16.3%

For the three months ended March 31, 2010, we generated total operating income of $431,000, or 7.8% compared to an operating loss of $752,000, or (16.3%) in the same period of the prior year.  Our improved results were attributable to higher sales volume, improved margins, and reduced SG&A expenses with operating results showing substantial improvement in both segments.

Other Income, Net

Other income totaled $14,000 for the three months ended March 31, 2010, little changed from last year.

Provision (Benefit) for Income Taxes

Our provision for income taxes totaled $140,000 during the first quarter of 2010, which resulted in an effective tax rate of 31.5% based on our estimated tax rate.  Our estimate is based on projected taxable income for the year and considers applicable tax credits such as the R&D tax credit and the Domestic Production Activity Deduction.  In the first quarter of 2009, we recorded a tax benefit of $244,000 due to the loss incurred last year.

Liquidity and Capital Resources

Net cash flow used in operating activities for the quarter ended March 31, 2010 totaled $300,000 compared to cash flow provided by operating activities of $476,000 during the comparable period of 2009.  Though we generated much higher net income in the first quarter of 2010 than last year, increased working capital associated with our higher level of sales more than offset improved earnings, which resulted in a negative cash flow from operations.  The increase in working capital was primarily attributable to growth in accounts receivable.  We expect operating activities to generate positive cash flow over the balance of the year as our working capital requirements stabilize.

Net cash flow used in investing activities totaled $65,000 for the three months ended March 31, 2010, compared to cash flow provided by investing activities of $36,000 in the first quarter of 2009.  During 2009, a $100,000 investment matured and was converted to cash.   We currently have no investments and continue to minimize purchases of capital equipment.  As of March 31, 2010, we had no material commitments for the purchase of property, plant and equipment outstanding.

Net cash flow used in financing activities for the three months ended March 31, 2010 totaled $104,000, compared to $95,000 in 2009.    The primary component of cash used in financing activities during both periods was cash dividends paid on our common stock.

Cash, cash equivalents and short-term investments totaled $4,145,000 as of March 31, 2010, compared to $4,614,000 as of December 31, 2009.  We continue to believe that our liquid assets are sufficient to fund working capital, R&D, and capital expenditures for the near term.  As the economy continues to improve, we anticipate that cash flows from operations will generate sufficient cash flow to meet our long-term liquidity needs.

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

Our Board of Directors declared a cash dividend on April 28, 2010 of $0.05 per common share payable on June 1, 2010 to shareholders of record at the close of business on May 14, 2010.  The quarterly dividend was declared in connection with the Board's decision in 2006 to establish an annual cash dividend of $0.20 per share, payable at $0.05 per quarter. The payment of future cash dividends under the policy is subject to the approval of our Board of Directors.

Off-Balance Sheet Arrangements

As of March 31, 2010 we had no off-balance sheet arrangements.

Critical Accounting Policies

Please reference Part II-Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the period from January 1, 2010 to March 31, 2010, an evaluation under the supervision and with the participation of management, including the Chief Executive Officer/Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures was conducted.  Based on that evaluation, the Chief Executive Officer/ Chief Financial Officer has concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.

Subsequent to the date of his evaluation, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including the Chief Executive Officer/ Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Part II- Other Information

Item 1. Legal Proceedings

In the normal course of our business, we are subject to legal proceedings brought against us.  There have been no material developments to the legal proceedings described in Part I, Item 3, "Legal Proceedings" in our Annual Report on Form 10-K for the year-ended December 31, 2009, and there are no new reportable legal proceedings for the quarter ended March 31, 2010.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

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

O. I. CORPORATION
(Registrant)

Date:	May 13, 2010	BY: /s/ J. Bruce Lancaster
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