Form 10-Q
period 2010-06-30
OI CORP
filed 2010-08-16
CIK 73773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of August 12, 2010, there were 2,361,628 shares of the issuer’s common stock, $.10 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

O.I. Corporation
and Subsidiary

Condensed Consolidated Balance Sheets
(In Thousands, Except Par Value)

	June 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$4,582	$4,614
Accounts receivable, trade, net of allowance for doubtful accounts of $175 and $206, respectively	5,782	4,371
Investments available for sale,at market	489	-
Inventories, net	5,404	5,657
Current deferred income tax assets	651	651
Other current assets	660	1,177
Total current assets	17,568	16,470

Property, plant, and equipment ,net	2,688	2,787
Long-term deferred income tax assets	567	566
Intangible assets, net	530	507
Other assets	194	257
Total assets	$21,547	$20,587

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$1,068	$1,077
Accrued compensation and other related expenses	1,086	761
Accrued liabilities	1,117	1,030
Total current liabilities	3,271	2,868

Uncertain tax positions-Long term liabilities	27	27

Commitments and contingencies

Stockholders' equity:
Common stock, $.10 par value, 10,000 shares authorized, 4,103 shares issued, 2,362 and 2,363 outstanding, respectively	410	410
Additional paid-in capital	5,572	5,515
Treasury stock, 1,741 and 1,740 shares, respectively, at cost	(13,155)	(13,134)
Retained earnings	25,425	24,901
Accumulated other comprehensive loss, net	(3)	-
Total stockholders' equity	18,249	17,692
Total liabilities and stockholders' equity	$21,547	$20,587

See Notes to Unaudited Condensed Consoldiated Financial Statements.

O.I. Corporation
and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Per $ Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues:
Products	$5,515	$4,070	$10,245	$7,901
Services	929	806	1,731	1,596
	6,444	4,876	11,976	9,497

Cost of revenues:
Products	2,826	2,211	5,182	4,280
Services	367	293	611	674
	3,193	2,504	5,793	4,954

Gross profit	3,251	2,372	6,183	4,543

Selling, general and administrative expenses	1,868	1,629	3,695	3,605
Research and development expenses	617	746	1,291	1,692
Operating income (loss)	766	(3)	1,197	(754)

Other income, net	6	16	20	27
Income (loss) before income taxes	772	13	1,217	(727)

Provision (benefit) for income taxes	316	-	456	(244)
Net income (loss)	$456	$13	$761	$(483)

Other comprehensive income, net of tax,
Unrealized losses on investments	$(3)	$-	$(3)	$-
Comprehensive income (loss)	$453	$13	$758	$(483)

Earnings (loss) per share:
Basic	$0.19	$0.01	$0.32	$(0.21)
Diluted	$0.19	$0.01	$0.32	$(0.21)

Shares used in computing earnings (loss) per share:
Basic	2,366	2,354	2,365	2,353
Diluted	2,381	2,369	2,380	2,353

Cash dividends declared per share of common stock	$0.05	$0.05	$0.10	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. Corporation
and Subsidiary

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income / (loss)	$761	$(483)
Depreciation and amortization	240	271
Stock based compensation	46	60
Change in working capital	(176)	755
Net cash flows provided by operating activities	871	603

Cash Flows from Investing Activities:
Purchase of investments	(494)	-
Sales and maturity of investments	-	197
Purchase of property, plant and equipment	(130)	(37)
Proceeds from sale of property, plant and equipment	2	4
Change in other assets	(35)	(55)
Net cash flows (used in) provided by investing activities	(657)	109

Cash Flows from Financing Activities:
Proceeds from issuance of common stock pursuant to exercise of employee stock options and employee stock purchase plan	28	43
Purchase of Treasury stock	(37)	-
Payment of cash dividends on common stock	(237)	(235)
Net cash flows used in financing activities	(246)	(192)

Net (decrease) increase in cash and cash equivalents	(32)	520

Cash and cash equivalents:
Beginning of period	4,614	3,134
End of period	$4,582	$3,654

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. CORPORATION and SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation.

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

Inventories, net, which include material, labor, and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

	June 30,	December 31,
	2010	2009

Raw materials	$4,560	$4,763
Work-in-process	251	415
Finished goods	1,191	1,073
Reserves	(598)	(594)
	$5,404	$5,657

3.	Comprehensive Income/(Loss).

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity. The Company's components of comprehensive income (loss) are net income (loss) and unrealized gains and losses on available-for-sale investments.

4.	Earnings (loss) Per Share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Numerator, earnings (loss) attributable to common stockholders	$456	$13	$761	$(483)
Denominator:
Basic-weighted average common shares outstanding	2,366	2,354	2,365	2,353
Dilutive effect of employee stock options	15	15	15	-
Diluted outstanding shares	2,381	2,369	2,380	2,353

Basic earnings (loss) per common share	$0.19	$0.01	$0.32	$(0.21)
Diluted earnings (loss) per common share	$0.19	$0.01	$0.32	$(0.21)

For the three and six months ended June 30, 2010, 81,000 shares were not in-the-money and were thus anti-dilutive.  These shares were not used in the calculation of diluted earnings per share for 2010.  For the three and six months ended June 30, 2009, there were 107,550 anti-dilutive shares.

5.	Stock-Based Compensation.

On January 1, 2006, we adopted the provisions of ASC 718 Compensation-Stock Compensation.  In accordance with ASC 718, our financial statements recognize expense related to our stock-based compensation awards that were granted after January 1, 2006, or that were unvested as of January 1, 2006, based on their grant-date fair value.

Our compensation cost for stock-based compensation for the three months ended June 30, 2010 and 2009 was $23,000 and $29,000, respectively.  Our compensation cost for stock-based compensation was $46,000 and $60,000, respectively for the six months ended June 30, 2010 and 2009.

ASC 718 requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.  There was no excess tax benefit for the six months ended June 30, 2010 or 2009.

No options were granted during the six months ended June 30, 2010 or 2009.

Other information

As of June 30, 2010, we had $81,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a 0.8 year period.

We received cash from options exercised during the first six months of fiscal years 2010 and 2009 of $1,000 and $14,000, respectively.  The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The Company’s practice has been to issue shares for option exercises out of treasury stock as provided under the terms of the 2003 Incentive Compensation Plan. We believe that our treasury stock holdings are sufficient to satisfy any exercises in 2010.

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

Following is the Company’s business segment information for June 30, 2010 and 2009:

	Laboratory	Air-Monitoring
	Products	Systems	Total
2010
2nd Quarter Revenue	$4,539	$1,905	$6,444
Year to Date Revenue	8,378	3,598	11,976
2nd Quarter Operating income	392	374	766
Year to Date Operating income	569	628	1,197
Total Assets	17,360	4,187	21,547
Capital Expenditures	121	9	130
Depreciation and amortization	223	17	240

2009
2nd Quarter Revenue	$3,684	$1,192	$4,876
Year to Date Revenue	6,911	2,586	9,497
2nd Quarter Operating income (loss)	21	(24)	(3)
Year to Date Operating income (loss)	(555)	(199)	(754)
Total Assets	16,093	3,551	19,644
Capital Expenditures	36	1	37
Depreciation and amortization	236	35	271

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

RECENT DEVELOPMENTS

During the second quarter of 2010, we continued to experience improved performance with sales up significantly in both operating segments.  Increased sales combined with our lower cost structure after last year’s cost savings measures enabled us to generate operating earnings of $766,000 for the quarter and net income of $456,000, or $0.19 per share.
This represents our fifth sequential quarter of steadily improving operating results.

After a decline in cash during the first quarter due to increased working capital requirements, our cash and short-term investments were up $457,000 as of June 30, 2010 compared to the previous year-end.  We continue to anticipate positive cash flow over the balance of the year.  Cash and short-term investments totaled $5,071,000 at the end of the second quarter with no bank debt outstanding.

Results of Operations

Revenues

	Three Months Ended					Six Months Ended
	June 30,				Increase	June 30,				Increase
(dollars in 000’s)	2010	% of Rev.	2009	% of Rev.	(Decrease)	2010	% of Rev.	2009	% of Rev.	(Decrease)
Sales by Segment:
Laboratory Products	$4,539	70.4%	$3,684	75.6%	$855	$8,378	70.0%	$6,911	72.8%	$1,467
Air-Monitoring Systems	1,905	29.6%	1,192	24.4%	713	3,598	30.0%	2,586	27.2%	1,012
Total	$6,444	100.0%	$4,876	100.0%	$1,568	$11,976	100.0%	$9,497	100.0%	$2,479

Total revenue increased $1,568,000, or 32.2%, for the three months ended June 30, 2010 compared to the same period in 2009, with sales substantially higher in both of our operating segments.

In the Laboratory Products segment, the bulk of our revenue increase was attributable to improved domestic product sales, which were up 77% compared to the second quarter of 2009.  Last year’s second quarter results were substantially impacted by the global economic downturn that also impacted most capital equipment providers.  Our domestic sales growth resulted from the continued trend of slowly improving domestic demand, with roughly half our domestic sales increase resulting from shipments of water testing products to the Gulf of Mexico region due to the oil spill in that area.  International product sales increased 5% during the second quarter, due primarily to higher shipments to China, Taiwan and the Asia Pacific region.  Service revenues were largely unchanged from last year.

In the Air-Monitoring Systems segment our sales increased 60% during the second quarter of 2010 compared to the same period of 2009 primarily due to the second of six quarterly shipments under our previously announced contract with Bechtel National, Inc. for the purchase of MINICAMS®.  We expect quarterly shipments to Bechtel to continue through the second quarter of 2011.

On a year to date basis, our overall revenue increased $2,479,000, or 26.1%, compared to the six months ended June 30, 2009.  Our Laboratory Products segment sales increased 21.2% and the Air-Monitoring Systems segment sales increased 39.1% during this period. Domestic product sales provided the majority of growth in the Laboratory Products segment, up 50% compared to the first six months of 2009, while international sales increased 10% during that same period.  International sales increased in all geographic regions except Latin America.  Air-Monitoring sales growth was attributable to shipments to Bechtel National as noted above.

Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
(dollars in 000’s)	$	%	$	%	$	%	$	%

Gross Profit by Segment:
Laboratory Products	$2,124	46.8%	$1,614	43.8%	$4,006	47.8%	$3,039	44.0%
Air-Monitoring Systems	1,127	59.2%	758	63.6%	2,177	60.5%	1,504	58.2%
Total	$3,251	50.5%	$2,372	48.6%	$6,183	51.6%	$4,543	47.8%

Overall gross profit for the three months ended June 30, 2010 increased $879,000, or 37.1%, compared to the second quarter of 2009 because of higher sales volume.  Margins in our Laboratory Products segment were up 3% on a percentage of sales basis because of improved manufacturing variances associated with our increased production levels.  Margins in our Air-Monitoring Systems segment decreased 4.4% in 2010 due in large part to last year’s above average margin which resulted from a favorable mix of service revenues.

On a year to date basis, gross profit increased $1,640,000, or 36.1%, in 2010 compared to last year because of higher sales volume.   As a percentage of sales, gross profit margins increased 3.8% from last year with margins up in both segments.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
(dollars in 000’s)	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
SG&A Expenses by Segment:
Laboratory Products	$1,372	30.2%	$1,204	32.7%	$2,702	32.3%	$2,670	38.6%
Air-Monitoring Systems	496	26.0%	425	35.7%	993	27.6%	935	36.2%
Total	$1,868	29.0%	$1,629	33.4%	$3,695	30.9%	$3,605	38.0%

R&D Expenses by Segment:
Laboratory Products	$360	7.9%	$389	10.6%	$735	8.8%	$924	13.4%
Air-Monitoring Systems	257	13.5%	357	29.9%	556	15.5%	768	29.7%
Total	$617	9.6%	$746	15.3%	$1,291	10.8%	$1,692	17.8%

Total selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2010 increased $239,000, or 14.7%, compared to the same period of the prior year.  In the Laboratory Products segment, SG&A expenses increased primarily due to increased commissions and selling expenses related to higher sales.

For the six months ended June 30, 2010, SG&A expenses increased $90,000, or 2.5%, compared to the same period of the prior year.  SG&A expenses in the Laboratory Products segment increased 1.2% due to increased sales commissions and product support expenses.  SG&A expenses in the Air-Monitoring Systems segment increased because of higher service and product support expenses.

During the second quarter of 2010, research and development ("R&D") expenses decreased by $129,000, or 17.3%, compared to the same period of last year.  The decline in Laboratory Products related R&D expenses during the second quarter was attributable to lower expenses related to compensation, contract labor, consulting and supplies.   R&D expenses in the Air-Monitoring Systems segment were down because of lower wage-related and supplies expenses attributable to certain R&D related resources being allocated to the Bechtel contract and the implementation of cost control measures last year.

R&D expenses for the six months ended June 30, 2010 decreased by $401,000, or 23.7%, compared to the same period of the prior year.  The decline in Laboratory Products related R&D expenses during the first half of 2010 was due primarily to decreased wage related expenses, consulting, travel and project materials.  R&D expenses in the Air-Monitoring Systems segment for the year to date declined due to reduced wages and wage-related expenses, as well as a reduction in consulting, travel and project materials expenses.

Operating Income (Loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
(dollars in 000’s)	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
Operating (Loss) Income by Segment
Laboratory Products	$392	8.6%	$21	0.6%	$569	6.8%	$(555)	-8.0%
Air-Monitoring Systems	374	19.6%	(24)	-2.0%	628	17.5%	(199)	-7.7%
Total	$766	11.9%	$(3)	-0.1%	$1,197	10.0%	$(754)	-7.9%

For the three months ended June 30, 2010, we generated total operating income of $766,000, or 11.9% compared to an operating loss of $3,000, or (0.1%) in the same period of the prior year. On a year to date basis, we generated total operating income of $1,197,000, or 10.0% compared to an operating loss of $754,000, or (7.9%) during the first six months of 2009.  This increase in earnings was primarily attributable to increased sales in both segments and decreased R&D expense.

Provision (Benefit) for Income Taxes

Our provision for income taxes totaled $316,000 and $456,000 for the three and six months ended June 30, 2010, respectively, which resulted in an effective tax rate of 40.9% and 37.5%, respectively based on our estimated tax rate.  For the three months ended June 30, 2009, no provision for income taxes was recognized.  For the six months ended June 30, 2009, we recorded a tax benefit of $244,000 due to the net operating loss incurred in the first six months of last year.  Our effective tax rate increased from prior periods primarily due to the current period's lack of research tax credit.  The research tax credit expired on December 31, 2009.  This benefit will not be incorporated into our 2010 results unless it is extended by Congress.

Liquidity and Capital Resources

Net cash flow provided by operating activities for the six months ended June 30, 2010 totaled $871,000 compared to $603,000 during the comparable period of 2009.  Our 2010 operating cash flow was favorably impacted by an increase in net income to $761,000 compared to a loss of $483,000 in 2009.  The favorable impact of our improved profitability was partially offset by increased working capital attributable to higher accounts receivable resulting from increased sales in 2010.

Net cash flow used in investing activities totaled $657,000 through the first six months of 2010, compared to cash provided by investing activities of $109,000 for the same period in 2009.  The primary use of cash was the purchase of $494,000 of 3rd party preferred stock acquired in an effort to improve the return on our funds.  Purchases of property, plant and equipment increased to $130,000 in 2010, up $93,000 from last year due in large part to the purchase of a specialized instrument that will be used for application support related to the combined TOC and WS-CRDS technology we recently developed in conjunction with Picarro, Inc.  We have no material commitments for capital expenditures as of June 30, 2010.

Net cash flow used in financing activities for the six months ended June 30, 2010, totaled $246,000, compared to $192,000 for the same period of the prior year.  Dividend payments constituted the primary component of cash used in financing activities during both periods presented.  During 2010, we began repurchasing shares of our common stock and have authority to purchase approximately 131,000 additional shares under our current plan.

Cash, cash equivalents and short-term investments totaled $5,071,000 as of June 30, 2010, compared to $4,614,000 as of December 31, 2009.  We continue to believe that our liquid assets are sufficient to fund working capital, R&D, and capital expenditures for the near term.  As the economy continues to improve, we anticipate that cash flows from operations will generate sufficient cash flow to meet our long-term liquidity needs.

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

Off-Balance Sheet Arrangements

As of June 30, 2010 we had no off-balance sheet arrangements.

Critical Accounting Policies

Please reference Part II-Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the period from April 1, 2010 to June 30, 2010, an evaluation under the supervision and with the participation of management, including the Chief Executive Officer/CFO (our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures was conducted.  Based on that evaluation, the Chief Executive Officer/CFO has concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.

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

Part II- Other Information

Item 1. Legal Proceedings

In the normal course of our business, we are subject to legal proceedings brought against us.  There have been no material developments to the legal proceedings described in Part I, Item 3, "Legal Proceedings" in our Annual Report on Form 10-K for the year-ended December 31, 2009, and there are no new reportable legal proceedings for the quarter ended June 30, 2010.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

In the Company’s 2010 Proxy Statement, it was stated that all proposals of shareholders, including the nomination of persons to stand for election to the Company’s Board of Directors, intended for inclusion in the Company’s 2011 Proxy Statement shall be presented no later than one hundred and twenty (120) days prior to the one year anniversary of the mailing of the preceding year’s proxy statement, or December 17, 2010.

In accordance with Section 11(a)(ii) of Article II of the Company’s Bylaws, the Proxy Statement should have stated that all proposals of shareholders, including the nomination of persons to stand for election to the Company’s Board of Directors, intended for inclusion in the Company’s 2011 Proxy Statement shall be presented no more than ninety nor less than sixty days prior to the first anniversary of the preceding year’s annual meeting, or between February 17, 2011 and March 19, 2011.  All proposals submitted for inclusion in the Proxy Statement must comply with all requirements of the Securities and Exchange Commission as well as the Company’s Bylaws.

Item 6. Exhibits

10.1*
Amendment No. 4 to the Value Added Reseller Program Agreement AHA47 By and Between Agilent Technologies, Inc. and O.I. Corporation dated July 1, 2010. (Portions of this Exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request).

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

O. I. CORPORATION
(Registrant)

Date: August 16, 2010	BY: /s/ J. Bruce Lancaster
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

10.1*
Amendment No. 4 to the Value Added Reseller Program Agreement AHA47 By and Between Agilent Technologies, Inc. and O.I. Corporation dated July 1, 2010. (Portions of this Exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request).

31*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith