Form 10-K/A
period 2009-12-31
OI CORP
filed 2010-08-26
CIK 73773

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

The number of outstanding shares of the common stock as of August 25, 2010 was 2,361,628.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of O.I. Corporation (the “Registrant” or the “Company”) for the fiscal year ended December 31, 2009, filed on March 15, 2010 (the “Original Filing”), is being filed solely for the purpose of amending and restating the certification attached as Exhibit 31.1 to the Original Filing.  The certification is being amended to conform to the exact language set forth in Item 601(b)(31) of Regulation S-K.  Exhibits 31.2 and 32.1 are filed because an amendment to the Form 10-K is being filed.  This report is limited in scope to the item identified above and should be read in conjunction with the Original Filing.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Filing.

PART IV

Item 15.  Exhibits and Financial Statements Schedules

The following exhibits are filed with this report.

31.1	Amended Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K).
31.2	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K/A).
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Form 10-K/A).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O. I. CORPORATION

/s/ J. Bruce Lancaster
Date:	August 26, 2010	By:	J. Bruce Lancaster
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

*	Chief Executive Officer and Chief Financial Officer	August 26, 2010
J. Bruce Lancaster	(Principal Executive and Principal Financial Officer)

*	Co-Chairman of the Board	August 26, 2010
Raymond E. Cabillot

*	Director	August 26, 2010
Richard W.K. Chapman

*	Co-Chairman of the Board	August 26, 2010
John K.H. Linnartz

*	President, Chief Operating Officer, and Director	August 26, 2010
Donald P. Segers

*By Power of Attorney