Form 10-Q
period 2010-09-30
OI CORP
filed 2010-11-03
CIK 73773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, there were 2,362,388 shares of the issuer’s common stock, $.10 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

O.I. Corporation
and Subsidiary

Condensed Consolidated Balance Sheets
(In Thousands, Except Par Value)
	September 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$6,340	$4,614
Accounts receivable, trade, net of allowance for
doubtful accounts of $176 and $206, respectively	5,532	4,371
Inventories, net	5,318	5,657
Current deferred income tax assets	651	651
Other current assets	663	1,177
Total current assets	18,504	16,470

Property, plant, and equipment, net	2,615	2,787
Long-term deferred income tax assets	566	566
Intangible assets, net	533	507
Other assets	170	257
Total assets	$22,388	$20,587

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$1,035	$1,077
Accrued compensation and other related expenses	1,137	761
Accrued liabilities	1,471	1,030
Total current liabilities	3,643	2,868

Uncertain tax positions-Long term liabilities	27	27

Commitments and contingencies

Stockholders' equity:
Common stock, $.10 par value, 10,000 shares
authorized, 4,103 shares issued, 2,361 and 2,363 outstanding, respectively	410	410
Additional paid-in capital	5,600	5,515
Treasury stock, 1,742 and 1,740 shares, respectively, at cost	(13,161)	(13,134)
Retained earnings	25,869	24,901
Total stockholders' equity	18,718	17,692
Total liabilities and stockholders' equity	$22,388	$20,587

See Notes to Unaudited Condensed Consoldiated Financial Statements.

O.I. Corporation
and Subsidiary

Condensed Consolidated Statements of Operations
(In Thousands, Except Per $ Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues:
Products	$5,474	$4,030	$15,719	$11,931
Services	960	859	2,691	2,455
	6,434	4,889	18,410	14,386

Cost of revenues:
Products	2,696	2,020	7,878	6,300
Services	381	335	992	1,009
	3,077	2,355	8,870	7,309

Gross profit	3,357	2,534	9,540	7,077

Selling, general and administrative expenses	1,955	1,634	5,650	5,239
Research and development expenses	515	615	1,806	2,307
Operating income (loss)	887	285	2,084	(469)

Other income, net	13	8	33	35
Income (loss) before income taxes	900	293	2,117	(434)

Provision (benefit) for income taxes	338	81	794	(163)
Net income (loss)	$562	$212	$1,323	$(271)

Earnings (loss) per share:
Basic	$0.24	$0.09	$0.56	$(0.12)
Diluted	$0.24	$0.09	$0.56	$(0.12)

Shares used in computing earnings (loss) per share:
Basic	2,363	2,357	2,365	2,354
Diluted	2,380	2,366	2,380	2,354

Cash dividends declared per share of common stock	$0.05	$0.05	$0.15	$0.15

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. Corporation
and Subsidiary

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income / (loss)	$1,323	$(271)
Depreciation and amortization	358	399
Stock based compensation	69	83
Change in working capital	555	1,113
Net cash flows provided by operating activities	2,305	1,324

Cash Flows from Investing Activities:
Purchase of investments	(494)	-
Sales and maturity of investments	492	300
Purchase of property, plant and equipment	(170)	(106)
Proceeds from sale of property, plant and equipment	2	20
Change in other assets	(43)	(55)
Net cash flows (used in) provided by investing activities	(213)	159

Cash Flows from Financing Activities:
Proceeds from issuance of common stock pursuant to exercise
of employee stock options and employee stock purchase plan	38	55
Purchase of Treasury stock	(49)	(7)
Payment of cash dividends on common stock	(355)	(353)
Net cash flows used in financing activities	(366)	(305)

Net increase in cash and cash equivalents	1,726	1,178

Cash and cash equivalents:
Beginning of period	4,614	3,134
End of period	$6,340	$4,312

See Notes to Unaudited Condensed Consolidated Financial Statements.

O.I. CORPORATION and SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation.

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

Inventories, net, which include material, labor, and manufacturing overhead, are stated at the lower of first-in, first-out cost or market (in thousands):

	September 30,	December 31,
	2010	2009

Raw materials	$4,090	$4,763
Work-in-process	304	415
Finished goods	1,546	1,073
Reserves	(622)	(594)
	$5,318	$5,657

3.	Earnings (loss) Per Share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Numerator, earnings attributable to common
stockholders	$562	$212	$1,323	$(271)
Denominator:
Basic-weighted average common shares
outstanding	2,363	2,357	2,365	2,354
Dilutive effect of employee stock options	17	9	15	-
Diluted outstanding shares	2,380	2,366	2,380	2,354

Basic earnings per common share	$0.24	$0.09	$0.56	$(0.12)
Diluted earnings per common share	$0.24	$0.09	$0.56	$(0.12)

For the three and nine months ended September 30, 2010, 73,000 shares were not in-the-money and were thus anti-dilutive.  These shares were not used in the calculation of diluted earnings per share for 2010.  For the three and nine months ended September 30, 2009, there were 118,900 and 102,000 anti-dilutive shares, respectively.

4.  Stock-Based Compensation.

On January 1, 2006, we adopted the provisions of ASC 718 Compensation-Stock Compensation.  In accordance with ASC 718, our financial statements recognize expense related to our stock-based compensation awards that were granted after January 1, 2006, or that were unvested as of January 1, 2006, based on their grant-date fair value.

Our compensation cost for stock-based compensation for the three months ended September 30, 2010 and 2009 was $23,000. Our compensation cost for stock-based compensation was $69,000 and $83,000, respectively for the nine months ended September 30, 2010 and 2009.

ASC 718 requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.  There was no excess tax benefit for the nine months ended September 30, 2010 or 2009.

No options were granted during the nine months ended September 30, 2010 or 2009.

Other information

As of September 30, 2010, we had $58,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a 0.6-year period.

We received cash from options exercised during the first nine months of fiscal years 2010 and 2009 of $1,000 and $14,000, respectively.  The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

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

Following is the Company’s business segment information for September 30, 2010 and 2009 (in thousands):

	Laboratory	Air-Monitoring
	Products	Systems	Total
2010
3rd Quarter Revenue	$4,082	$2,352	$6,434
Year to Date Revenue	12,460	5,950	18,410
3rd Quarter Operating income	216	671	887
Year to Date Operating income	785	1,299	2,084
Total Assets	17,886	4,502	22,388
Capital Expenditures	154	16	170
Depreciation and amortization	333	25	358

2009
3rd Quarter Revenue	$3,565	$1,324	$4,889
Year to Date Revenue	10,476	3,910	14,386
3rd Quarter Operating income	156	129	285
Year to Date Operating income (loss)	(399)	(70)	(469)
Total Assets	16,449	3,415	19,864
Capital Expenditures	105	1	106
Depreciation and amortization	356	43	399

6.  Subsequent Events

During the third quarter of 2010, the Company entered into an Agreement and Plan of Merger with ITT Corporation and Oyster Acquisition Corp. to be acquired for a cash purchase price of $12 per share.  In addition, the Agreement provides for the payment of a special contingent dividend of up to $0.50 per share to the Company’s shareholders as of a record date to be established by the Company’s Board, provided the Company has a certain Net Cash Amount, as such term is defined in the Agreement, as of immediately prior to the acquisition, and after giving effect to the payment of the special contingent dividend.  The Company’s Board of Directors believes that at the closing of the merger contemplated by the Agreement the Company’s Net Cash Amount will exceed the amount required by the Agreement, after giving effect to the payment of the $0.50 per share special contingent dividend.  Accordingly, the Company’s Board has declared a special contingent dividend of $0.50 per share, with a record date of November 10, 2010 and payable on November 15, 2010.

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

RECENT DEVELOPMENTS

During the third quarter of 2010, we entered into an Agreement and Plan of Merger with ITT Corporation and Oyster Acquisition Corp. to be acquired for a cash purchase price of $12 per share.  In addition, the Agreement provides for the payment of a special contingent dividend of up to $0.50 per share to our shareholders as of a record date to be established by our Board, provided we have a certain Net Cash Amount, as such term is defined in the Agreement, as of immediately prior to our acquisition, and after giving effect to the payment of the special contingent dividend.  Our Board of Directors believes that at the closing of the merger contemplated by the Agreement our Net Cash Amount will exceed the amount required by the Agreement, after giving effect to the payment of the $0.50 per share special contingent dividend.  Accordingly, our Board has declared a special contingent dividend of $0.50 per share, with a record date of November 10, 2010 and payable on November 15, 2010.

In connection with the Agreement, the Company has filed its definitive proxy statement with the SEC on October 14, 2010.  Before making any voting or investment decision relating to the Agreement or the transactions contemplated by the Agreement, shareholders are urged to read carefully in their entirety the proxy statement regarding the proposed transaction and any other relevant documents filed by the Company with the SEC when they become available because they will contain important information about the proposed transaction

From an operational standpoint, we continued to experience improved performance during the third quarter with sales and profitability up significantly in both operating segments.  Our improved earnings have generated positive cash flow with our cash up $1,726,000 as of September 30, 2010 as compared to the previous year-end.  Our cash and cash equivalents totaled $6,340,000 at the end of the third quarter and we have no bank debt outstanding.

Results of Operations (dollars in 000’s)

Revenues

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
(dollars in 000’s)	2010	% of Rev.	2009	% of Rev.	Increase	2010	% of Rev.	2009	% of Rev.	Increase
Sales by Segment:
Laboratory Products	$4,082	63.4%	$3,565	72.9%	$517	$12,460	67.7%	$10,476	72.8%	$1,984
Air-Monitoring Systems	2,352	36.6%	1,324	27.1%	1,028	5,950	32.3%	3,910	27.2%	2,040
Total	$6,434	100.0%	$4,889	100.0%	$1,545	$18,410	100.0%	$14,386	100.0%	$4,024

Total revenue increased $1,545,000, or 31.6%, for the three months ended September 30, 2010 compared to the same period in 2009.  Sales in the Laboratory Products segment were up 15%, and sales in the Air-Monitoring Systems segment were up 78% from the prior year.

In the Laboratory Products segment, domestic product sales increased 16% compared to the third quarter of 2009 due largely to increased demand for our gas chromatography (or GC) sample introduction equipment used for testing volatile organic compounds.  International product sales increased 23% compared to the third quarter of 2009 with gains in Asia and Latin America partially offset by a decrease in European sales.  Our new distribution network in China has improved sales in that region with a particular emphasis on our total organic carbon product while the decrease in sales to Europe was primarily driven by decreased demand for GC related products in the major European economies.

In the Air-Monitoring Systems segment, sales increased 78% compared to the third quarter of 2009 primarily due to the third of six quarterly shipments under our previously announced contract with Bechtel National, Inc. for the purchase of MINICAMS®.  We expect quarterly shipments to Bechtel to continue through the second quarter of 2011.

On a year to date basis, our overall revenue increased $4,024,000, or 28.0%, compared to the nine months ended September 30, 2009.  Laboratory Products segment sales increased 18.9% while Air-Monitoring Systems segment sales increased 52.2% compared to the first nine months of 2009.  Domestic product sales provided the majority of growth in the Laboratory Products segment, up 40% compared to the first nine months of 2009 primarily driven by strong demand for GC product sales.   International sales increased 15% during that same period due largely to total organic carbon, or TOC, sales growth in Asia.  These increases were partially offset by a decrease in European sales attributable to the sluggish European economy and lower sales of our automated chemistry analyzers, or ACA, products. Air-Monitoring Systems sales growth was attributable to shipments to Bechtel National as noted above.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
(dollars in 000’s)	$	%	$	%	$	%	$	%

Gross Profit by Segment:
Laboratory Products	$2,035	49.9%	$1,687	47.3%	$6,041	48.5%	$4,726	45.1%
Air-Monitoring Systems	1,322	56.2%	847	64.0%	3,499	58.8%	2,351	60.1%
Total	$3,357	52.2%	$2,534	51.8%	$9,540	51.8%	$7,077	49.2%

Consolidated gross profit for the three months ended September 30, 2010 increased $823,000, or 32.5%, compared to the third quarter of 2009 because of higher sales volume.  Our consolidated gross profit margin increased to 52.2% compared to 51.8% during the same period last year.  Margins in our Laboratory Products segment were up 2.6% on a percentage of sales basis because of decreased warranty costs and a favorable mix of service revenues.  Margins in our Air-Monitoring Systems segment decreased 7.8% in the third quarter of 2010 due in large part to last year’s above average margin which was largely attributable to a favorable mix of service revenues.

On a year to date basis, gross profit increased $2,463,000, or 34.8%, compared to last year largely because of higher sales volume.  As a percentage of sales, gross profit margins increased 2.6% from last year with margins up 3.4% in the Laboratory Products segment and down 1.3% in the Air-Monitoring Systems segment.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
(dollars in 000’s)	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
SG&A Expenses by Segment:
Laboratory Products	$1,444	35.4%	$1,212	34.0%	$4,146	33.3%	$3,882	37.1%
Air-Monitoring Systems	511	21.7%	422	31.9%	1,504	25.3%	1,357	34.7%
Total	$1,955	30.4%	$1,634	33.4%	$5,650	30.7%	$5,239	36.4%

R&D Expenses by Segment:
Laboratory Products	$375	9.2%	$319	8.9%	$1,110	8.9%	$1,243	11.9%
Air-Monitoring Systems	140	6.0%	296	22.4%	696	11.7%	1,064	27.2%
Total	$515	8.0%	$615	12.6%	$1,806	9.8%	$2,307	16.0%

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2010 increased $321,000, or 19.6%, compared to the same period of the prior year.  In the Laboratory Products segment, the increase in SG&A expenses was attributable to higher commissions and selling expenses related to our growth in sales and increased compensation expense as we increased salaries to their levels prior to the salary reductions initiated during the 2009 economic downturn.  Our increased SG&A expense in the Air Monitoring Systems segment was due primarily to increased compensation expense related to salary increases as noted above.

For the nine months ended September 30, 2010, SG&A expenses increased $411,000, or 7.8%, compared to the same period of the prior year.  Increased SG&A expenses in the Laboratory Products segment resulted from increased sales commissions, wage-related expenses, travel expenses, and consulting fees partially offset by lower Board-related expenses, legal fees and audit fees.  SG&A expenses in the Air-Monitoring Systems segment were up because of higher compensation expenses and increased intellectual property related legal fees.

During the third quarter of 2010, research and development ("R&D") expenses decreased by $100,000, or 16.3%, compared to the same period last year.  In the Laboratory Products segment, R&D expenses increased $56,000 due to reduced utilization of engineering resources related to third party funded research projects and increased compensation expense.  R&D expenses in the Air Monitoring Systems segment declined $156,000 due in large part to increased utilization of engineering resources related to third party funded research efforts as well as utilization of certain R&D resources to support engineering efforts related to fulfillment of the Bechtel contract.

R&D expenses for the nine months ended September 30, 2010 decreased by $501,000, or 21.7%, compared to the same period of the prior year.  The bulk of this decline was attributable to the Air Monitoring Systems segment as discussed above.

Operating Income (Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
(dollars in 000’s)	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
Operating Income (Loss) by Segment
Laboratory Products	$216	5.3%	$156	4.4%	$785	6.3%	$(399)	-3.8%
Air-Monitoring Systems	671	28.5%	129	9.7%	1,299	21.8%	(70)	-1.8%
Total	$887	13.8%	$285	5.8%	$2,084	11.3%	$(469)	-3.3%

Operating income totaled $887,000 for the three months ended September 30, 2010, up $602,000 compared to the same period in 2009, due to higher sales and gross profit partially offset by higher operating expenses.  On a year-to-date basis, our operating income totaled $2,084,000 compared to an operating loss of $469,000 during the first nine months of 2009. This increase in earnings was primarily attributable to significantly higher sales and gross profit and slightly lower operating expenses.

Liquidity and Capital Resources

For the nine months ended September 30, 2010, cash flow provided by operating activities totaled $2,305,000, compared to $1,324,000 during the same period in 2009.  Our improved operating cash flow in 2010 was primarily the result of increased net income compared to 2009.  While changes in working capital provided a positive impact on operating cash flow in both periods, the working capital impact was significantly greater in 2009 due to reduced accounts receivable attributable to lower sales.

Cash flow used in investing activities totaled $213,000 through the first nine months of 2010, compared to cash flow provided by investing activities of $159,000 during the same period in 2009.  The primary use of cash was the purchase of $494,000 of third party preferred stock acquired in an effort to improve the return on our funds.  We liquidated our preferred stock holdings, incurring a minimal expense, upon entering into the definitive agreement with ITT in order to eliminate the potential for incurring any short term losses which might negatively impact our cash position. Purchases of property, plant and equipment increased to $170,000 in 2010, up $64,000 from the same period last year due in large part to the purchase of a specialized instrument that will be used for application support related to the combined TOC and WS-CRDS technology we recently developed in conjunction with Picarro, Inc.  We have also purchased certain computer hardware for an ERP system upgrade to be completed in the fourth quarter of this year.  We have no material commitments for capital expenditures as of September 30, 2010.

Net cash flow used in financing activities for the nine months ended September 30, 2010 totaled $366,000 compared to $305,000 during the same period in 2009.  Dividend payments constituted the primary component of cash used in financing activities during both periods presented.

Cash and cash equivalents totaled $6,340,000 as of September 30, 2010, compared to $4,614,000 as of December 31, 2009.  Due to strong operating earnings, our cash position has increased $1,726,000 from year-end.  We continue to believe that our liquid assets are sufficient to fund working capital, R&D, and capital expenditures for the near term.  As the economy continues to improve, we anticipate that cash flows from operations will generate sufficient cash flow to meet our long-term liquidity needs should the expected transaction with ITT fail to close.

On August 30, 2010 we paid a cash dividend of $0.05 per common share to shareholders of record at the close of business on August 13, 2010 pursuant to a declaration by our Board of Directors.  This quarterly dividend was declared in connection with the Board's decision in 2006 to establish an annual cash dividend of $0.20 per share, payable at $0.05 per quarter. Our Board has declared that the record date for the fourth quarter dividend of $0.05 per common share will be November 10, 2010 and such quarterly dividend will be payable concurrently with the special contingent dividend on November 15, 2010.  In the event the merger does not close as anticipated, payment of future cash dividends under the policy is subject to the approval of our Board of Directors.

Off-Balance Sheet Arrangements

As of September 30, 2010 we had no off-balance sheet arrangements.

Critical Accounting Policies

Please reference Part II-Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the period from July 1, 2010 to September 30, 2010, an evaluation under the supervision and with the participation of management, including the Chief Executive Officer/CFO (our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures was conducted.  Based on that evaluation, the Chief Executive Officer/CFO has concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are subject to legal proceedings brought against us.  There have been no material developments to the legal proceedings described in Part I, Item 3, "Legal Proceedings" in our Annual Report on Form 10-K for the year-ended December 31, 2009, and there are no new reportable legal proceedings for the quarter ended September 30, 2010.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2009, as amended, includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K for the year ended December 31, 2009, as amended.

We entered into an Agreement and Plan of Merger with ITT Corporation and we expect that we will be acquired by ITT in November 2010.  To the extent the transaction does not close in a timely manner or at all, it would have a significant negative impact on us.

On September 13, 2010, we entered into an Agreement and Plan of Merger with ITT Corporation and Oyster Acquisition Corp. (the “Agreement”).  While we expect to obtain shareholder approval of the transaction and believe that the transaction will be closed in a timely manner, we can provide no assurance that the transaction will indeed close.  If the transaction is challenged by an interested party who believes that the transaction is not fair to and in the best interest of shareholders, we may incur substantial legal costs and experience management distractions which could be detrimental to future performance.  Further, should the transaction not be approved by our shareholders or not close due to our failure to meet certain obligations set forth in the Agreement, we could potentially owe ITT a break-up fee of $1,000,000 and further be obligated to pay up to $285,000 of their costs incurred in connection with the planned merger.  Should the merger not be completed as planned, we may experience a significant negative impact in our financial position and operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

In the event the merger is not completed, our shareholders will continue to be entitled to attend and participate in our shareholder meetings.  If the merger is not completed and you wish to present a proposal to be considered for inclusion in our proxy materials in connection with the 2011 Annual Meeting of Shareholders, the proposal, including the nomination of persons to stand for election to our Board of Directors, shall be presented no more than ninety nor less than sixty days prior to the first anniversary of the preceding year’s annual meeting, or between February 18, 2011 and March 19, 2011.  All proposals submitted for inclusion in the proxy statement must comply with all requirements of the Securities and Exchange Commission as well as our Bylaws.

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

O. I. CORPORATION
(Registrant)

Date:	November 3, 2010	BY: /s/ J. Bruce Lancaster
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